Form 10-Q
period 2004-09-30
DESERT CAPITAL REIT INC
filed 2004-11-15
CIK 1274055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                     to

Commission File Number 333-111643

DESERT CAPITAL REIT, INC.

(Exact Name of Registrant as specified in its charter)

Maryland	20-0495883
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2357 Renaissance Drive, Suite A, Las Vegas, Nevada 89119
(Address of principal executive office)
(Zip Code)

Registrant’s telephone number, including area code: (800) 419-2855

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of November 5, 2004 was 964,701.

DESERT CAPITAL REIT, INC.

FORM 10-Q

For the Quarter Ended September 30, 2004

Part I. Financial Information

Item 1. Financial Statements (Unaudited)

DESERT CAPITAL REIT, INC.

BALANCE SHEETS

	September 30, 2004	December 31, 2003
	(Unaudited)	(Audited)
ASSETS:
Cash in bank	$324,128	$182,202
Interest receivable	30,955	—
Prepaid insurance	68,333	—
Deferred offering costs	—	415,778
Mortgage notes receivable (net)	8,280,296	—

TOTAL ASSETS	$8,703,713	$597,980

LIABILITIES AND STOCKHOLDER’S EQUITY
Accounts payable	$27,855	$3,980
Sales commissions payable	278,223	—
Interest payable	12,228	—
Dividends payable	30,906	—
Notes payable	4,054,655	400,000

TOTAL LIABILITIES	4,403,867	403,980

Preferred stock, $0.01 par value: 15,000,000 shares authorized, none outstanding
Common stock, $0.01 par value: 100,000,000 shares authorized; 631,512, and 20,000 shares issued and outstanding at September 30, 2004 and December 31 2003, respectively	6,315	200
Additional paid in capital	4,467,271	199,800
Accumulated deficit	(173,740)	(6,000)

TOTAL STOCKHOLDERS’ EQUITY	4,299,847	194,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,703,713	$597,980

The accompanying notes are an integral part of these condensed financial statements

DESERT CAPITAL REIT, INC.

Income Statement

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2004	September 30, 2004
	(Unaudited)	(Unaudited)
REVENUE
Interest income	$64,557	$64,557

TOTAL REVENUE	64,557	64,557

EXPENSES
Interest expense	13,401	13,401
Management fee	5,606	5,606
Compensation expense	43,993	91,993
Insurance expense	51,000	51,000
Travel expense	6,341	17,924
Provision for loan losses	4,589	4,589
General and administrative	11,606	16,880

TOTAL EXPENSES	136,536	201,392

NET INCOME (LOSS)	$(71,979)	$(136,834)

BASIC EARNINGS PER COMMON SHARE	$(0.18)	$(0.34)

The accompanying notes are an integral part of these condensed financial statements

DESERT CAPITAL REIT, INC.

Statement of Cash Flows

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2004	September 30, 2004
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES
Net income (loss)	$(71,979)	$(136,834)
Stock based compensation	5,556	5,556
Provision for loan losses	4,589	4,589
Interest receivable	(30,955)	(30,955)
Prepaid insurance	(68,333)	(68,333)
Accounts payable	27,855	27,855
Interest payable	12,228	12,228

Net cash used by operating activities	(121,039)	(185,895)
INVESTING ACTIVITIES
Purchase of mortgage notes receivable	(8,284,885)	(8,284,885)

Net cash used by investing activities	(8,284,885)	(8,284,885)
FINANCING ACTIVITIES
Proceeds from notes payable	3,436,117	3,650,675
Issuance of common stock	5,915,116	5,915,116
Offering costs paid	(671,903)	(953,084)

Net cash provided by financing activities	8,679,330	8,612,707
Net increase in cash	273,406	141,926
Cash at beginning of period	50,772	182,202

Cash at end of period	$324,128	$324,128

Cash paid for interest	$1,174	$1,174

Supplemental schedule of non-cash investing and financing:
Common stock dividends declared but not paid:	$30,906	$30,906
Sales commissions incurred but not paid:	$278,223	$278,223

The accompanying notes are an integral part of these condensed financial statements

DESERT CAPITAL REIT, INC.

Statement of Stockholders’ Equity

For the Nine Months Ended
September 30, 2004
(Unaudited)

	Common	Common
	Stock	Stock Par	Additional Paid -	Accumulated
	Shares	Value	in Capital	Deficit	Total
Balance at January 1, 2004	20,000	$200	$199,800	$(6,000)	$194,000
Issuance of common stock	591,512	5,915	5,909,201	—	5,915,116
Stock based compensation	20,000	200	5,356	—	5,556
Distributions common stock	—	—	—	(30,906)	(30,906)
Offering costs	—	—	(1,647,085)	—	(1,647,085)
Net income (loss)	—	—	—	(136,834)	(136,834)

Balance - September 30, 2004	631,512	$6,315	$4,467,271	$(173,740)	$4,299,847

The accompanying notes are an integral part of these condensed financial statements

Desert Capital REIT, INC.

Notes to Financial Statements
September 30, 2004 (UNAUDITED)

Note 1 — Description of Business and Basis of Presentation

     Desert Capital REIT, Inc. (the “Company”), was organized and incorporated under the laws of the state of Maryland in December 2003. The Securities and Exchange Commission, ("SEC"), declared the Company’s Registration Statement on Form S-11 effective on July 16, 2004. The Company incurred organizational costs prior to the effectiveness of the Registration Statement, but principal business activity did not begin until July 16, 2004. The principal business activity is the financing of and investment in mortgage loans, including acquisition and development loans, construction loans, commercial property loans, and residential loans. The financing will be provided through equity capital and leverage.

     The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements, although management believes that the disclosures presented herein are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The SEC declared the Company’s Registration Statement on Form S-11 effective on July 16, 2004. The Company incurred organizational costs prior to the effectiveness of the Registration Statement, but principal business activity did not begin until July 16, 2004. The results of operations from inception (July 16, 2004) to September 30, 2004 are not necessarily indicative of results that may be expected for the entire year ending December 31, 2004.

Note 2 — Summary of Significant Accounting Policies

     Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Cash

     The Company places its temporary excess cash with high quality financial institutions. Such deposits may exceed the FDIC insurance limits.

     Revenue Recognition

     Interest will be accrued monthly on outstanding principal balances unless our Advisor considers the collection of interest to be uncertain. The Company generally considers the collection of interest to be uncertain when loans are contractually past due three months or more.

     Income Taxes

     The Company intends at all times to qualify as a real estate investment trust (“REIT”) for federal income tax purposes, under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended and applicable Treasury Regulations. Therefore, the Company generally will not be subject to federal corporate income taxes if the Company distributes at least 90% of its taxable income to its stockholders. To qualify as a REIT, the Company must elect to be so treated and must meet on a continuing basis certain requirements relating to the Company’s organization, sources of income, nature of assets, and distribution of income to stockholders. The Company must also maintain certain records and request certain information from its stockholders designed to disclose actual ownership of its stock in order to maintain REIT status.

     In addition, the Company must satisfy certain gross income requirements annually and certain asset tests at the close of each quarter of its taxable year. If the trust fails to qualify for taxation as a REIT in any taxable year, and the relief provisions do not apply, the Company will be subject to tax on its taxable income at regular corporate rates. Distributions to stockholders in any year in which the Company fails to qualify will not be deductible by the Company nor will they be required to be made. Unless entitled to relief under specific statutory provisions, the Company will also be disqualified from taxation as a REIT for the four taxable years following the year during which qualification was lost.

     Based on the Company’s belief that it has operated in a manner so as to allow it to be taxed as a REIT since inception, no provision for federal income taxes has been made in the financial statements.

     Organization Expenses

     Organization expenses are expensed as incurred.

     Offering Costs

     Costs attributable to the securities offering are charged against the proceeds of the offering as a reduction to equity capital. These costs include legal and accounting fees to prepare the securities filing as well as the fees incurred in selling the securities, such as underwriting commissions.

     Loans

     The Company generally grants 9 to 12 month mortgage loans to customers. A substantial portion of the loan portfolio is represented by mortgage loans throughout southern Nevada. The ability of the Company’s borrowers to honor their contracts is dependent upon the real estate and general economic conditions in this area.

     Loans are stated at unpaid principal balances, less the allowance for loan losses.

     The accrual of interest on mortgage loans is generally discontinued at the time the loan is 90 days past due. Past due status is based on contractual terms of the loan. In all cases, loans are place on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful.

     All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

     Allowance for Loan Losses

     The Company provides a loan allowance related to certain of our mortgage loans. Management monitors the delinquencies and defaults on the underlying mortgages and, if an impairment of the related mortgage security is deemed to be other than temporary, we will reduce the carrying value of the related mortgage security to fair value. Our loan loss provision will be based on our assessment of numerous factors affecting our portfolio of mortgage assets including, but not limited to, current and projected economic conditions, delinquency status, credit losses to date on underlying mortgages and any remaining credit protection. Loan loss provision estimates are reviewed periodically and adjustments are reported in earnings when they become known.

     Impairment Policy

     The Company has adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). Impairment is measured on a loan-by-loan basis on the fair value of the related collateral since all loans subject to this measurement are collateral dependent. There were no impairment losses recognized for the nine months ended September 30, 2004.

     Stock Compensation

     The Company accounts for stock-based compensation issued to non-employees using the fair value recognition provisions of SFAS Statement No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure — An Amendment to FASB Statement No. 123” (FAS 148). The total value of the restricted stock is determined on the grant date, and this amount is expensed over the vesting period using the straight-line method.

Note 3 — Mortgage Notes Receivable

     Mortgage notes receivable represent acquisition and development, construction, commercial property, and residential loans. The Company is subject to the risks inherent in finance lending, including the risk of borrower default and bankruptcy. The Company also invests in subordinated or second lien, mortgage loans. As of September 30, 2004, approximately 16% of the mortgage notes outstanding balance were second lien mortgages.

     Mortgage notes receivable are stated at the principal outstanding, less the allowance for loan losses. Mortgage notes receivable are generally single-pay notes with interest due monthly, and have an average term of 9 to 12 months.

Acquisition & development loans	$4,362,800
Construction loans	3,422,085
Commercial property loans	500,000
Allowance for loan loss	(4,589)

Mortgage notes receivable (net)	$8,280,296

Note 4 — Allowance for Loan Loses

     Management reviews its allowance for losses provision periodically and the Company maintains an allowance for losses on mortgage notes receivable at an amount that management believes is sufficient to protect against potential losses inherent in the loan portfolio. The Company’s actual losses may differ from the estimate. As of September 30, 2004 the Company does not have any past due loans or loans in default.

     A reconciliation of the Company’s allowance for losses follows:

Balance, beginning of period	$—
Provision for loan loss	4,589

Balance, end of period	$4,589

Note 5 — Stock Based Compensation

     The Board of Directors have adopted the 2004 Stock Incentive Plan of Desert Capital REIT, Inc. (the “Plan”). Directors, officers of the Company or any affiliate of the Company, and individual consultants or advisors are eligible for stock based compensation under the Plan. The Company has authorized 1 million shares of common stock under the Plan. As of September 30, 2004, the Company has granted 20,000 restricted share awards under the Plan. The restricted share awards were granted on September 1, 2004, and there was no stock compensation awarded prior to this date. The fair value of the shares on the grant date were $10 per share, and the shares vest in three equal annual installments. As of September 30, 2004, $5,556 has been expensed due to stock based compensation.

Note 6 — Basic Earnings Per Common Share

     Earnings per share is computed in accordance with SFAS No. 128, Earnings Per Share. Basic earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding during each period inclusive of unvested restricted stock which participates fully in dividends.

	For the Three Months Ended September 30, 2004	For the Nine Months Ended September 30, 2004
Net income (loss)	$(71,979)	$(136,834)
Weighted average number of common shares outstanding	404,854	404,854

Basic earnings per common share	$(0.18)	$(0.34)

Note 7 — Dividends

     On September 1, 2004, the Company declared dividends of $0.075 per share of common stock, payable to stockholders of record at the close of business on September 30, 2004. These dividends were paid on October 15, 2004.

Note 8 — Notes Payable

     As of September 30, 2004, the Company has borrowed $2,880,000, from Beresford Bancorporation, Inc., a related party, under a line of credit term facility, up to a maximum of $5,000,000 with notes receivable pledged as collateral against advances. The interest rate is the 10 year treasury yield on the last day of the month, rounded to the nearest 0.125%, plus 3.00% and is payable monthly. The note matures February 1, 2005. The interest rate applicable for the month of September was 7.125%. Interest expense accrued and payable as of September 30, 2004, was $7,308.

     As of September 30, 2004, the Company has also borrowed $1,175,655 from its advisor, Burton Management Company, Ltd., (“Burton”), a related party. The interest rate on this note is equal to the 10 year treasury yield on the last day of the month. The interest rate applicable for the month of September was 4.119%. Interest expense accrued and payable as of September 30, 2004, was $4,919.

Note 9 — Commitments and Related Parties

     The Company has contracted with Burton to serve as Advisor for the Company. Burton oversees the day-to-day operations including asset, liability and capital management. Burton is compensated based upon the advisory agreement that entitles Burton to a base management fee, incentive compensation and reimbursement of expenses. The president and owner of Burton is also the president and chief executive officer of the Company. The annual base management compensation is 1% of the first $200,000,000 of average invested assets plus 0.8% of the average invested assets in excess of $200,000,000, to be paid quarterly. The base management fee payable to the Advisor as of September 30, 2004, is $5,606. The incentive compensation is a tiered percentage of the amount of our net income (taxable income) excluding capital losses, before deducting incentive compensation less a threshold return, which is the net income that would produce an annualized return on our average invested assets equal to the 10 year U.S. Treasury rate plus 1.0%. The tiered percentage is the weighted average of 20% of the first $200,000,000 of average invested assets and 10% of the excess over $200,000,000 of average invested assets. The incentive compensation will be calculated quarterly and any positive quarterly incentive amount shall be paid by the Company, along with the base management compensation, within 15 days of receipt of the computations. At the end of the fiscal year, the incentive compensation shall be calculated based upon the net income for the year. If the quarterly payments are less than the annual incentive amount, the Company shall pay Burton the difference. If the quarterly payments were to exceed the annual incentive compensation, Burton will refund the excess to the Company, which will reduce the previously recorded incentive fee expense. Should the Company not have sufficient cash available to pay the quarterly or annual amounts, the Company would either borrow sufficient funds or sell assets to meet these contracted obligations.

The Company has entered into a three year agreement with Consolidated Mortgage, Inc., which will provide for the right of first offer to purchase all residential mortgage and commercial bridge loans originated by Consolidated Mortgage. The officers of the Company were formerly officers with Consolidated Mortgage.

     The dealer-manager, CMC Financial Services, Inc., directs and oversees the sale of the Company’s equity securities. CMC Financial receives a sales commission and other fees based on the sale of these securities. The dealer-manager is an affiliate of both the Company and Burton, as the president and owner of CMC Financial Services, Inc. is also the president and chief executive officer of the Company.

Note 10 — Subsequent Event

     The Company entered into an agreement to acquire Consolidated Mortgage Corporation on November 10, 2004. The transaction is structured as an installment sale pursuant to which the Company will acquire the outstanding equity securities of Consolidated Mortgage over time so as to comply with applicable Internal Revenue Code provisions. The initial closing of 25% of the outstanding equity of Consolidated Mortgage is expected to occur within the next 30 days, following the receipt by the Company of certain regulatory approvals from the State of Nevada. The Company expects to acquire all of the outstanding equity securities of Consolidated Mortgage by the end of the third quarter 2005. The purchase price to be paid by the Company for Consolidated Mortgage consists of $9 million in cash and 450,000 shares of the Company’s common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes to those statements included elsewhere in this document. This discussion may contain certain forward-looking statements. Forwarding-looking statements are those that are not historical in nature. They can often be identified by their inclusion of words such as “will,” “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend” and similar expressions. Any projection of revenues, earnings or losses, capital expenditures, distributions, capital structure or other financial terms is a forward-looking statement.

     Our forward-looking statements are based upon our management’s beliefs, assumptions and expectations of our future operations and economic performance, taking into account the information currently available to us. Forward-looking statements involve risks and uncertainties, some of which are not currently known to us, that might cause our actual results, performance or financial condition to be materially different from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. Some of the important factors that could cause our actual results, performance or financial condition to differ materially from expectations are:

•	Our limited operating history and the lack of experience of our Advisor, Burton Management Company, Ltd., in managing a REIT;

•	Changes in interest rates;

•	Potential impacts of our leveraging policies and strategies without notice to you or stockholder approval;

•	Our Advisor’s motivation to recommend riskier investments in an effort to maximize its incentive compensation under the advisory agreement; and

•	Although we believe our proposed method of operations will be in conformity with the requirements for qualification as a REIT, we cannot assure you that we will qualify as a REIT or, if so qualified, will continue to qualify as a REIT. Our failure to qualify or remain qualified as a REIT could have material adverse effect on our performance and your investment.

     We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the events described by our forward-looking events might not occur. We qualify any and all of our forward-looking statements by these cautionary factors. In addition, you should carefully review the risk factors describe in other documents we file from time to time with the Securities and Exchange Commission.

General

     Desert Capital REIT, Inc. is a REIT headquartered in Las Vegas, Nevada. We are externally managed and were formed in December 2003 to invest in mortgage loans. We expect to derive our revenues primarily from the receipt of interest and principal payments under loans acquired with our equity capital and borrowed funds. Our principal business objective is to generate net income for distribution to our stockholders from the spread between interest income on our mortgage assets and the costs of financing the acquisition of these assets. We expect that this spread, net of operating expenses, will provide both operating capital and distributable income. Our business will depend on our access to external sources of financing at a cost we can absorb while still generating an attractive risk-adjusted return on the loans we acquire using the proceeds of our financings. Our business will also depend on our ability to locate suitable investments to keep our capital fully deployed at favorable rates.

     We intend to elect to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ending December 31, 2004, thereby generally avoiding U.S. federal income taxes on our taxable income that we distribute currently to our stockholders.

Risk Factors

     Investment in our common stock involves a high degree of risk. The risk factors that should be considered when making an investment in our common stock include, but are not limited to, those described in the following paragraphs and more fully described in our Registration Statement.

     There are a number of risks associated with ownership of our common stock, including, but not limited to, reliance on our Advisor, potential conflicts of interest and investment in a development stage enterprise. We are totally reliant on our Advisor, which is an affiliate of several of our officers and directors, to manage our business and assets. Certain of our officers and directors will be subject to substantial conflicts of interest. We may incur substantial debt, which could hinder our ability to pay dividends to our stockholders. We may not be able to invest in a diverse portfolio of loans and the value of our shares would then fluctuate with the performance of specific loans.

     We are evaluating the market of available loans and will acquire or fund loans that meet our investment criteria. Each of the types of loans we expect to acquire are subject to risks: balloon loan payments are risky because repayment depends on the borrower’s ability to refinance the loan or sell the property, commercial loans are risky partly due to the fact that they generally have higher loan balances than our other categories of loans, and subordinated loans are subject to a greater risk of loss than loans secured by first liens. If we cannot fund loan acquisitions on favorable terms to meet financial expectations, our earnings could be adversely affected.

Public Offering of Equity Securities/Use of Proceeds

     Pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933, as amended (the “Registration Statement”), we offered for sale to the public on a “best efforts” basis a minimum of 250,000 and a maximum of 20,000,000 shares of our common stock at a price of $10 per share (the “Offering”) and up to 2,000,000 additional shares pursuant to a dividend reinvestment plan under which our stockholders may elect to have dividends reinvested in additional shares at $10 per share. The Registration Statement was declared effective by the SEC on July 16, 2004.

     As of September 30, 2004, we had sold approximately 611,512 shares of our common stock (“Shares”) for aggregate gross proceeds before Offering costs and selling commissions of approximately $6,115,120. Of these amounts, 20,000 shares or $200,000 of our common stock were sold to our Advisor.

     In connection with the Offering, we incurred approximately $950,126 of costs related to the issuance and distribution of the Shares through the quarter ended September 30, 2004. We will continue to incur similar costs in the future as additional shares are sold.

Critical Accounting Policies and Management Estimates

     Our financial statements are prepared in accordance with GAAP. The application of these accounting policies will require our management to make certain judgments and estimates that directly affect our financial reporting results. We consider the policies discussed below to be critical to an understanding of our financial statements. Specific risks for these critical accounting policies are described in the following paragraphs. In regard to these policies, we caution you that we have no operating history and future events rarely develop exactly as forecasted, and the best estimates of our management will likely require adjustment. See “Note 2 — Summary of Significant Accounting Policies” to our financial statements for a more complete description of these policies.

     Basis of Accounting and Presentation. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Management believes that the estimates and assumptions utilized in preparing our financial statements and accompanying notes are reasonable and prudent. Actual results could differ from those estimates.

     Accounting for Stock Compensation. As of September 30, 2004, we had 20,000 shares of restricted stock outstanding. We intend to issue additional shares of restricted stock in the future. We expect to continue to issue stock-based compensation to our directors. We account for stock-based compensation issued to non-employees using the fair value recognition provisions of SFAS Statement No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure — An Amendment to FASB Statement No. 123” (FAS 148). The total value of the restricted stock is determined on the grant date, and this amount is expensed over the vesting period using the straight-line method.

     Interest on Loans. Interest will be accrued monthly on outstanding principal balances unless our Advisor considers the collection of interest to be uncertain. We generally consider the collection of interest to be uncertain when loans are contractually past due three months or more.

     Organization Expenses. Organization expenses are expensed as incurred.

     Offering Costs. Costs attributable to the securities offering are charged against the proceeds of the offering as a reduction to equity capital. These costs include legal and accounting fees to prepare the securities filing as well as the fees incurred in selling the securities, such as underwriting commissions.

     Income Taxes. For our taxable year ending December 31, 2004, we intend to elect to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code and, upon the election being made, we will be taxed as such beginning with our taxable year ending December 31, 2004. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90% of our

REIT taxable income to stockholders. As a REIT, we generally will not be subject to U.S. federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will then be subject to U.S. federal income taxes on our taxable income at regular corporate rates starting with that year and will not be permitted to qualify for treatment as a REIT for U.S. federal income tax purpose for four years following the year during which qualification is lost unless the IRS were to grant us relief under certain statutory provisions. Such an event could have a material adverse effect on our net income and net cash available for distribution to stockholders. However, we believe that we will be organized and operate in such a manner as to qualify for treatment as a REIT and we intend to operate in the foreseeable future in such a manner so that we will qualify as a REIT for U.S. federal income tax purposes.

     Impairment Policy. We have adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). Impairment is measured on a loan-by-loan basis on the fair value of the related collateral since all loans subject to this measurement are collateral dependent. There was no impairment losses recognized for the nine months ended September 30, 2004.

     Loans. The Company generally grants 9 to 12 month mortgage loans to customers. A substantial portion of the loan portfolio is represented by mortgage loans throughout southern Nevada. The ability of the Company’s borrowers to honor their contracts is dependent upon the real estate and general economic conditions in this area.

     Loans are stated at unpaid principal balances, less the allowance for loan losses.

     The accrual of interest on mortgage loans is generally discontinued at the time the loan is 90 days past due. Past due status is based on contractual terms of the loan. In all cases, loans are place on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful.

     All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

     Allowance for Loan Losses. We will provide a loan allowance related to certain of our mortgage loans. We will monitor the delinquencies and defaults on the underlying mortgages and, if an impairment of the related mortgage security is deemed to be other than temporary, we will reduce the carrying value of the related mortgage security to fair value. Our loan loss provision will be based on our assessment of numerous factors affecting our portfolio of mortgage assets including, but not limited to, current and projected economic conditions, delinquency status, credit losses to date on underlying mortgages and any remaining credit protection. Loan loss provision estimates are reviewed periodically and adjustments are reported in earnings when they become known.

Recent Accounting Developments

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The statement specifies the accounting for certain employee termination benefits, contract termination costs and costs to consolidate facilities or relocate employees and is effective for exit and disposal activities initiated after December 31, 2002. We do not expect the statement to have a material effect on our financial condition or results of operations.

     In November 2002, the FASB issued FASB Interpretation (FIN) No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 specifies the disclosures to be made about obligations under certain issued guarantees and requires a liability to be recognized for the fair value of a guarantee obligation. The recognition and measurement provisions of the interpretation apply prospectively to guarantees issued after September 30, 2002. We do not expect the recognition and measurement provisions to have a material effect on our financial condition or results of operations.

     In January 2003, the FASB issued FASB Interpretation (FIN) No. 46 “Consolidation of Variable Interest Entities.” FIN No. 46 requires a company to consolidate a variable interest entity (VIE) if the company has variable interests that give it a majority of the expected losses or a majority of the expected residual returns of the entity. Prior to FIN No. 46, VIEs were commonly referred to as SPEs. FIN No. 46 is effective immediately for VIEs created after January 31, 2003. We do not expect the interpretation to have a material effect on our financial condition or results of operations.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150, which is effective at the beginning of the first interim period beginning after June 15, 2003, must be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. The statement requires that a financial instrument which falls within the scope of the statement to be classified and measured as a liability. The following financial instruments are required to be classified as liabilities: (1) shares that are mandatorily redeemable, (2) an obligation to repurchase the issuer’s equity shares or one indexed to such an obligation and that requires or may require settlement by transferring assets and (3) the embodiment of an unconditional obligation that the issuer may or may not settle by issuing a variable number of equity shares if, at inception, the monetary value of the obligation is based on certain measurements defined in the statement. We do not expect the statement to have a material effect on our financial condition or results of operations.

Results of Operations

     For the three months ended September 30, 2004, net (loss) was $(71,979) or $(0.18) per weighted average share outstanding (basic and diluted). For the same period, interest income was approximately $64,557, and was primarily earned from investments in loans secured by real estate. Interest expense on short-term borrowings was $13,401. On July 16, 2004, we commenced a public offering of 20,000,000 shares of common stock. Because we continue to raise equity through our ongoing offering, operating results for the nine months ended September 30, 2004 are not indicative of future operating results.

     Operating expenses for the three months ended September 30, 2004, were $136,536.

     Base advisory fees to the Advisor under the advisory agreement, which were $5,606 for the three months ended September 30, 2004, are based on a percentage of our “average invested assets.” Average invested assets, for these purposes, are calculated monthly and are the average of the aggregate book value of our assets invested, directly or indirectly, in equity interests and in loans secured by real estate, before certain reserves.

     Other expenses for the three months ended September 30, 2004, included $43,993 in compensation expense related to the compensation of our board of directors, $51,000 of insurance expense, consisting of directors’ and officers’ indemnification insurance premiums, and a $4,589 provision for losses to protect against potential losses inherent in our loan portfolio.

     Because the Company did not commence operations until the third quarter of 2004, the only comparative financial data presented is the balance sheet as of December 31, 2003.

     REIT taxable net income is calculated according to the requirements of the Internal Revenue Code, rather than GAAP. The following table reconciles GAAP net income to REIT taxable net income for the nine months ended September 30, 2004 (in thousands):

GAAP net income (loss)	$(136,834)
Adjustments to GAAP net income:	4,589

REIT taxable net income (loss)	$(132,245)

     We believe that the presentation of our REIT taxable net income is useful to investors because it is directly related to the distributions we are required to make in order to retain our REIT status. There are limitations associated with REIT taxable net income. For example, this measure does not reflect net capital losses during the period and, thus, by itself is an incomplete measure of our financial performance over any period. As a result, our REIT taxable net income should be considered in addition to, and not as a substitute for, our GAAP-based net income as a measure of our financial performance.

Contractual Obligations and Commitments

     As of September 30, 2004, we had entered into an advisory agreement with our Advisor. See Note 9 to the financial statements for significant terms of the advisory agreement.

Off-Balance Sheet Arrangements

     Since inception, we have not maintained any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities. Accordingly, we are not materially exposed to any market, credit, liquidity or financing risk that could arise if we had engaged in such relationships.

Liquidity and Capital Resources

     At September 30, 2004, we had $324,128 of cash to meet our immediate short-term liquidity requirements. We expect that future short-term liquidity requirements will be financed by net cash flow from operations and existing working capital. Operating cash flows are expected to increase as additional loans are added to our portfolio. Cash and cash equivalents increased since December 31, 2003 principally as a result of the increase in net proceeds from the Offering.

     We anticipate that adequate cash will be generated from operations to fund our operating and administrative expenses, continuing debt service obligations, and the payment of dividends in the foreseeable future.

     We paid no dividends for the nine months ended September 30, 2004. A dividend in the amount of $0.075 per share of our common stock ($30,906 in the aggregate) was paid on October 15, 2004, to stockholders of record as of September 30, 2004. We currently expect to pay cash dividends monthly at an annual rate of 9.00% or $.90 per share. As of September 30, 2004, we had accrued total distributions of $30,906. Dividends are determined by our board of directors and are dependent on a number of factors, including the amount of funds available for distribution, our financial condition, any decision by our board of directors to reinvest funds rather than to distribute the funds, the annual distribution required to meet REIT status under the Internal Revenue Code and other factors our board of directors may deem relevant.

     Cash Flows used in Operating Activities. Net cash used by operating activities was $121,039. We expect cash flows from operating activities to increase due to the acquisition of additional loans.

     Cash Flows used in Investing Activities. Net cash used in investing activities amounted to $8,284,885 relating to the acquisition of loans during the third quarter of 2004.

     Cash Flows from Financing Activities. Cash provided by financing activities amounted to $8,679,330 for the three months ended September 30, 2004, consisting of $5,243,213 raised through the Offering (net of offering costs) during the three-months ended September 30, 2004 and $3,436,117 in borrowings under our credit facility. For the three months ended September 30, 2004, we paid Offering costs, including selling commissions, investor marketing and due diligence costs and other offering expenses, totaling $671,903. We will continue to incur similar costs in the future as additional shares are sold.

     We currently have a $5 million credit facility that matures in February 2005. Borrowings under our credit facility bear interest at the 10-year Treasury Rate plus 3%. Depending on market conditions, we may incur debt up to 300% of our net assets. We expect to use borrowings under our credit facility and any future borrowings under other lines of credit with commercial banks to fund or acquire loans secured by real estate. The borrowings under our existing credit facility are, and some or all of our future debt may be, secured by some or all of our assets. If we default in the payment of interest or principal on any such debt, breach any representation or warranty in connection with any borrowing or violate any covenant in any loan document, our lender may accelerate the maturity of such debt requiring us to immediately repay all outstanding principal. If we are unable to make such payment, our lender could foreclose on our assets that are pledged as collateral to that lender. The lender could also sue us or force us into bankruptcy. Any of these events would likely have a material adverse effect on the value of an investment in our common stock. At September 30, 2004, we were in compliance with all the covenants under our credit facility.

     In order to qualify as a REIT and to avoid corporate-level tax on the income we distribute to our stockholders, we are required to distribute at least 90% of our REIT taxable income on an annual basis. Therefore, one the net proceeds we receive from this offering are substantially fully invested, we will need to borrow in order to grow our business and acquire additional assets. Our sources of funds will primarily be the net proceeds from this offering, operating cash flows and borrowings. Operating cash flows will consist of interest received on and maturities of mortgage loans and investments. Liquidity will also be generated through lines of credit with commercial banks. We believe that we will be able to obtain financing in amounts and on terms that are acceptable to us and consistent with our business strategy prior to the closing of this offering. We believe that these cash resources will be sufficient to satisfy our immediate liquidity requirements, and we do not anticipate a need to raise funds from other than these sources within the next 12 months.

     Our income calculated for tax purposes may differ from income calculated in accordance with GAAP. For example, we record a reserve for credit losses for GAAP purposes whereas only actual credit losses are deducted in calculating taxable income. The distinction between taxable income and GAAP income is important to our stockholders because distributions are declared on the basis of taxable income. While we generally will not be required to pay income taxes as long as we satisfy the REIT provisions on the Internal Revenue Code, each year we will be required to complete a U.S. federal income tax return wherein taxable income is calculated. This taxable income level will determine the minimum level of distribution we must pay to our stockholders.

     Our advisory agreement with our Advisor requires us to pay incentive compensation on a quarterly basis to our Advisor based on the application of the incentive compensation formula at the end of each quarter. Because we will be paying out at least 90% of our REIT taxable income to stockholders on a quarterly basis, we may not have sufficient cash at the end of a particular quarter to pay the incentive fee, which would require us to borrow under our credit facility, if any, or sell assets to meet the contractual obligation. In addition, it is possible that our liquidity may be further impaired if we generate substantial net income in the first three quarters of a fiscal year and have a significant drop off in the fourth quarter, but our capital resources may be limited by the fact that we have overpaid our Advisor for the year (through the first three quarters) will not be reimbursed for the over payment until year-end. Nevertheless, our total annual operating expenses, including the incentive compensation payable to the Advisor, will not exceed the greater of 2% of average invested assets or 25% of our net income, unless specifically approved by our independent directors.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk refers to the risk of loss from adverse changes in the level of one or more market prices, rate indices or other market factors. We are exposed to market risk primarily from changes in interest rates that are very sensitive to a variety of factors including political, economic and other factors outside of our control.

Interest rate risk arises primarily as a result of our core business activities of acquiring mortgage loans and funding a portion of the purchases with borrowings and the associated asset and liability management required to match maturities of loans to funding sources. The principal objective of our asset and liability management is to maximize net interest income while operating within acceptable limits established for interest rate risk and maintaining adequate levels of liquidity.

The primary interest rate exposure to which we are subject relates to our mortgage loan portfolio. Any change in the general level of interest rates in the market can affect our net interest income and net income in either a positive or negative manner. Net interest income is the difference between the income earned from interest bearing assets less the expense incurred relating to interest bearing liabilities. Fluctuations in the interest rate environment can also affect our ability to acquire new loans, the value of our loans for sale portfolio and our ability to sell the loans held for sale and the related income associated with a sale.

We do not intend to use any derivative instruments to manage our interest rate exposure. Given the short time horizon of our anticipated investments and our related borrowings, we do not believe a hedging strategy is necessary. In addition, our actions are limited by rules with which REITs must comply.

Item 4. Controls and Procedures

As of the end of the period covered by this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of the end of the period covered by this report. There has been no change in the Company’s internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Desert Capital REIT’s Form S-11 Registration Statement, File No. 333-111643, registering the sale of up to 22,000,000 shares of Desert Capital’s common stock, was declared effective by the Securities and Exchange Commission on July 16, 2004. The offering commenced on July 16, 2004. The offering is a “best efforts” offering, and as of the date of the filing of this Form 10-Q, the offering is continuing. The dealer-manager for the offering is CMC Financial Services, Inc. The offering price is $10.00 per share, with discounts and commissions payable to the dealer-manager equaling $0.90 per share. The aggregate price of the 22,000,000 shares of common stock registered is $220,000,000 As of November 5, 2004, Desert Capital has sold 944,701 shares, with an aggregate offering price of $9,447,009.

From July 1, 2004 through September 30, 2004, Desert Capital has incurred offering expenses of $950,126, consisting of $548,650 in commissions paid to CMC Financial Services, Inc., the dealer-manager, and $401,476 for legal, accounting, and filing fees resulting in total expenses of $950,126. Todd B. Parriott, the Chairman of the Board and Chief Executive Officer of Desert Capital is a director and principal of CMC Financial Services, Inc. The net offering proceeds to Desert Capital REIT after deducting total offering expenses as of September 30, 2004 are $4,468,030.

Of the $8,598,064 of net proceeds received from sales of Desert Capital’s common stock as of November 5, 2004, $173,708 has been used for working capital, $812,302 has been invested in temporary investments and $7,612,054 has been invested in loans secured by real estate.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

a) Exhibits

3.1 -	Second Amended and Restated Articles of Incorporation (included as Exhibit 3.1 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-11 (File No. 333-111643) (the “Registration Statement”) and incorporated herein by reference)

3.2 -	Bylaws of the Company (included as Exhibit 3.2 to the Registration Statement and incorporated herein by reference)

4.1 -	Form of Common Stock certificate (included as Exhibit 4.1 to Amendment No. 2 to the Registration Statement and incorporated herein by reference)

10.1 -	Form of Advisory Agreement (included as Exhibit 10.1 to Amendment No. 3 to the Registration Statement and incorporated herein by reference)

10.2 -	Form of Strategic Alliance Agreement (included as Exhibit 10.2 to Amendment No. 1 to the Registration Statement and incorporated herein by reference)

10.3 -	Form of Indemnity Agreement (included as Exhibit 10.3 to Amendment No. 6 to the Registration Statement and incorporated herein by reference)

10.4 -	Form of Escrow Agreement (included as Exhibit 10.4 to Amendment No. 4 to the Registration Statement and incorporated herein by reference)

10.5 -	Revolving Loan and Security Agreement*

10.6 -	Promissory Note*

31.1 -	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 -	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 -	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Included herewith

b) Reports on Form 8-K

     No reports on Form 8-K were filed during the period covered by this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DESERT CAPITAL REIT, INC.

November 15, 2004	/s/ TODD B. PARRIOTT

Todd B. Parriott, Chairman of the Board, Chief Executive Officer, President and Chief Investment Officer (Principal Executive Officer)

November 15, 2004	/s/ JONATHAN G. ARENS

Jonathan G. Arens, Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1 -	Second Amended and Restated Articles of Incorporation (included as Exhibit 3.1 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-11 (File No. 333-111643) (the “Registration Statement”) and incorporated herein by reference)

3.2 -	Bylaws of the Company (included as Exhibit 3.2 to the Registration Statement and incorporated herein by reference)

4.1 -	Form of Common Stock certificate (included as Exhibit 4.1 to Amendment No. 2 to the Registration Statement and incorporated herein by reference)

10.1 -	Form of Advisory Agreement (included as Exhibit 10.1 to Amendment No. 3 to the Registration Statement and incorporated herein by reference)

10.2 -	Form of Strategic Alliance Agreement (included as Exhibit 10.2 to Amendment No. 1 to the Registration Statement and incorporated herein by reference)

10.3 -	Form of Indemnity Agreement (included as Exhibit 10.3 to Amendment No. 6 to the Registration Statement and incorporated herein by reference)

10.4 -	Form of Escrow Agreement (included as Exhibit 10.4 to Amendment No. 4 to the Registration Statement and incorporated herein by reference)

10.5 -	Revolving Loan and Security Agreement*

10.6 -	Promissory Note*

31.1 -	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 -	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 -	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Included herewith