Form 10-Q
period 2004-06-30
DESERT CAPITAL REIT INC
filed 2004-11-29
CIK 1274055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                     to

Commission File Number 333-111643

DESERT CAPITAL REIT, INC.

(Exact Name of Registrant as specified in its charter)

Maryland	20-0495883
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes ☒            No ☐

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of August 13, 2004 was 20,000.

DESERT CAPITAL REIT, INC.

FORM 10-Q

For the Quarter Ended June 30, 2004

INDEX

Part I. Financial Information
Item 1. Financial Statements (Unaudited)
a) Balance Sheets: June 30, 2004 (Unaudited) and December 31, 2003
b) Income Statements (Unaudited) for the three and six months ended June 30, 2004
c) Statement of Cash Flows (Unaudited) for the three and six months ended June 30, 2004
d) Statement of Stockholders’ Equity (Unaudited) for the six months ended June 30, 2004
e) Notes to Condensed Consolidated Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
Part II Other Information
Item 1. Legal Proceedings
Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities
Item 5. Other Information
Item 6. Exhibit and Reports on Form 8-K
Signatures
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO & CFO Pursuant to Section 906

Part I. Financial Information

Item 1. Financial Statements (Unaudited)

BALANCE SHEETS

DESERT CAPITAL REIT, INC. (A Development Stage Company)
BALANCE SHEETS

	June 30, 2004	December 31, 2003
	(Unaudited)	(Audited)
ASSETS:
Cash in bank	$50,722	$182,202
Deferred offering costs	696,958	415,778
TOTAL ASSETS	$747,681	$597,980

LIABILITIES AND STOCKHOLDER’S EQUITY
Accounts payable	$—	$3,980
Notes payable	618,537	400,000

TOTAL LIABILITIES	618,537	403,980

Preferred stock, $0.01 par value: 15,000,000 shares authorized, none outstanding
Common stock, $0.01 par value: 100,000,000 shares authorized; 20,000 shares issued and outstanding at June 30, 2004 and December 31, 2003	200	200
Additional paid in capital	199,800	199,800
Deficit accumulated during the development stage	(70,856)	(6,000)

TOTAL STOCKHOLDERS’ EQUITY	129,144	194,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$747,681	$597,980

The accompanying notes are an integral part of these condensed financial statements

Income Statements

DESERT CAPITAL REIT, INC. (A Development Stage Company)
Income Statements

	For the Three Months Ended	For the Six Months Ended
	June 30, 2004	June 30, 2004
	(Unaudited)	(Unaudited)
REVENUE
Interest income	$—	$—

TOTAL REVENUE	—	—

EXPENSES
Compensation expense	48,000	48,000
Travel expense	14,652	14,652
General and administrative	2,204	2,204

TOTAL EXPENSES	64,856	64,856

NET INCOME (LOSS)	$(64,856)	$(64,856)

BASIC EARNINGS PER COMMON SHARE	$(3.24)	$(3.24)

The accompanying notes are an integral part of these condensed financial statements

Statements of Cash Flows

DESERT CAPITAL REIT, INC. (A Development Stage Company)
Statements of Cash Flows

	For the Three Months Ended	For the Six Months Ended
	June 30, 2004	June 30, 2004
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES
Net income (loss)	$(64,856)	$(64,856)
Stock based compensation	—	—
Provision for loan losses	—	—
Interest receivable	—	—
Prepaid insurance	—	—
Accounts payable	—	—
Interest payable	—	—

Net cash used by operating activities	(64,856)	(64,856)
INVESTING ACTIVITIES
Purchase of mortgage notes receivable	—	—

Net cash used by investing activities	—	—
FINANCING ACTIVITIES
Proceeds from notes payable	216,536	214,557
Issuance of common stock	—	—
Offering costs paid	(151,880)	(281,180)

Net cash provided by financing activities	64,656	(66,624)
Net increase in cash	(200)	(131,480)
Cash at beginning of period	50,922	182,202

Cash at end of period	$50,722	$50,722

Cash paid for interest	$—	$—

The accompanying notes are an integral part of these condensed financial statements

Statement of Stockholders’ Equity

DESERT CAPITAL REIT, INC. (A Development Stage Company)
Statement of Stockholders’ Equity

For the Six Months Ended
June 30, 2004
(Unaudited)

	Common	Common
	Stock	Stock Par	Additional Paid -	Deficit Accumulated
	Shares	Value	in Capital	During the Development Stage	Total
Balance at January 1, 2004	20,000	$200	$199,800	$(6,000)	$194,000
Issuance of common stock	—	—	—	—	—
Stock based compensation	—	—	—	—	—
Distributions common stock	—	—	—	—	—
Offering costs	—	—	—	—	—
Net income (loss)	—	—	—	(64,856)	(64,856)

Balance — June 30, 2004	20,000	$200	$199,800	$(70,856)	$129,144

The accompanying notes are an integral part of these condensed financial statements

Notes to Financial Statements

Desert Capital REIT, INC.
Notes to Financial Statements
June 30, 2004 (UNAUDITED)

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

     The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements, although management believes that the disclosures presented herin are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The Company's primary activity to date has been organizational activities and the registration of the offering of its common stock with the SEC. The results of operations for the three months ended June 30, 2004 are not necessarily indicative of results that may be expected for the entire year ending December 31, 2004.

Note 2 – Summary of Significant Accounting Policies

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

     In addition the Company must satisfy certain gross income requirements annually and certain asset tests at the close of each quarter of its taxable year. If the trust fails to qualify for taxation as a REIT in any taxable year, and the relief provisions do not apply, the Company will be subject to tax on its taxable income at regular corporate rates. Distributions to stockholders in any year in which the Company fails to qualify will not be deductible by the Company nor will they be required to be made. Unless entitled to relief under specific statutory provisions, the Company will also be disqualified from taxation as a REIT for the four taxable years following the year during which qualification was lost.

     Based on the Company’s belief that it has operated in a manner so as to allow it to be taxed as a REIT since inception, no provision for federal income taxes has been made in the financial statements.

     Organization Expenses

     Organization expenses are expensed as incurred.

     Deferred Offering Costs

     The costs attributable to the securities offering will be charged against the proceeds of the offering as a reduction to equity capital. Those costs include legal and accounting fees to prepare the securities filing. The Company will incur fees in selling the securities, which will also be charged against the proceeds of the offering.

Note 3 — Stock

     The Company has been initially capitalized by issuing 20,000 shares of its common stock for $200,000.

Note 4 – Basic Earnings Per Common Share

     Earnings per share is computed in accordance with SFAS No. 128, Earnings Per Share. Basic earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding during each period.

	For the Three Months Ended	For the Six Months Ended
	June 30, 2004	June 30, 2004
Net income	$(64,856)	$(64,856)
Weighted average number of common shares outstanding	20,000	20,000

Basic earnings per common share	$(3.24)	$(3.24)

Note 5 — Notes Payable

     As of June 30, 2004, the Company has borrowed $618,537 from its advisor, Burton Management Company, Ltd., (“Burton”), a related party.

Note 6 — Commitments and Related Parties

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

Note 7 – Subsequent Event

     The Securities and Exchange Commission (“SEC”) declared the Company’s Registration Statement on Form S-11 effective on July 16, 2004. The Company incurred organizational costs prior to receiving SEC approval, but principal business activity did not begin until July 16, 2004.

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

Risks Factors

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

     We are evaluating the market of available loans and will acquire or fund loans that meet our investment criteria. Each of the types of loans we expect to acquire are subject to risks: balloon loan payments are risky because repayment depends on the borrower’s ability to refinance the loan or sell the property, commercial loans are risky partly due to the fact that they generally have higher loan balances than our other categories of loans, .and subordinated loans are subject to a greater risk of loss than loans secured by first liens. If we cannot fund loan acquisitions on favorable terms to meet financial expectations, our earnings could be adversely affected.

Public Offering of Equity Securities/Use of Proceeds

     We are currently in the process of responding to comments on our Registration Statement on Form S-11 under the Securities Act of 1933, as amended, by the SEC, with the goal of having the Registration Statement declared effective. Therefore we have not yet commenced a public offering of equity securities.

     As of June 30, 2004, we had sold 20,000 shares of our common stock (“Shares”) to our Advisor for aggregate gross proceeds before Offering costs and selling commissions of $200,000.

     In connection with the Offering, we incurred approximately $696,958 of costs related to the issuance and distribution of the Shares through the quarter ended June 30, 2004. We will continue to incur similar costs in the future as additional shares are sold.

Critical Accounting Policies and Management Estimates

     Our financial statements are prepared in accordance with GAAP. The application of these accounting policies will require our management to make certain judgments and estimates that directly affect our financial reporting results. We consider the policies discussed below to be critical to an understanding of our financial statements. Specific risks for these critical accounting policies are described in the following paragraphs. In regard to these policies, we caution you that we have no operating history and future events rarely develop exactly as forecasted, and the best estimates of our management will likely require adjustment. See “Note 2 – Summary of Significant Accounting Policies” to our financial statements for a more complete description of these policies.

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

     Organization Expenses. Organization expenses are expensed as incurred.

     Deferred Offering Costs. Costs attributable to the securities offering are charged against the proceeds of the offering as a reduction to equity capital. These costs include legal and accounting fees to prepare the securities filing as well as the fees incurred in selling the securities, such as underwriting commissions.

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

Results of Operations

     For the three months ended June 30, 2004, net (loss) was $(64,856) or $(3.24) per weighted average share outstanding (basic and diluted),. Due to the fact that we have not yet commenced a public offering or our operations, operating results for the three months ended June 30, 2004 are not indicative of future operating results.

     Operating expenses for the three months ended June 30, 2004, were $64,856.

     Other expenses for the three months ended June 30, 2004, included $48,000 in compensation expense related to the compensation of our board of directors, and $14,652 in travel expenses related to the travel and lodging of our board of directors.

     Because the Company has yet to commence a public offering of its shares, the only comparative 2003 financial data presented is the balance sheet as of December 31, 2003.

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

Liquidity and Capital Resources

     At June 30, 2004, we had $50,722 of cash to meet our immediate short-term liquidity requirements. We expect that future short-term liquidity requirements will be financed by net cash flow from operations and existing working capital. Operating cash flows are expected to increase once we begin to sell shares and add loans to our portfolio. Cash and cash equivalents decreased since December 31, 2003 principally as a result of the payment of costs related to the offering.

     On July 16, 2004, the SEC declared our Registration Statement on Form S-11 effective. We anticipate that adequate cash will be generated from operations to fund our operating and administrative expenses, continuing debt service obligations, and the payment of dividends in the foreseeable future.

     We paid no dividends for the six months ended June 30, 2004. Dividends are determined by our board of directors and are dependent on a number of factors, including the amount of funds available for distribution, our financial condition, any decision by our board of directors to reinvest funds rather than to distribute the funds, the annual distribution required to meet REIT status under the Internal Revenue Code and other factors our board of directors may deem relevant.

     Cash Flows used in Operating Activities. Net cash used by operating activities was $64,856. We expect cash flows from operating activities to increase once we begin to sell shares and acquire loans.

     Cash Flows used in Investing Activities. We did not engage in any investing activities for the three months ended June 30, 2004.

     Cash Flows from Financing Activities. Net cash provided by financing activities amounted to $64,656 for the three months ended June 30, 2004, consisting of $151,880 in offering costs during the three-months ended June 30, 2004 and $216,536 in borrowings under our credit facility. For the three months ended June 30, 2004, we paid offering costs, totaling $151,880. We will continue to incur similar costs in the future as additional shares are sold.

     In order to qualify as a REIT and to avoid corporate-level tax on the income we distribute to our stockholders, we are required to distribute at least 90% of our REIT taxable income on an annual basis. Therefore, one the net proceeds we receive from this offering are substantially fully invested, we will need to borrow in order to grow our business and acquire additional assets. Our sources of funds will primarily be the net proceeds from the offering, operating cash flows and borrowings. Operating cash flows will consist of interest received on and maturities of mortgage loans and investments. Liquidity will also be generated through lines of credit with commercial banks. We believe that we will be able to obtain financing in amounts and on terms that are acceptable to us and consistent with our business strategy prior to the closing of the offering. We believe that these cash resources will be sufficient to satisfy our immediate liquidity requirements, and we do not anticipate a need to raise funds from other than these sources within the next 12 months.

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

Item 4. Controls and Procedures

As of the end of the period covered by this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of the end of the period covered by this report. There has been no change in the Company’s internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

a)	Exhibits

3.1 –	Second Amended and Restated Articles of Incorporation (included as Exhibit 3.1 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-11 (File No. 333-111643) (the “Registration Statement”) and incorporated herein by reference)

3.2 –	Bylaws of the Company (included as Exhibit 3.2 to the Registration Statement and incorporated herein by reference)

4.1 –	Form of Common Stock certificate (included as Exhibit 4.1 to Amendment No. 2 to the Registration Statement and incorporated herein by reference)

10.1 –	Form of Advisory Agreement (included as Exhibit 10.1 to Amendment No. 3 to the Registration Statement and incorporated herein by reference)

10.2 –	Form of Strategic Alliance Agreement (included as Exhibit 10.2 to Amendment No. 1 to the Registration Statement and incorporated herein by reference)

10.3 –	Form of Indemnity Agreement (included as Exhibit 10.3 to Amendment No. 6 to the Registration Statement and incorporated herein by reference)

10.4 –	Form of Escrow Agreement (included as Exhibit 10.4 to Amendment No. 4 to the Registration Statement and incorporated herein by reference)

10.5 –	Form of Strategic Alliance Agreement (included as Exhibit 10.2 to Amendment No. 1 to the Registration Statement and incorporated herein by reference)

31.1 –	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2 –	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1 –	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Included herewith

b)	Reports on Form 8-K

     No reports on Form 8-K were filed during the period covered by this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DESERT CAPITAL REIT, INC.
November 29, 2004	/s/ TODD B. PARRIOTT
Todd B. Parriott,
Chairman of the Board, Chief Executive Officer, President and Chief Investment Officer (Principal Executive Officer)

November 29, 2004	/s/ JONATHAN G. ARENS
Jonathan G. Arens,
Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1 –	Second Amended and Restated Articles of Incorporation (included as Exhibit 3.1 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-11 (File No. 333-111643) (the “Registration Statement”) and incorporated herein by reference)

3.2 –	Bylaws of the Company (included as Exhibit 3.2 to the Registration Statement and incorporated herein by reference)

4.1 –	Form of Common Stock certificate (included as Exhibit 4.1 to Amendment No. 2 to the Registration Statement and incorporated herein by reference)

10.1 –	Form of Advisory Agreement (included as Exhibit 10.1 to Amendment No. 3 to the Registration Statement and incorporated herein by reference)

10.2 –	Form of Strategic Alliance Agreement (included as Exhibit 10.2 to Amendment No. 1 to the Registration Statement and incorporated herein by reference)

10.3 –	Form of Indemnity Agreement (included as Exhibit 10.3 to Amendment No. 6 to the Registration Statement and incorporated herein by reference)

10.4 –	Form of Escrow Agreement (included as Exhibit 10.4 to Amendment No. 4 to the Registration Statement and incorporated herein by reference)

10.5 –	Form of Strategic Alliance Agreement (included as Exhibit 10.2 to Amendment No. 1 to the Registration Statement and incorporated herein by reference)

31.1 –	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2 –	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1 –	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Included herewith