Form 10-K
period 2004-12-31
DESERT CAPITAL REIT INC
filed 2005-03-31
CIK 1274055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From       to

Commission File Number 0-22935

DESERT CAPITAL REIT, INC.

( Exact Name of Registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	20-0495883 (I.R.S. Employer Identification No.)

2357 Renaissance Drive, Suite A, Las Vegas, Nevada 89119
(Address of principal executive office)
(Zip Code)

Registrant’s telephone number, including area code:
(800) 419-2855

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
Common Stock, par value $0.01 per share
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes ☐ No ☑

The aggregate market value of the registrant’s voting stock held by non-affiliates on June 30, 2004, based on the offering price of the registrant’s common stock on such date, was $0.

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of March 15, 2005 was 2,757,574.

Portions of the Registrant’s definitive proxy statement for its 2005 annual meeting of stockholders to be held on June 16, 2005 are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1. BUSINESS

General

     We were formed in December 2003 as a Maryland corporation to invest in loans made to owners and developers of real estate properties. Our strategy is to fund or acquire mortgage loans, finance these fundings and purchases through equity capital and use leverage in order to provide an attractive return on stockholders’ equity. Through this strategy, we seek to earn income, which is generated from the spread between the yield on our earning assets and our costs, including the interest cost of the funds we borrow. Our revenues are generated by interest payments made by borrowers on all loans that we either fund or acquire. We may in the future originate loans in states in which we become licensed to do so. We currently do not have any mortgage broker or mortgage banker licenses to permit us to originate loans. Consolidated Mortgage LLC, which we are in the process of acquiring, is a licensed mortgage broker.

     Our Advisor, Burton Management Company, Ltd., and our management team has limited experience in managing a REIT. We commenced operations in August, 2004 and at March 15, 2005 owned $20.2 million in investments. Our investment portfolio currently consists of mortgage loans generally with a term of no more than 12-18 months; however, there is no limitation in our charter documents or asset acquisition policy on the term of the mortgage loans in our portfolio. When we have fully invested all proceeds of our offering, we expect our portfolio to consist of the following types of mortgage loans:

•	Acquisition and development loans (approximately 40% of our portfolio);

•	Construction loans (approximately 45% of our portfolio);

•	Commercial property loans (approximately 10% of our portfolio); and

•	Residential loans (approximately 5% of our portfolio).

     The percentages set forth above reflect our general portfolio expectations at the time we are fully funded. However, our intentions may change and we are not obligated to create a portfolio reflecting the above allocations. We do not have any limitations in our charter documents on the percentage of assets we will invest in acquisition and development loans, construction loans, commercial property loans and residential loans.

     We have established a wholly-owned subsidiary, Desert Capital TRS, Inc., which has elected to be treated as a taxable REIT subsidiary (“TRS”), resulting in it being subject to taxation at regular C corporation rates. The TRS will invest in, among other things, assets which Desert Capital could not directly own due to the asset ownership restrictions of the Internal Revenue Code. On November 10, 2004, Desert Capital and the TRS entered into an agreement to acquire Consolidated Mortgage LLC. The acquisition was structured as an installment sale, and as of February 28, 2005, the TRS owned 48% of the equity of Consolidated Mortgage. See “Acquisition of Consolidated Mortgage.”

Loan Portfolio

     As of December 31, 2004, Desert Capital had funded 81 loans with an aggregate principal amount of $18.47 million. Of these 81 loans, 19 were entirely funded by us and 62 were partially funded by us. This diversified investment strategy offers our stockholders the opportunity to invest in a pool of mortgages simultaneously, varying in borrowers, loan types, and property. By spreading out investments, the rate of return is not solely tied to the performance of an individual loan. As of December 31, 2004, our portfolio was comprised of 34 acquisition and development loans (45.5%), 35 construction loans (51.6%), 1 commercial property loan (2.9%) and 0 residential loans (0%). The average interest rate payable on these loans is 13.2% and the average maturity date of the loans is 12.1 months.

Investment Strategy

     We believe there is a significant market opportunity to make mortgage loans to owners and developers of real property whose financing needs are not met by traditional mortgage lenders. The strict underwriting standards and length of time required by traditional mortgage lenders, such as commercial banks, results in some potential borrowers being unable to obtain such financing or who are unwilling to go through the time consuming process often required by traditional lenders. As a non-conventional lender, we are more willing to invest in mortgage loans to projects that conventional lenders would not deem to be creditworthy, including acquisitions of raw land or infrastructure development. Because of the increased risks associated with our loan types, borrowers are willing to pay us interest rates that are generally 500 to 700 basis points above the rates charged by conventional lenders. Our advisor, Burton Management Company, Ltd. (“Burton”) identifies loans originated by both affiliated and non-affiliated mortgage brokers, including Consolidated Mortgage, and solicits new borrowers in those states in which we are licensed to engage in such practice. We may also purchase existing loans that were originated by third party lenders. Other than our agreement with Consolidated Mortgage described below, we do not have any agreements with any sources from which we expect to acquire loans.

     We fund all or a portion of loans, or acquire loans, made to owners and developers of real estate properties, provided that the borrowers have sufficient equity in the underlying real estate and otherwise meet our lending criteria. Our lending criteria are primarily based on specific loan-to-value ratios relating to the type of loan being made, and we have not established any minimum net worth requirement for prospective borrowers. Each of our loans are full recourse to the assets of individual borrowers, and if a loan is made to an entity borrower, the loan is supported by full-recourse personal guarantees from the principals of the borrower. In addition, we require each prospective borrower and guarantor to provide our Advisor with tax returns and financial statements for the prior two years. We expect that any loans made with respect to income producing properties will generally have debt service coverage of at least 1.25:1. Most of our loans are sub-prime, or non-investment grade, many of which may be made to borrowers with limited credit histories.

     Our business strategy is to provide financing or acquire loans made to acquirors and/or developers of real estate, mostly in the form of short-term, bridge loans, which necessitate underwriting standards that are less strict than traditional mortgage lenders and a loan approval process that is faster than traditional lenders. Substantially all of our investments are “balloon payment” loans, which are loans requiring the payment of all principal at the maturity of the loan. As of December 31, 2004, 100% of our portfolio consisted of these types of loans. Balloon payment loans are non-investment grade and, therefore, carry a high risk of default. Balloon payment loans are also riskier than amortizing loans because the borrower’s repayment depends on its ability to refinance the loan or sell the property.

     In addition, we anticipate that when we are fully funded up to 70% of our loan portfolio will consist of “interest-carry” loans, meaning we will provide the borrower with sufficient financing to enable it to make the interest payments during the term of the loan. As of December 31, 2004, 40% of our portfolio consisted of these types of loans. As result, in certain cases we may make mortgage loans which are riskier than the mortgage loans made by commercial banks. However, in return we are receiving a higher interest rate on our investments than more traditional loans. We have instituted measures designed to mitigate the risks, such as imposing a lower loan-to-value ratio (thereby providing us with a larger equity cushion if real estate values decline). We intend to hold substantially all of our loans to maturity. We may, however, periodically sell certain loans, or our portion of any loans, if they no longer meet our investment criteria. As of December 31, 2004, we had not sold any of our investments. Consolidated Mortgage services our loans.

     We are primarily investing in mortgage loans throughout the areas in which our Advisor’s management has experience, specifically Nevada, Arizona, California and Utah. As of December 31, 2004, our investments were located in Nevada (91.4%) and Arizona (8.6%). We intend to expand our loan portfolio through implementing three strategies.

     First, we expect to benefit from our relationship with Consolidated Mortgage. Consolidated Mortgage has been originating and servicing loans since 1977. Pursuant to a contractual arrangement entered into with Consolidated Mortgage in July 2004, we have the right of first offer to provide financing for all or any portion of each loan Consolidated Mortgage identifies. Consolidated Mortgage identified and arranged for the financing of approximately $368.2 million in mortgage loans in 2004. Consolidated Mortgage negotiates all the principal terms of each of the loans it identifies, including term, collateral and interest rate. Historically, Consolidated Mortgage has arranged the funding for balloon payment loans, with terms of between 12 and 18 months. During 2002, 2003 and 2004, the average term of the loans identified by Consolidated Mortgage was

12 months with the borrowers being eligible for extensions if the loans were not in default or delinquent at the end of the 12 month term. The average interest earned on the loans identified by Consolidated Mortgage in 2002, 2003 and 2004 was 11.29%, 11.12%, and 11.10% respectively. The default rates on loans identified by Consolidated Mortgage in 2002, 2003, and 2004 were 4.02%, 1.17%, and 0.3% respectively. Due to the short-term maturities of the loans identified by Consolidated Mortgage, substantially all of the defaults occur at maturity. As a result, the delinquency rates at the end of the original term of the loans have historically been less than 1% per year. There can be no assurance that the loans that we finance or acquire will bear the same interest rates or will have the same default rates.

     Second, our Advisor is expanding its relationship with real estate developers and mortgage lenders in Nevada, as well as elsewhere in the United States. Through these expanded relationships, we expect to identify additional mortgage funding and investment opportunities. We do not currently have any agreements with any sources of loan originations other than Consolidated Mortgage.

     Third, we are seeking opportunistic investments in second mortgages, meaning mortgages which are subordinated to first lien mortgages, provided the loan has an attractive loan-to-value ratio with the underlying real estate located in areas with which we have substantial familiarity. Our second mortgage investments will be riskier because our rights will be subject to the rights of the first mortgage lender. The majority of the loans invested in by us will be secured by a first deed of trust. Up to 25% of the loans invested in by us may be secured by second deeds of trust or by wraparound mortgages, and up to 5% of our loans may be secured by interests in leases. We will not invest more than 10% of our assets in loans on unimproved real property, which we define as real estate which is not currently being developed and as to which no development is planned to commence within a year, as opposed to loans we make for acquisition and development, which development is expected to commence immediately.

Financing Strategy

     We finance the acquisition of our mortgage loans with equity capital and borrowed funds. The amount of borrowing we employ will depend on, among other factors, the amount of our equity capital. Under our articles of incorporation, we may incur debt in an amount up to 300% of our net assets. After analyzing the then-applicable interest rate yield curves, we may finance with long-term borrowings from time to time. We expect that any borrowings we incur will be collateralized, in whole or in part, by the loans on which we are the sole lender. The amount of borrowing we employ depends on, among other factors, the amount of our equity capital. We use leverage to attempt to increase potential returns to our stockholders. Pursuant to our capital and leverage policy, we seek to strike a balance between the under-utilization of leverage, which reduces potential returns to our stockholders, and the over-utilization of leverage, which increases risk by reducing our ability to meet our obligations to creditors during adverse market conditions.

Acquisition of Consolidated Mortgage

     On November 10, 2004, we, Desert Capital TRS, Inc., a wholly-owned subsidiary, and Second James Corporation entered into an agreement pursuant to which the TRS is acquiring Consolidated Mortgage. The transaction is structured as an installment sale pursuant to which the TRS will acquire the outstanding equity securities of Consolidated Mortgage over time so as to comply with applicable Internal Revenue Code provisions. Upon completion of this acquisition, our contractual arrangement with Consolidation Mortgage will be terminated. Consolidated Mortgage identifies mostly acquisition and development loans and construction loans, consisting exclusively of balloon-payment loans. With respect to each loan identified by Consolidated Mortgage that we fund, we will lend the money directly to the borrower and will enter into, or participate in, a master note, with all other lenders, if any, with respect to that financing. We anticipate that we will be the sole lender on a substantial majority of the loans we fund. Occasionally, Consolidated Mortgage funds loans for a period of time until investors are identified. Therefore, we may acquire loans from Consolidated Mortgage. The notes will be secured by the real estate acquired or developed and constructed with the proceeds of the funding. We will generate revenues from the payments of interest on those notes made directly to us by the borrower, and we will receive no payments from Consolidated Mortgage. Consolidated Mortgage generates its income from origination fees and servicing fees paid by the borrower under the loans it identifies. Accordingly, we will pay no fees to Consolidated Mortgage to fund all or a portion of any loan. Consolidated Mortgage will service the loans it identifies. We currently expect to hold all loans we finance or acquire until maturity. We will only finance all or a portion of any loan identified by Consolidated Mortgage that meet our lending criteria. We expect that our relationship with Consolidated Mortgage will generate at least 80% of our investments. Mr. Parriott, our Chief Executive Officer, was President of Consolidated Mortgage until December 2003.

Credit Facility

     In August 2004, Desert Capital entered into a $5.0 million Revolving Loan and Security Agreement and a Promissory Note (together, the “Credit Facility”) with Beresford Bancorporation, Inc. Borrowings under the Credit Facility are secured by the Company’s assets and bear interest at an annual rate equal to the 10-year Treasury Bill Rate plus 3%. As of December 31, 2004, we had borrowed $5 million under the Credit Facility to fund three loans. Payments of interest must be made monthly, and the loan is due in full on February 1, 2006, or such later date as agreed to between Desert Capital and Beresford. As of December 31, 2004, we were in full compliance with all covenants under the Credit Facility.

     As of December 31, 2004, the Company has also borrowed $1,322,139 from its advisor, Burton, a related party. The interest rate on this note is equal to the 10 year treasury yield on the last day of the month. The interest rate applicable for the month of December was 4.22%.

     We are actively pursuing and evaluating other borrowing opportunities as we continue to expand our operations in an effort to increase shareholders’ returns.

Our Investments

Mortgage Loans

     Substantially all of our investments are short-term (12-18 months), balloon mortgage loans with fixed interest rates. We expect that a substantial portion of these loans, which we expect not to exceed 70% of our investment portfolio when we are fully funded, will consist of interest-carry loans, meaning we provide the borrower with sufficient financing to enable it to make the interest payments during the term of the loan. All our loans are within our loan-to-value ratios set forth below. Our mortgage loans may be originated by or purchased from various suppliers of mortgage loans throughout the United States, including savings and loans associations, banks, mortgage bankers and other mortgage lenders. Initially, however, a significant portion of the mortgage loans which we will fund have been identified by Consolidated Mortgage pursuant to our contractual arrangement. We may also fund or acquire mortgage loans directly from originators and from entities holding mortgage loans originated by others. We do not currently have any contractual arrangement with any other mortgage originator. Our Board of Directors has not established any limits upon the geographic concentration of mortgage loans that we may acquire. However, our asset acquisition policy limits the amount and/or type of mortgage loans we may acquire.

     We primarily invest in mortgage loans which are secured by first or second mortgages on real property. These loans fall into the following categories: raw and unimproved land, acquisition and development, construction, commercial property and residential loans. Once we are fully capitalized, no single mortgage loan will exceed 20% of our capital contributions. Additionally, mortgage loans in favor of any one borrower will not exceed 20% of the capital to be raised. We expect that less than 10% of the loans in our portfolio will be insured by the FHA, the VA, or otherwise insured. All of the loans in our portfolio are either full recourse against all assets of individual borrowers, including the real estate being financed, or if the loan is made to an entity borrower the loan will be personally guaranteed, on a full recourse basis, by each of the principals of that entity.

     The development and/or construction loans we fund or acquire are initially fully funded, with the maximum borrowing capacity being established by an appraisal of the completed value of the property. Once the amount of credit has been established, an account with a local, third party construction control company will be opened to monitor the release of funds. The vendors, suppliers and subcontractors of the borrower will submit invoices for services rendered or goods provided to the construction control company. Once the construction control company has confirmed the delivery of the goods or the satisfactory completion of the services, it will receive a lien release from the billing party, and obtain approval from Consolidated Mortgage to pay the invoice. At no time does the borrower have direct access to the committed funds. Periodically throughout the development and/or construction process, we conduct an internal appraisal of the property to determine that the outstanding principal amount does not exceed the applicable loan-to-value ratio.

     Raw and Unimproved Land. Generally, we invest in loans for the acquisition of raw and unimproved land with a principal amount of up to 60% of the appraised value of the property.

     Acquisition and Development Loans. Acquisition and development loans enable borrowers to complete the basic infrastructure and development of their property prior to the construction of building or structures. Such development may include installing utilities, sewers, water pipes, or streets. Generally, we invest in acquisition and development loans with a principal amount of up to 65% of the appraised value of the property.

     Construction Loans. Construction property loans provide funds to allow commercial and residential developers to make improvements or renovations to the property in order to increase the net operating income of the property so that it can be sold or may qualify for institutional refinancing. Generally, we invest in construction loans with a principal amount of up to 75% of the appraised value of the property.

     Commercial Property Loans. Commercial property loans provide funds to allow commercial borrowers to make improvements or renovations to the property in order to increase the net operating income of the property so that it may qualify for institutional refinancing. Generally, we invest in commercial property loans with a principal amount of up to 75% of the appraised value of the property.

     Residential Loans. Residential loans facilitate the purchase or refinance of one to four family residential property units. Generally, we invest in residential loans with a principal amount of up to 80% of appraised value of the property.

     Participation. We may also participate in loans with other lenders, including affiliates as permitted by our investment policies and the NASAA Guidelines, by providing funds for or purchasing an undivided interest in a loan meeting our investment guidelines described above. We would be more likely to participate in loans if, for example:

•	we do not have sufficient funds to invest in an entire loan; or

•	an originated loan fits within our investment guidelines but would constitute more than 20% of our anticipated capital contribution or otherwise be disproportionately large given our then existing portfolio.

     We may also participate in loans with non-affiliates if we acquire a controlling interest, alone or with any of our affiliates meeting the requirements below, in such participation. A controlling interest would enable us to direct or cause the direction of the management and policies of such participation, which would include the authority to:

•	review all material contracts;

•	cause a sale of the loan or our interest therein subject in certain cases to limitations imposed by the participation agreement between the parties;

•	approve budgets and major capital expenditures, subject to a stated minimum amount;

•	veto any sale of a loan, or alternatively, to receive a specified preference on sale or proceeds; and

•	exercise a right of first refusal on any desired sale by a participant of its interest in a loan except for transfer to its affiliate.

     In the event of participation with an affiliate, the investment objectives of the participant will be substantially identical. There will be no duplicate fees. The compensation to the sponsors must be substantially identical, and the investment of each participant must be on substantially the same terms and conditions. Each participant shall have a right of first refusal to buy the other’s interest if the co-participant decides to sell its interest.

We do not participate in joint ventures or partnerships with affiliates that are not publicly registered except as permitted by NASAA Guidelines.

     We do not give Consolidated Mortgage or any of its affiliates any consideration similar to rebates or give-backs or enter into reciprocal arrangements with Consolidated Mortgage or its affiliates that might be entered into in lieu of participations.

Balloon Payment

     Substantially all of the loans we invest in or purchase require the borrower to make a “balloon payment” of the principal amount upon maturity of the loan. Most of these loans are sub-prime, or non-investment grade loans, frequently made to borrowers with limited credit histories. We require full recourse to the assets of individual borrowers, and if the loan is made to an entity borrower, the loan is supported by full-recourse personal guarantees from all principals of the borrower. Our advisor requires two years of tax returns and financial statements to assess the quality of the guarantee. However, a substantial period of time may elapse between the review of the financial statements of the borrower and the due date of the balloon payment. Therefore, there is no assurance that a borrower or, if applicable, any guarantor will have sufficient resources to make a balloon payment when due. To the extent that a borrower has an obligation to pay mortgage loan principal in a large lump sum payment, its ability to repay the loan may be dependent upon its ability to sell the property, obtain suitable refinancing or otherwise raise a substantial amount of cash. As a result, these loans involve a higher risk of default than loans where the principal is paid at the same time as the interest payments.

Collateral

     The types of collateral that secure the loans funded by us include a first deed of trust, a second deed of trust or a leasehold interest. All real estate collateral underlying a mortgage loan we acquire will be appraised by an independent third party. While we do not intend to acquire real estate assets directly, we may, from time to time, be required to foreclose on the real estate serving as collateral for a mortgage loan. Upon the sale of any of our properties by our Advisor or any affiliate of our Advisor, we will pay sales commissions to any of such persons in amounts no greater than the lesser of the Competitive Real Estate Commission or an amount equal to 6% of the contractual sales price.

     First Deed of Trust. The majority of the loans invested in by us are secured by a first deed of trust. Thus, the applicable lender will have rights as a first mortgage lender of the collateralized property.

     Second Deed of Trust. Up to 25% of the loans invested in by us may consist of second mortgage loans and wraparound mortgage loans. In a second mortgage loan, the rights of the lender (such as the right to receive payment on foreclosure) will be subject to the rights of the first mortgage lender. In a wraparound loan, the lender’s rights will be comparably subject to the rights of a first mortgage lender, but the aggregate indebtedness evidenced by the loan documentation will be the first mortgage loan plus the new funds the lender invests. The lender would receive all payments from the borrower and forward to the senior lender its portion of the payments the lender receives.

     Leasehold Interest. Up to 5% of the loans invested in by us may be in loans where the collateral is an interest in a lease.

Prepayment Penalties and Exit Fees

     Based on our knowledge of the types of loans we acquire, a large percentage of the loans we invest in do not contain prepayment penalties or exit fees. Because of the short-term nature of the loans we intend to acquire, we do not expect to be subject to prepayment risk.

Escrow Conditions

     Our loans are funded by us though an escrow account held by a title insurance company, subject to the following conditions:

•	Borrowers must obtain title insurance coverage for all loans, with the title insurance policy naming us as the insured, and providing title insurance in an amount at least equal to the principal amount of the loan. Title insurance insures only the validity and priority of our deed of trust, and does not insure us against loss by other causes, such as diminution in the value of the property.

•	Borrowers must obtain fire and casualty insurance for all loans secured by improved real property, naming us as loss payee in an amount sufficient to cover the replacement cost of improvements.

•	All insurance policies, notes, deeds of trust or mortgages, escrow agreements, and any other loan documents for a particular transaction will name us as payee and beneficiary.

Repayment of Mortgages on Sales of Properties

     We may require a borrower to repay a mortgage loan upon the sale of the mortgaged property rather than allow the buyer to assume the existing loan. We require repayment if we determine that repayment appears to be advantageous to us based upon then-current interest rates, the length of time that the loan has been held by us, the creditworthiness of the buyer and our objectives. We will invest our net proceeds from any capital transaction in new mortgage loans, hold the net proceeds as cash or distribute them to the stockholders. These net proceeds will also include the principal of a loan deemed to be repaid for tax purposes as a result of the nature of a loan modification or loan extension. Capital transactions include payments of principal, foreclosures and prepayments of mortgages, to the extent classified as a return of capital under the Internal Revenue Code, and any other disposition of a mortgage or property.

Underwriting Criteria

     Our advisor continuously evaluates prospective investments, selects the mortgages in which we invest and makes all investment decisions on our behalf in its sole discretion, unless the advisory agreement provides otherwise. Stockholders are not entitled to act on any proposed investment. We have not established any net worth minimums for our borrowers, and we frequently invest in sub-prime, or non-investment grade, loans, which may be made to borrowers with limited credit histories. We will, however, only finance all or any portion of a loan, whether identified by Consolidated Mortgage or another entity, if that loan meets our investment guidelines described below, with particular emphasis being placed on the loan-to-value ratios. Each loan in our portfolio will be either full recourse against all assets of individual borrowers, including the real estate being financed, or if the loan is made to an entity borrower the loan will be personally guaranteed, on a full recourse basis against all assets of the guarantor, by each of the principals of that entity. In addition, we will require each prospective borrower and guarantor provide our advisor with tax returns and financial statements for the prior two years. In evaluating prospective mortgage loan investments, our advisor will consider such factors as the following:

•	the ratio of the amount of the investment to the value of the property by which it is secured, which will not exceed the amounts set forth under the caption “Loan-to-Value-Ratio” set forth below;

•	the potential for capital appreciation or depreciation of the property securing the investment;

•	expected levels of rental and occupancy rates for income-producing properties; we generally expect the loan to have a debt service coverage of 1.25, which is typically achieved if the property has at least a 60% occupancy rate; however, we will not lend to any income producing property that does not have sufficient occupancy to meet the applicable debt service requirements;

•	potential for rental increase (if applicable);

•	current and projected revenues from the property;

•	the status and condition of the record title of the property securing the investment; and

•	geographic location of the property securing the investment to the extent it impacts the appraisal, although we have no geographic limitations on the lending opportunities we will consider.

     When selecting mortgage loans for us, our advisor adheres to the following guidelines, which are intended to control the quality of the collateral given for our loans:

     1. Priority of Mortgages. When we are fully funded, we anticipate investing 75% of our assets in loans secured by first mortgages. Our second mortgage investments will not be junior to more than one other mortgage. The only subordinated mortgages we currently intend to invest in are second mortgages, although in the future we may invest in wraparound, or all-inclusive mortgages. We will not invest more than 25% of our assets in second mortgages, wraparound, or all-inclusive mortgages.

     2. Loan-to-Value Ratio. The amounts of our loans combined with the outstanding debt secured by a senior mortgage on a security property generally do not exceed the following percentage of the appraised value of the security property:

Type of Secured Property	Loan-to-Value Ratio
Residential	80%
Raw and unimproved land	60%
Commercial property	75%
Property under development	65% (of anticipated post-development value)
Leasehold interest	75% (of value of leasehold interest)
Construction loan	75% (of anticipated post-development value)

     We may acquire a loan which may have a higher loan-to-value ratio if a given loan is supported by credit adequate to justify such higher ratio, including personal guarantees. Subject to the REIT requirements of the Internal Revenue Code, occasionally, our collateral may include personal property as well as real property. We do not have specific requirements with respect to the projected income or occupancy levels of a property securing our investment in a particular loan. These loan-to-value ratios do not apply to financing offered by us to the purchaser of any real estate acquired through foreclosure, or to refinance an existing development or construction loan that is in default when it matures. In those cases, we are free to accept any reasonable financing terms we deem to be in our best interest. Nevertheless, in no event does the loan-to-value ratio on any loan exceed 80% of the independently appraised completed value of the property. See “Our Investments — Mortgage Loans.” The target loan-to-value ratio for our loan portfolio as a whole is approximately 70%. The loan-to-value for a second lien mortgage (plus the outstanding first lien debt) may not exceed 90% of this appraisal value of the property.

     We receive an independent appraisal for each property as security for our investment. Copies of these appraisals are available for your review at our offices for a period of five years. Our Advisor ensures that all mortgage companies that originate and manage our loans retain appraisers who are licensed or qualified as independent appraisers and be certified by or hold designations from one or more nationally recognized organizations.

Industry Trends

     We believe fundamental changes are occurring in the U.S. mortgage market, resulting in the shift of investment capital and mortgage assets out of traditional lending and savings institutions and into the development and growth of new forms of mortgage banking and mortgage investment firms, including those that qualify as REITs under the Internal Revenue Code. We believe that traditional mortgage investment companies, such as banks, thrifts and insurance companies, provide less attractive investment structures for investing in mortgage loans because of the costs associated with regulation, infrastructure, and corporate level taxation.

     As a REIT, we can generally pass through earnings to stockholders without incurring an entity-level U.S. federal income tax, thereby allowing us to pay higher dividends than institutions with similar investments that are subject to U.S. federal income tax on their earnings. In addition, federal tax laws provide REITs with greater flexibility to manage and hedge their floating rate liabilities.

Factors That May Affect Our Business Strategy

     The implementation of our business strategy and investment policies are subject to certain risks, including the effect of economic and other conditions in the United States generally and in markets where our borrowers and collateral are located. In addition, the following factors may affect our financial condition and results of operations:

•	We may suffer a loss if a borrower defaults on a non-recourse loan or an unsecured loan.

•	We may suffer a loss in the event of a bankruptcy of a borrower, particularly if the borrower has incurred debt that is senior to our loan.

•	We are subject to the risk that provisions of our loan agreements may be unenforceable or that we may experience delays in enforcing remedies.

•	We may not be able to redeploy capital from loans that have been repaid on terms as attractive as the loans being repaid, which may adversely impact our earnings.

•	We need continued access to significant capital, including debt, in order to grow. Increased leverage magnifies changes in our net worth and creates the risk that we might not be able to service our debt obligations.

•	We will suffer adverse consequences if we fail to qualify as a REIT.

•	As a potential owner of real estate, we could face risks of liability under environmental laws.

Regulation

     Consolidated Mortgage, as an originator of loans, is regulated as a mortgage company and, therefore, is subject to extensive regulation by federal, state and local laws and governmental authorities. Consolidated Mortgage conducts its real estate mortgage business under a license issued by the State of Nevada Financial Institutions Division. Under applicable Nevada law, the division has broad discretionary authority over Consolidated Mortgage’s activities, including the authority to conduct periodic regulatory audits of all aspects of its operations.

     We are subject to the Equal Credit Opportunity Act 1974, which prohibits creditors from discriminating against loan applicants on the basis of race, color, sex, age or marital status, and the Fair Credit Reporting Act of 1970, which requires lenders to supply applicants with the name and address of the reporting agency if the applicant is denied credit. We are also subject to various other federal and state securities laws regulating the issuance and sale of securities, as well as ERISA.

     Should we not adhere to these regulations, we could face potential disciplinary or other civil action that could have a material adverse effect on our business.

Competition

     As we seek investments in mortgage loans, we compete with a variety of institutional lenders, including other REITs, insurance companies, mutual funds, hedge funds, pension funds, investment banking firms, banks and other financial institutions that invest in the same types of assets. Many of these investors have greater financial resources and access to lower costs of capital than we do. No particular competitor dominates the market. For the past few years, the institutional lenders have not been as active in the commercial mortgage market as in prior years. Recently, however, many major institutional lenders have re-entered the commercial mortgage market due to a stronger economy, stabilized or increased property values and leasing rates, and the decrease in demand for residential loans. As a result, we anticipate competition for investment in mortgages secured by commercial properties, which creates pressure on lenders to lower interest rates. Consequently, we may not be able to obtain as high interest rates on mortgage loans as we would otherwise obtain, which would affect our revenues and the distributions to our shareholders.

Website access to our periodic SEC reports

     The Internet address of our corporate website is www.desertcapitalreit.com. We intend to make our periodic SEC reports (on Forms 10-K and 10-Q) and current reports (on Form 8-K), as well as the beneficial ownership reports filed by our directors, officers and 10% stockholders (on Forms 3, 4 and 5) available free of charge through our website as soon as reasonably practicable after they are filed electronically with the SEC. We may from time to time provide important disclosures to investors by posting them in the investor relations section of our website, as allowed by SEC rules. The information on our website is not a part of this Form 10-K.

     Materials we file with the SEC may be read and copied at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website at www.sec.gov that contains our reports, proxy and information statements, and other information regarding our company that we will file electronically with the SEC.

Employees

     We are externally managed and advised by our Advisor, pursuant to an advisory agreement, subject to the direction and oversight of our board of directors. As a result, we have no employees.

ITEM 2. PROPERTIES

     Our principal offices are located at 2357 Renaissance Drive, Suite A, Las Vegas, Nevada 89119. We lease up to approximately 500 square feet of space from our Advisor at this location.

ITEM 3. LEGAL PROCEEDINGS

     We are not a party to any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of our stockholders during the fourth quarter of the fiscal year ended December 31, 2004.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

     There is no established public trading market for our common stock. As of March 15, 2005, the approximate number of record holders of our common stock was 348. Our Board of Directors declared a dividend of $0.075 per share on September 30, 2004, October 31, 2004, November 30, 2004, and December 31, 2004 that was paid on October 15, 2004, November 15, 2004, December 15, 2005, and January 14, 2005, respectively.

     Pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933, as amended (the “Registration Statement”), we offered for sale to the public on a “best efforts” basis a minimum of 250,000 and a maximum of 20,000,000 shares of our common stock at a price of $10 per share (the “Offering”) and up to 2,000,000 additional shares pursuant to a dividend reinvestment plan under which our stockholders may elect to have dividends reinvested in additional shares at $10 per share. The Registration Statement, File Number 333-111643 was declared effective by the SEC on July 16, 2004. CMC Financial Services, Inc. is our dealer-manager for the offering.

     As of March 15, 2005, we had sold approximately 2.155 million shares of our common stock (“Shares”) for aggregate gross proceeds before Offering costs and selling commissions of approximately $21.553 million. Of these amounts, 20,000 shares or $200,000 of our common stock were sold to our Advisor.

     In connection with the Offering, we incurred approximately $1.47 million of selling commissions and $1.23 million of other costs related to the issuance and distribution of the Shares through December 31, 2004. The selling commissions were paid to CMC Financial Services, the dealer-manager for the offering and our affiliate. We will continue to incur similar costs in the future as additional shares are sold. As of December 31, 2004, net proceeds to us from the Offering were $17.07 million.

     We did not repurchase any of our securities during the fourth quarter.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data as of and for the year ended December 31, 2004 are derived from our financial statements that have been audited by Eide Bailly LLP, registered public accounting firm, and are included as Item 8 of this annual report on Form 10-K.

     The following data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with our financial statements and notes thereto.

Year Ended December 31,
2004
Interest Income	458,697
Net income (loss)	(13,176)
Net income (loss) per share
Basic	(0.04)
Diluted
Total assets	23,555,354
Total stockholders’ equity	16,782,988

     In 2004, we paid cash dividends per share of $0.075 on each of October 15, 2004, November 15, 2004, December 15, 2005, and January 14, 2005.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

General

     Desert Capital REIT, Inc. is a REIT headquartered in Las Vegas, Nevada. We are externally managed and were formed in December 2003 to invest in mortgage loans. We expect to derive our revenues primarily from the receipt of interest payments under loans acquired with our equity capital and borrowed funds. Our principal business objective is to generate net income for distribution to our stockholders from the spread between interest income on our mortgage assets and the costs of financing the acquisition of these assets. We expect that this spread, net of operating expenses, will provide both operating capital and distributable income. Our business will depend on our access to external sources of financing at a cost we can absorb while still generating an attractive risk-adjusted return on the loans we acquire using the proceeds of our financings. Our business will also depend on our ability to locate suitable investments to keep our capital fully deployed at favorable rates.

     We intend to elect to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ending December 31, 2004, thereby generally avoiding U.S. federal income taxes on our taxable income that we distribute currently to our stockholders.

Public Offering of Equity Securities/Use of Proceeds

     Pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933, as amended (the “Registration Statement”), we are selling to the public on a “best efforts” basis up to 20,000,000 shares of our common stock at a price of $10 per share (the “Offering”) and up to 2,000,000 additional shares pursuant to a dividend reinvestment plan under which our stockholders may elect to have dividends reinvested in additional shares at $10 per share. The Registration Statement was declared effective by the SEC on July 16, 2004 and the Offering commenced on July 22, 2004.

     As of December 31, 2004, we had sold approximately 1.976 million shares of our common stock (“Shares”) for aggregate gross proceeds before Offering costs and selling commissions of approximately $19.763 million. Of these amounts, 20,000 shares or $200,000 of our common stock were sold to our Advisor.

     In connection with the Offering, we incurred approximately $2.7 million of costs related to the issuance and distribution of the Shares through the year ended December 31, 2004. We will continue to incur similar costs in the future as additional shares are sold.

Critical Accounting Policies and Management Estimates

     Our financial statements are prepared in accordance with GAAP. The application of these accounting policies requires our management to make certain judgments and estimates that directly affect our financial reporting results. We consider the policies discussed below to be critical to an understanding of our financial statements. Specific risks for these critical accounting policies are described in the following paragraphs. In regard to these policies, we caution you that we have limited operating history and future events rarely develop exactly as forecasted, and the best estimates of our management will likely require adjustment. See “Note 2 – Summary of Significant Accounting Policies” to our financial statements for a more complete description of these policies.

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

     Investment in Non-Consolidated Affiliates

     Desert Capital TRS, a wholly owned subsidiary of the REIT, issued 337,500 shares of its $0.01 par value common stock for a 25% interest in Consolidated Mortgage, the operations of which are accounted for using the equity method. Consolidated Mortgage originates and services loans secured by first or second liens on the underlying property.

     Loans

     The Company generally grants 12 to 18 month mortgage loans to customers. A substantial portion of the loan portfolio is represented by mortgage loans throughout southern Nevada. The ability of the Company’s borrowers to honor their contracts is dependent upon the real estate and general economic conditions in this area.

     Loans are stated at unpaid principal balances, less the allowance for loan losses.

     The accrual of interest on mortgage loans is generally discontinued at the time the loan is 90 days past due. Past due status is based on contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful.

     All interest accrued but not collected for loans that are placed on nonaccrual or charged off are reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

     Impairment Policy

     The Company has adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144). Impairment is measured on a loan-by-loan basis on the fair value of the related collateral since all loans subject to this measurement are collateral dependent. There was no impairment losses recognized for the year ended December 31, 2004.

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

     Desert Capital TRS, a wholly owned subsidiary of the Company, is treated as a taxable REIT subsidiary for Federal income tax purposes.

     Stock Compensation

     The Company accounts for stock-based compensation issued to non-employees using the fair value recognition provisions of SFAS Statement No. 148 “Accounting for Stock-Based Compensation–Transition and Disclosure–An Amendment to FASB Statement No. 123” (FAS 148). The total value of the restricted stock is determined on the grant date, and this amount is expensed over the vesting period using the straight-line method.

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

Results of Operations

     For the year ended December 31, 2004, net (loss) was $(13,176) or $(0.04) per weighted average share outstanding (basic and diluted). For the same period, interest income was approximately $458,697, and was primarily earned from investments in loans secured by real estate. Interest expense on borrowings was $92,925. On July 16, 2004, we commenced a public offering of 20,000,000 shares of common stock. Because we continue to raise equity through our ongoing offering, operating results for the year ended December 31, 2004 are not indicative of future operating results.

     Operating expenses for the year ended December 31, 2004, were $476,321.

     Base advisory fees to the Advisor under the advisory agreement, which were $35,516 for the year ended December 31, 2004, are based on a percentage of our “average invested assets.” Average invested assets, for these purposes, are calculated monthly and are the average of the aggregate book value of our assets invested, directly or indirectly, in equity interests and in loans secured by real estate, before certain reserves.

     Other expenses for the year ended December 31, 2004, included $140,722 in expense related to the compensation of our board of directors, $127,500 of insurance expense, consisting of directors’ and officers’ indemnification insurance premiums, and a $21,904 provision for losses to protect against potential losses inherent in our loan portfolio.

     REIT taxable net income is calculated according to the requirements of the Internal Revenue Code, rather than GAAP. The following table reconciles GAAP net income to REIT taxable net income for the year ended December 31, 2004:

GAAP net income (loss)	$(13,176)

Adjustments to GAAP net income:	(34,554)

REIT taxable net income (loss)	$(47,730)

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

Contractual Obligations and Commitments

     The Company has entered into an advisory agreement with our Advisor. See Note 10 to the financial statements for significant terms of the advisory agreement.

     The Company does not have any contractual obligations in the categories of long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or other long-term liabilities reflected on its balance sheet prepared in accordance with GAAP.

     Desert Capital TRS, a wholly owned subsidiary, entered into an agreement to acquire Consolidated Mortgage on November 10, 2004. The transaction was structured as an installment sale pursuant to which Desert Capital TRS will acquire the outstanding equity securities of Consolidated Mortgage over time so as to comply with applicable Internal Revenue Code provisions. The initial closing of 25% of the outstanding equity of Consolidate Mortgage occurred on December 7, 2004, following the receipt by Desert Capital TRS of certain regulatory approvals from the State of Nevada. Desert Capital TRS expects to complete the acquisition of all of the equity securities of Consolidated Mortgage by the end of the third quarter 2005. The purchase price to be paid by Desert Capital TRS for Consolidated Mortgage consists of $9 million in cash and 450,000 shares of Desert Capital’s common stock. The cash portion of this purchase price is being funded by a loan from us to Desert Capital TRS. Desert Capital TRS commenced operations in the fourth quarter of 2004 and generated $126,000 of revenue. The Federal income tax expense for $29,000 is entirely attributable to the TRS being taxed as a regular C corporation.

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

Liquidity and Capital Resources

     At December 31, 2004, we had $2.375 million of cash to meet our immediate short-term liquidity requirements. We expect that future short-term liquidity requirements will be financed by net cash flow from operations and existing working capital. Operating cash flows are expected to increase as additional loans are added to our portfolio. Cash and cash equivalents increased since December 31, 2003 principally as a result of the increase in net proceeds from the Offering.

     We anticipate that adequate cash will be generated from operations to fund our operating and administrative expenses, continuing debt service obligations, and the payment of dividends in the foreseeable future.

     We paid cash dividends on the 15th of October, November, and December which totaled $162,640 for the year ended December 31, 2004. A dividend in the amount of $0.075 per share of our common stock ($126,270 in the aggregate) was paid on January 14, 2005, to stockholders of record as of December 31, 2004, prorated to the date admitted as a shareholder. We currently expect to pay cash dividends monthly at an annual rate of 9.00% or $.90 per share. As of December 31, 2004, we had accrued total distributions of $126,000. Dividends are determined by our board of directors and are dependent on a number of factors, including the amount of funds available for distribution, our financial condition, any decision by our board of directors to reinvest funds rather than to distribute the funds, the annual distribution required to meet REIT status under the Internal Revenue Code and other factors our Board of Directors may deem relevant.

     Cash Flows used in Operating Activities. Net cash used by operating activities was $115,701. We expect cash flows from operating activities to increase due to the acquisition of additional loans.

     Cash Flows used in Investing Activities. Net cash used in investing activities amounted to $17.4 million relating to the acquisition of loans during 2004.

     Cash Flows from Financing Activities. Cash provided by financing activities amounted to $19.7 million for the year ended December 31, 2004, consisting of $16.2 million raised through the Offering (net of offering costs) during the year ended December 31, 2004 and $5.9 million in borrowings under our credit facility. For the year ended December 31, 2004, we paid Offering costs, including selling commissions, investor marketing and due diligence costs and other offering expenses, totaling $2.2 million. We will continue to incur similar costs in the future as additional shares are sold.

     We currently have a $5 million credit facility that matures in February 2006. Borrowings under our credit facility bear interest at the 10-year Treasury Rate plus 3%. Depending on market conditions, we may incur debt up to 300% of our net assets. We expect to use borrowings under our credit facility and any future borrowings under other lines of credit with commercial banks to fund or acquire loans secured by real estate. The borrowings under our existing credit facility are, and some or all of our future debt may be, secured by some or all of our assets. If we default in the payment of interest or principal on any such debt, breach any representation or warranty in connection with any borrowing or violate any covenant in any loan document, our lender may accelerate the maturity of such debt requiring us to immediately repay all outstanding principal. If we are unable to make such payment, our lender could foreclose on our assets that are pledged as collateral to that lender. The lender could also sue us or force us into bankruptcy. Any of these events would likely have a material adverse effect on the value of an investment in our common stock. At December 31, 2004, we were in compliance with all the covenants under our credit facility.

     In order to qualify as a REIT and to avoid corporate-level tax on the income we distribute to our stockholders, we are required to distribute at least 90% of our REIT taxable income on an annual basis. Therefore, once the net proceeds we receive from this offering are substantially fully invested, we will need to borrow in order to grow our business and acquire additional assets. Our sources of funds will primarily be the net proceeds from this offering, operating cash flows and borrowings. Operating cash flows will consist of interest received on and maturities of mortgage loans and investments. Liquidity will also be generated through lines of credit with commercial banks. We believe that we will be able to obtain financing in amounts and on terms that are acceptable to us and consistent with our business strategy prior to the closing of this offering. We believe that these cash resources will be sufficient to satisfy our immediate liquidity requirements, and we do not anticipate a need to raise funds from other than these sources within the next 12 months.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

     ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Audit Committee
Desert Capital REIT, Inc.
Las Vegas, Nevada

We have audited the accompanying balance sheets of Desert Capital REIT, Inc. as of December 31, 2004 and 2003, and the related statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based upon our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Desert Capital REIT, Inc. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

Aberdeen, South Dakota
February 28, 2005

DESERT CAPITAL REIT, INC.
Consolidated Balance Sheets

	December 31, 2004	December 31, 2003
ASSETS
Cash	$2,375,309	$182,202
Interest receivable	131,300	—
Prepaid insurance	71,833	—
Accounts receivable	78,749	—
Deposit on office building	180,000	—
Mortgage notes receivable (net)	17,217,116	—
Deferred offering costs	—	415,778
Investment in subsidiary	3,501,047	—

Total assets	$23,555,354	$597,980

LIABILITIES AND STOCKHOLDER’S EQUITY
Accounts payable	$203,219	$3,980
Sales commissions payable	43,551	—
Interest payable	48,103	—
Dividends payable	126,270	—
Taxes payable	29,085	—
Notes payable	6,322,139	400,000

Total liabilities	6,772,366	403,980

Preferred stock, $0.01 par value: 15,000,000 shares authorized, none outstanding	—	—
Common stock, $0.01 par value: 100,000,000 shares authorized; 1,996,386, and 20,000 shares issued and outstanding on December, 31 2004, and December 31, 2003, respectfully	19,964	200
Additional paid in capital	16,782,200	199,800
Accumulated deficit	(19,176)	(6,000)

Total stockholders’ equity	16,782,988	194,000

Total liabilities and stockholders’ equity	$23,555,354	$597,980

See accompanying notes to financial statements.

DESERT CAPITAL REIT, INC.
Consolidated Statements of Operations

	For the Year Ended	For the Year Ended
	December 31, 2004	December 31, 2003
INTEREST INCOME:
Mortgage assets	$458,458	$—
Other interest	239	—

Total interest income	458,697	—

INTEREST EXPENSE:
Mortgage borrowings	71,413	—
Other borrowings	21,513	—

Total interest expense	92,925	—

Net interest income	365,772	—
Provision for loan losses	21,904	—

Net interest income after provision for loan loss	343,868	—

NON INTEREST INCOME:
Income from investment in subsidiary	126,047	—
Other Income	410	—

Total non-interest income	126,457	—

NON INTEREST EXPENSE:
Management fee	35,516	—
Compensation expense	140,722	—
Insurance expense	127,500	—
Travel expense	33,191	—
Legal Fees	62,439	6,000
Transfer agent fees	23,132	—
Other	31,916	—

Total non-interest expense	454,417	6,000

Net income before taxes	15,908	(6,000)

Federal income tax expense for taxable REIT subsidiary	29,085

Net income (loss)	$(13,176)	$(6,000)

Net earnings (loss) per share - basic and diluted	(0.04)	(15.58)

See accompanying notes to financial statements.

DESERT CAPITAL REIT, INC.
Consolidated Statements of Cash Flows

	For the Year Ended	For the Year Ended
	December 31, 2004	December 31, 2003
OPERATING ACTIVITIES
Net income (loss)	$(13,176)	$(6,000)
Adjustments to reconcile net income (loss) to net cash
Stock based compensation	22,222	—
Provision for loan losses	21,904	—
Income from investment in subsidiary	(126,047)	—
Net change in
Interest receivable	(131,300)	—
Accounts receivable	(78,749)	—
Prepaid insurance	(71,833)	—
Accounts payable	184,090	3,980
Taxes payable	29,085	—
Interest payable	48,103	—

Net cash used by operating activities	(115,701)	(2,020)

INVESTING ACTIVITIES
Increase in mortgage notes receivable (net)	(17,239,020)	—
Deposit on office building	(180,000)	—

Net cash used by investing activities	(17,419,020)	—

FINANCING ACTIVITIES
Proceeds from notes payable	5,922,139	400,000
Issuance of common stock	16,188,859	200,000
Payment of common stock dividends	(162,639)	—
Offering costs paid	(2,220,531)	(415,778)

Net cash provided by financing activities	19,727,828	184,222

Net increase in cash	2,193,107	182,202
Cash at beginning of period	182,202	—

Cash at end of period	$2,375,309	$182,202

Cash paid for interest	$44,822	$—

Supplemental schedule of non-cash investing and financing

Common stock issued in exchange for interest in subsidiary	$3,375,000	$—
Common stock dividends declared but not paid	126,270	—
Offering costs incurred but not paid	$58,700	$—

See accompanying notes to financial statements.

DESERT CAPITAL REIT, INC.
Consolidated Statements of Changes in Stockholders’ Equity

	Common	Common Stock	Additional Paid - in	Accumulated
	Stock Shares	Par Value	Capital	Deficit	Total
Date of inception - December 17, 2003	—	—	—	—	—

Issuance of common stock	20,000	$200	$199,800	$—	$200,000

Stock based compensation	—	—	—	—	—

Dividends on common stock	—	—	—	—	—

Offering costs	—	—	—	—	—

Net income (loss)	—	—	—	(6,000)	(6,000)

Balance at December 31, 2003	20,000	200	199,800	(6,000)	194,000

Issuance of common stock	1,956,386	19,564	19,544,295	—	19,563,859

Stock based compensation	20,000	200	22,022	—	22,222

Dividends on common stock	—	—	(288,909)	—	(288,909)

Offering costs	—	—	(2,695,008)	—	(2,695,008)

Net income (loss)	—	—	—	(13,176)	(13,176)

Balance at December 31, 2004	1,996,386	$19,964	$16,782,200	$(19,176)	$16,782,988

See accompanying notes to financial statements.

Desert Capital REIT, Inc.
Notes to the consolidated financial statements
December 31, 2004

Note 1 - Description of Business and Basis of Presentation

          Desert Capital REIT, Inc. (the “Company”), was organized and incorporated under the laws of the state of Maryland in December 2003. The Securities and Exchange Commission (“SEC”) declared the Company’s Registration Statement on Form S-11 effective on July, 16, 2004. The Company incurred organizational costs prior to the registration statement being effective, but principal business activity did not begin until July 16, 2004.

          The Company is a mortgage real estate investment trust and the principal business activity is the financing of and investment in mortgage loans, including acquisition and development loans, construction loans, commercial property loans, and residential loans. The financing will be provided through equity capital and leverage.

          The Company has established a wholly-owned subsidiary, Desert Capital TRS, Inc., which has elected to be treated as a taxable REIT subsidiary (“TRS”), resulting in it being subject to taxation at regular C corporation rates. The TRS will invest in, among other things, assets which Desert Capital could not directly own due to the asset ownership restrictions of the Internal Revenue Code. On November 10, 2004, Desert Capital and the TRS entered into an agreement to acquire Consolidated Mortgage LLC. The acquisition was structured as an installment sale, and as of December 31, 2004 the TRS owned 25% of the equity of Consolidated Mortgage.

          The consolidated financial statements include the amounts of the Company, and its wholly or majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

          Investment in Non-Consolidated Affiliates

          Desert Capital TRS, a wholly owned subsidiary of the REIT, issued 337,500 shares of its $0.01 par value common stock for a 25% interest in Consolidated Mortgage, the operations of which are accounted for using the equity method. Consolidated Mortgage originates and services loans secured by first or second liens on the underlying property.

          Loans

          The Company generally grants 12 to 18 month mortgage loans to customers. A substantial portion of the loan portfolio is represented by mortgage loans throughout Southern Nevada. The ability of the Company’s borrowers to honor their contracts is dependent upon the real estate and general economic conditions in this area.

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

          All interest accrued but not collected for loans that are placed on nonaccrual or charged off are reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

          Impairment Policy

          The Company has adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”(SFAS No. 144). Impairment is measured on a loan-by-loan basis on the fair value of the related collateral since all loans subject to this measurement are collateral dependent. There was no impairment losses recognized for the year ended December 31, 2004.

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

          Desert Capital TRS is a taxable REIT subsidiary and is therefore subject to corporate income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax base. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date

          Stock Compensation

          The Company accounts for stock-based compensation issued to non-employees using the fair value recognition provisions of SFAS Statement No. 148 “Accounting for Stock-Based Compensation–Transition and Disclosure–An Amendment to FASB Statement No. 123” (FAS 148). The total value of the restricted stock is determined on the grant date, and this amount is expensed over the vesting period using the straight-line method.

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

Note 3 - Mortgage Notes Receivable

          Mortgage notes receivable represent acquisition and development, construction, commercial property, and residential loans. The Company is subject to the risks inherent in finance lending, including the risk of borrower default and bankruptcy. The Company also invests in subordinated or second lien, mortgage loans. As of December 31, 2004, approximately 23.79% of the mortgage notes outstanding balance was second lien mortgages.

          Mortgage notes receivable are stated at the principal outstanding, less the allowance for loan losses. Mortgage notes receivable are generally single-pay notes with interest due monthly, and have an average term of 9 to 12 months.

Acquisition & development loans	$7,839,934
Construction loans	8,899,086
Commercial property loans	500,000
Allowance for loan loss	(21,904)

Mortgage notes receivable (net)	$17,217,116

Note 4 - Allowance for Loan Losses

          Management reviews its allowance for losses provision periodically and the Company maintains an allowance for losses on mortgage notes receivable at an amount that management believes is sufficient to protect against potential losses inherent in the loan portfolio. The Company’s actual losses may differ from the estimate. As December 31, 2004 the Company does not have any past due loans or loans in default.

          A reconciliation of the Company’s allowance for losses follows:

Balance, beginning of period	$—
Provision for loan loss	21,904

Balance, end of period	$21,904

Note 5 – Stock Based Compensation

          The Board of Directors has adopted the 2004 Stock Incentive Plan of Desert Capital REIT, Inc. (the “Plan”). Directors, officers of the Company or any affiliate of the Company, and individual consultants or advisors are eligible for stock based compensation under the Plan. The Company has authorized 1 million shares of common stock under the Plan. As of December 31, 2004, the Company has granted 20,000 restricted share awards under the Plan. The restricted share awards were granted on September 1, 2004, and there was no stock compensation awarded prior to this date. The fair value of the shares on the grant date were $10 per share, and the shares vest in three equal annual installments. As of December 31, 2004, $22,222 has been expensed due to stock based compensation.

Note 6 – Income taxes

          Desert Capital TRS is a taxable REIT subsidiary and is therefore subject to corporate income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax base. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

          Effective income taxes differ from the amount determined by applying the statutory Federal rate of 35% for the period indicated as follows:

For the year ended
December 31, 2004
Income taxed at Federal tax rate	$—
Income taxes computed on income of taxable REIT subsidiaries	29,085

Total income taxes	$29,085

          As of December 31, 2004, Desert Capital REIT had estimated federal net operating loss tax carry-forwards of approximately $47.7 thousand, which expire in the year 2024. At December 31, 2004 Desert Capital TRS had no deferred income tax assets or liabilities.

Note 7 – Earnings per Share

          Earnings per share is computed in accordance with SFAS No. 128, Earnings Per Share. Basic earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding during each period, inclusive of unvested restricted stock which participates fully in dividends. The Company does not have any potentially dilutive instruments outstanding as of December 31, 2004. Therefore, diluted earnings per share is not presented.

	For the year ended	For the year ended
	December 31, 2004	December 31, 2003
Net income	$(13,167)	$(6,000)
Weighted average number of common shares outstanding	373,013	385

Basic earnings per share	$(0.04)	$(15.58)

Note 8 - Dividends

          The Company declared monthly dividends of $0.075 per share of common stock for September, October, November, and December, payable to stockholders of record at the close of business on the last day of each month, prorated to the date admitted as a shareholder. These dividends were paid on the 15th of each month following the month of the record date. Total dividends declared as of December 31, 2004 amounted to $288,909, of that amount $126,270 remained payable on December 31, 2004.

Note 9 - Notes Payable

          As of December 31, 2004, the Company has borrowed $5 million, from Beresford Bancorporation, Inc., a related party, under a line of credit term facility, up to a maximum of $5 million with notes receivable pledged as collateral against advances. The interest rate is the 10 year treasury yield on the last day of the month, plus 3.00% and is payable monthly. The note matures February 1, 2006. The interest rate applicable for the month of December was 7.250%. Interest expense and interest payable as of December 31, 2004, were $71,413 and $29,524, respectively.

          As of December 31, 2004, the Company has also borrowed $1,322,139 from its advisor, Burton Management Company, Ltd., (“Burton”), a related party. The interest rate on this note is equal to the 10 year treasury yield on the last day of the month. The interest rate applicable for the month of December was 4.22%. Interest expense for the year and interest payable as of December 31, 2004, were $18,579 and $18,579, respectively.

Note 10 - Commitments and Related Parties

          The Company has contracted with Burton to serve as Advisor for the Company. Burton oversees the day-to-day operations including asset, liability and capital management. Burton is compensated based upon the advisory agreement that entitles Burton to a base management fee, incentive compensation and reimbursement of expenses. The President and Owner of Burton is also the President and Chief Executive Officer of the Company. The annual base management compensation is 1% of the first $200,000,000 of average invested assets plus 0.8% of the average invested assets in excess of $200,000,000, to be paid quarterly. The base management fee payable to the Advisor as of December 31, 2004, is $35,516. The incentive compensation is a tiered percentage of the amount of our net income (taxable income) excluding capital losses, before deducting incentive compensation less a threshold return, which is the net income that would produce an annualized return on our average invested assets equal to the 10 year U.S. Treasury rate plus 1.0%. The tiered percentage is the weighted average of 20% of the first $200,000,000 of average invested assets and 10% of the excess over $200,000,000 of average invested assets. The incentive compensation will be calculated quarterly and any positive quarterly incentive amount shall be paid by the Company, along with the base management compensation, within 15 days of receipt of the computations. At the end of the fiscal year, the incentive compensation shall be calculated based upon the net income for the year. If the quarterly payments are less than the annual incentive amount, the Company shall pay Burton the difference. If the quarterly payments were to exceed the annual incentive compensation, Burton will refund the excess to the Company, which will reduce the previously recorded incentive fee expense. Should the Company not have sufficient cash available to pay the quarterly or annual amounts, the Company would either borrow sufficient funds or sell assets to meet these contracted obligations.

          The Company has entered into a three year agreement with Consolidated Mortgage, Inc., which will provide for the right of first offer to purchase all residential mortgage and commercial bridge loans originated by Consolidated Mortgage. The officers of the Company were formerly officers with Consolidated Mortgage.

          The dealer-manager, CMC Financial Services, Inc., directs and oversees the sale of the Company’s equity securities. CMC Financial receives a sales commission and other fees based on the sale of these securities. The dealer-manager is an affiliate of both the Company and Burton, as the president and owner of CMC Financial Services, Inc. is also the President and Chief Executive Officer of the Company. CMC Financial Services earned sales commissions and marketing support fees of $1,060,494 and $407,882 respectively in 2004. Of the previous amounts, $31,453 and $12,097 were still payable as of December 31, 2004.

          Desert Capital TRS, a wholly owned subsidiary, entered into an agreement to acquire Consolidated Mortgage on November 10, 2004. The transaction was structured as an installment sale pursuant to which Desert Capital TRS will acquire the outstanding equity securities of Consolidated Mortgage over time so as to comply with applicable Internal Revenue Code provisions. The initial closing of 25% of the outstanding equity of Consolidate Mortgage occurred on December 7, 2004, following the receipt by Desert Capital TRS of certain regulatory approvals from the State of Nevada. Desert Capital TRS expects to complete the acquisition of all of the equity securities of Consolidated Mortgage by the end of the third quarter 2005. The purchase price to be paid by Desert Capital TRS for Consolidated Mortgage consists of $9 million in cash and 450,000 shares of Desert Capital’s common stock. The cash portion of this purchase price is being funded by a loan from us to Desert Capital TRS. Desert Capital TRS commenced operations in the fourth quarter of 2004 and generated $126,047 of revenue. The Federal income tax expense for $29,085 is entirely attributable to the TRS being taxed as a regular C corporation.

          Desert Capital TRS made an offer to purchase an office building located in Henderson, NV. The total purchase price of the office building is $6.3 million. An $180,000 earnest money deposit was paid on December 17, 2004. The purchase of the office building was completed on February 17, 2005. The purchase was funded by a loan from Desert Capital REIT to Desert Capital TRS and a loan from Bank West of Nevada.

Note 11 – Quarterly Results (Unaudited)

Summarized quarterly results of operations were as follows.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Year Ended December 31, 2004

Interest income	$—	$—	$64,557	$394,140

Interest expense	—	—	13,401	79,524

Net interest income	—	—	51,156	314,616

Other revenue (expense)	—	(64,856)	(123,135)	(190,957)

Net income (loss)	$—	$(64,856)	$(71,979)	$123,659

Net income (loss) per common share

Basic	$—	$(3.24)	$(0.30)	$0.10

Year Ended December 31, 2003

Interest income	$—	$—	$—	$—

Interest expense	—	—	—	—

Net interest income	—	—	—	—

Other revenue (expense)	—	—	—	(6,000)

Net income (loss)	$—	$—	$—	$(6,000)

Net income (loss) per common share

Basic	$—	$—	$—	$(15.58)

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          None.

ITEM 9A. CONTROLS AND PROCEDURES

          We maintain disclosure controls and procedures designed to ensure that we are able to collect the information required to be disclosed in the reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our Chief Executive and Chief Financial Officers are responsible for establishing and maintaining these procedures, and, as required by the rules of the SEC, evaluating their effectiveness. Based on their evaluation of the Company’s disclosure controls and procedures which took place as of the end of the period covered by this report, the Chief Executive and Chief Financial Officers believe that these procedures are effective to ensure that the Company is able to record, process, summarize and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods. There has been no change in our internal control over financial reporting that occurred during the fourth quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

          None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The information required to be included in Item 10 of Part III of this Form 10-K is incorporated by reference from information from the Company’s definitive proxy statement, for its 2005 annual meeting of stockholders, to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this report.

ITEM 11. EXECUTIVE COMPENSATION

          The information required to be included in Item 11 of Part III of this Form 10-K is incorporated by reference from information from the Company’s definitive proxy statement, for its 2005 annual meeting of stockholders, to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

          The information required to be included in Item 12 of Part III of this Form 10-K is incorporated by reference from information from the Company’s definitive proxy statement, for its 2005 annual meeting of stockholders, to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information required to be included in Item 13 of Part III of this Form 10-K is incorporated by reference from information from the Company’s definitive proxy statement, for its 2005 annual meeting of stockholders, to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this report.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

          The information required to be included in Item 14 of Part III of this Form 10-K is incorporated by reference from information from the Company’s definitive proxy statement, for its 2005 annual meeting of stockholders, to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this report.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. The following financial statements and schedules are filed as part of this report:

Report of the Independent Registered Public Accounting Firm	Page 21
Consolidated Balance Sheets – December 31, 2004 and December 31, 2003	Page 22
Consolidated Statements of Operations – Years ended December 31, 2004 and December 31, 2003	Page 23
Consolidated Statements of Cash Flows – Years ended December 31, 2004 and December 31, 2003	Page 24
Consolidated Statements of Changes in Stockholders’ Equity as of December 17, 2003, December 31, 2003 and December 31, 2004	Page 25
Notes to Financial Statements	Page 26

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(b) Exhibits

2.1	Unit Purchase Agreement (included as Exhibit 2.1 to the Registrant’s Form 8-K filed on November 16, 2004 and incorporated herein by reference).

3.1	Second Amended and Restated Articles of Incorporation (included as Exhibit 3.1 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-11 (File No. 333-111643) (the “Registration Statement”) and incorporated herein by reference)

3.2	Bylaws of the Company (included as Exhibit 3.2 to the Registration Statement and incorporated herein by reference)

4.1	Form of Common Stock certificate (included as Exhibit 4.1 to Amendment No. 2 to the Registration Statement and incorporated herein by reference)

10.1	Form of Advisory Agreement (included as Exhibit 10.1 to Amendment No. 3 to the Registration Statement and incorporated herein by reference)

10.2	Form of Strategic Alliance Agreement (included as Exhibit 10.2 to Amendment No. 1 to the Registration Statement and incorporated herein by reference)

10.3	Form of Indemnity Agreement (included as Exhibit 10.3 to Amendment No. 6 to the Registration Statement and incorporated herein by reference)

10.4	Form of Escrow Agreement (included as Exhibit 10.4 to Amendment No. 4 to the Registration Statement and incorporated herein by reference)

10.5	Revolving Loan and Security Agreement (included as Exhibit 10.5 to Form 10-Q filed on November 15, 2004 and incorporated herein by reference)

10.6	Promissory Note (included as Exhibit 10.6 to Form 10-Q filed on November 15, 2004 and incorporated herein by reference)

10.7	Unit Purchase Agreement (included as Exhibit 2.1 to the Registrant’s Form 8-K filed on November 16, 2004 and incorporated herein by reference)

21.1*	List of Subsidiaries

23.1*	Consent of Eide Bailly LLP

24.1	Power of Attorney (included on signature page hereto)

31.1*	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Las Vegas, State of Nevada, on this 31st day of March, 2005.

DESERT CAPITAL REIT, INC.

By:	/s/ Todd B. Parriott

Todd B. Parriott, Chief Executive Officer,
President and Chief Investment Officer and
Chairman of the Board (Principal Executive
Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

POWER OF ATTORNEY

KNOW ALL MEN AND WOMEN BY THESE PRESENTS that each person whose signature appears below constitutes and appoints Todd B. Parriott and Jonathan G. Arens, and each of them, such individual’s true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for such individual and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this annual report on Form 10-K, with all exhibits thereto, and to file the same with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises as fully and to intents and purposes as he might or could do in person hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

SIGNATURES	TITLE	DATE
/s/ Todd B. Parriott	Chief Executive Officer, President,	March 31, 2005
Chief Investment Officer and
Todd B. Parriott	Chairman of the Board (Principal
Executive Officer)

/s/ Jonathan G. Arens	Chief Financial Officer (Principal	March 31, 2005
Financial and Accounting Officer)
Jonathan G. Arens

/s/ Robert Beville	Director	March 31, 2005

Robert Beville

/s/ G. Steve Dawson	Director	March 31, 2005

G. Steve Dawson

/s/ James L. George	Director	March 31, 2005

James L. George

/s/ Bryan Goolsby	Director	March 31, 2005

Bryan Goolsby

/s/ Tom Gustafson	Director	March 31, 2005

Tom Gustafson

EXHIBIT INDEX

2.1	Unit Purchase Agreement (included as Exhibit 2.1 to the Registrant’s Form 8-K filed on November 16, 2004 and incorporated herein by reference).

3.1	Second Amended and Restated Articles of Incorporation (included as Exhibit 3.1 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-11 (File No. 333-111643) (the “Registration Statement”) and incorporated herein by reference)

3.2	Bylaws of the Company (included as Exhibit 3.2 to the Registration Statement and incorporated herein by reference)

4.1	Form of Common Stock certificate (included as Exhibit 4.1 to Amendment No. 2 to the Registration Statement and incorporated herein by reference)

10.1	Form of Advisory Agreement (included as Exhibit 10.1 to Amendment No. 3 to the Registration Statement and incorporated herein by reference)

10.2	Form of Strategic Alliance Agreement (included as Exhibit 10.2 to Amendment No. 1 to the Registration Statement and incorporated herein by reference)

10.3	Form of Indemnity Agreement (included as Exhibit 10.3 to Amendment No. 6 to the Registration Statement and incorporated herein by reference)

10.4	Form of Escrow Agreement (included as Exhibit 10.4 to Amendment No. 4 to the Registration Statement and incorporated herein by reference)

10.5	Revolving Loan and Security Agreement (included as Exhibit 10.5 to Form 10-Q filed on November 15, 2004 and incorporated herein by reference)

10.6	Promissory Note (included as Exhibit 10.6 to Form 10-Q filed on November 15, 2004 and incorporated herein by reference)

10.7	Unit Purchase Agreement (included as Exhibit 2.1 to the Registrant’s Form 8-K filed on November 16, 2004 and incorporated herein by reference)

21.1*	List of Subsidiaries

23.1*	Consent of Eide Bailly LLP

24.1	Power of Attorney (included on signature page hereto)

31.1*	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

**	Furnished herewith