Form 10-Q
period 2005-03-31
DESERT CAPITAL REIT INC
filed 2005-05-16
CIK 1274055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ___ to ___

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

Yes ☑     No ☐

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of May 10, 2005 was 3,209,320.

DESERT CAPITAL REIT, INC.

FORM 10-Q

For the Quarter Ended March 31, 2005

Item 1. Consolidated Financial Statements

DESERT CAPITAL REIT, INC.

Consolidated Balance Sheets

	March 31,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Mortgage notes receivable (net)	$22,519,608	$17,217,116
Office Building	6,437,442	180,000
Investment in subsidiary	6,780,114	3,501,047
Prepaid insurance	75,333	71,833
Interest receivable	146,206	131,300
Accounts receivable	809	78,749
Cash	4,369,657	2,375,309

Total assets	$40,329,168	$23,555,354

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$234,012	$203,219
Sales commissions payable	274,027	43,551
Interest payable	33,274	48,103
Dividends payable	210,500	126,270
Taxes payable	168,736	29,085
Notes payable	13,095,000	6,322,139

Total liabilities	14,015,550	6,772,366

Preferred stock, $0.01 par value: 15,000,000 shares authorized, none outstanding	—	—
Common stock, $0.01 par value: 100,000,000 shares authorized; 3,005,487, and 20,000 shares issued and outstanding on March, 31 2005, and March 31, 2004, respectfully	30,055	19,964
Additional paid-in capital	26,169,440	16,782,200
Retained earnings	114,123	(19,176)

Total stockholders’ equity	26,313,618	16,782,988

Total liabilities and stockholders’ equity	$40,329,168	$23,555,354

See accompanying notes to financial statements.

DESERT CAPITAL REIT, INC.

Consolidated Statements of Operations
(Unaudited)

	For the Three Months
	Ended March 31,
	2005	2004
INTEREST INCOME:
Mortgage notes receivable	$592,473	$—
Other interest	997	—

Total interest income	593,470	—

INTEREST EXPENSE:
Mortgage borrowings	91,818	—
Other borrowings	7,345	—

Total interest expense	99,164	—

Net interest income	494,306	—
Provision for loan losses	19,016	—

Net interest income after provision for loan loss	475,291	—

NON-INTEREST INCOME:
Income from investment in subsidiary	748,519	—
Other Income	2,584	—

Total non-interest income	751,103	—

NON-INTEREST EXPENSE:
Management fees	77,259	—
Compensation expense	63,167	—
Insurance expense	76,500	—
Professional fees	116,934
Other	25,822	—

Total non-interest expense	359,681	—

Net income before taxes	866,712	—

Federal income tax expense for taxable REIT subsidiary	168,736	—

Net income (loss)	$697,976	$—

Net earnings (loss) per share — basic and diluted	0.27	—

See accompanying notes to financial statements.

DESERT CAPITAL REIT, INC.

Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months
	Ended March 31,
	2005	2004
OPERATING ACTIVITIES
Net income (loss)	$697,976	$—
Adjustments to reconcile net income (loss) to net cash
Stock based compensation	16,667	—
Provision for loan losses	19,016	—
Income from interest in subsidiary	(748,519)	—
Net change in
Interest receivable	(14,906)	—
Accounts receivable	77,940	—
Prepaid insurance	(3,500)	—
Accounts payable	12,420	(3,980)
Taxes payable	139,652	—
Interest payable	(14,829)	—

Net cash provided by operating activities	181,916	(3,980)

INVESTING ACTIVITIES
Increase in mortgage notes receivable	(5,321,508)	—
Cash distribution received from subsidiary	594,452
Increase in investment in subsidiary	(2,000,000)
Increase in property, plant, and equipment	(6,257,442)	—

Net cash used by investing activities	(12,984,497)	—

FINANCING ACTIVITIES
Proceeds from notes payable	8,095,000	2,000
Issuance of common stock	7,448,731	—
Payment of common stock dividends	(285,304)	—
Offering costs paid	(461,498)	(127,256)

Net cash provided by financing activities	14,796,929	(125,256)

Net increase in cash	1,994,348	(129,236)
Cash at beginning of period	2,375,309	182,202

Cash at end of period	$4,369,657	$52,966

Cash paid for interest	$84,469	$—
Cash paid for income taxes	29,085	—
Capitalized interest	15,015	—

Supplemental schedule of non-cash investing and financing

Common stock issued in exchange for interest in subsidiary	$1,125,000	$—
Common stock issued as repayment of indebtedness	1,322,139
Common stock issued for dividend reinvestment program	195,142
Common stock dividends declared but not paid	210,500	—
Offering costs incurred but not paid	$307,550	$—

See accompanying notes to financial statements.

DESERT CAPITAL REIT, INC.

Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Common	Common Stock	Additional Paid - in	Retained
	Stock Shares	Par Value	Capital	Earnings	Total
Balance at December 31, 2004	1,996,386	$19,964	$16,782,200	$(19,176)	$16,782,988

Issuance of common stock	1,009,101	10,091	10,080,919	—	10,091,010

Stock based compensation			16,667	—	16,667

Dividends on common stock	—	—		(564,677)	(564,677)

Offering costs	—	—	(710,345)	—	(710,345)

Net income (loss)	—	—	—	697,976	697,976

Balance at March 31, 2005	3,005,487	$30,055	$26,169,440	$114,123	$26,313,618

See accompanying notes to financial statements.

Desert Capital REIT, INC.

Notes to Consolidated Financial Statements
March 31, 2005
(Unaudited)

Note 1 – Description of Business and Basis of Presentation

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

     The Company is a mortgage real estate investment trust and the principal business activity is the financing of and investment in mortgage loans, including acquisition and development loans, construction loans, commercial property loans, and residential loans. The financing will be provided through equity capital and leverage. Certain portions of our operations are conducted through taxable REIT subsidiaries (“TRS”). Income generated from taxable REIT subsidiaries is subject to federal income taxes. Distributions made to stockholders from income that has previously been taxed will receive “qualified” dividend treatment and be taxable to the stockholders at the current 15% rate.

     On November 10, 2004, the Company entered into an agreement to acquire Consolidated Mortgage LLC. The acquisition was structured as an installment sale, and as of March 31, 2005, the Company owned 48% of the equity of Consolidated Mortgage. Consolidated Mortgage is a mortgage banking concern whose principal business activity is the origination and servicing of 12- to 18-month mortgage loans for us and over 3,000 private investors. Consolidated Mortgage generates origination and servicing fees on its portfolio of approximately $350 million in loans funded by its investor-clients.

     The consolidated financial statements include the amounts of the Company, and its wholly or majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

     The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements, although management believes that the disclosures presented herein are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the quarter ended March 31, 2005 are not necessarily indicative of results that may be expected for the entire year ending December 31, 2005.

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

     Cash and Cash Equivalents

     All highly liquid investments with original maturities of three months or less are considered to be cash equivalents. The Company places its cash and cash equivalents in high quality financial institutions. The consolidated account balances at each institution periodically exceeds FDIC insurance coverage and the Company believes that this risk is not significant.

     Revenue Recognition

     Interest is accrued monthly on outstanding principal balances unless our Advisor considers the collection of interest to be uncertain. The Company generally considers the collection of interest to be uncertain when loans are contractually past due 90 days or more. Past due status is based on contractual terms of the loan. In all cases, loans are place on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful. All interest accrued but not collected for loans that are placed on nonaccrual or charged off are reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual.

     Organization Expenses

     Organization expenses were expensed as incurred.

     Offering Costs

     Costs attributable to securities offerings are charged against the proceeds of the offerings as a reduction to equity capital. These costs include legal and accounting fees to prepare the securities filing as well as the fees incurred in selling the securities, such as underwriting commissions.

     Property Plant and Equipment

     Property, plant, and equipment are stated at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of the individual assets. There has been no depreciation recorded as of March 31, 2005 because the office building has not been placed into service.

     Investment in Non-Consolidated Affiliates

     Through Desert Capital TRS, a wholly owned subsidiary of the Company, we exchanged 450,000 shares of the Company’s common stock, par value $0.01 per share and $2,000,000 in cash for a 48% interest in Consolidated Mortgage, the operations of which are accounted for using the equity method. Consolidated Mortgage is a mortgage banking concern whose principal business activity is the origination and servicing of 12- to 18-month mortgage loans for us and over 3,000 private investors. Consolidated Mortgage generates origination and servicing fees on its portfolio of approximately $350 million in loans funded by its investor-clients. Due to the short-term nature of these loans, the portfolio turns over every 12- to 18-months as loans are constantly being repaid and new loans are funded thus generating a significant amount of fee income. Investors typically reinvest their proceeds from loan repayments into new loans.

     Loans

     The Company generally invests in 12- to 18-month mortgage loans to borrowers. Loans are stated at unpaid principal balances, less the allowance for loan losses. A substantial portion of the loan portfolio is represented by mortgage loans throughout Southern Nevada. The ability of the Company’s borrowers to honor their contracts is dependent upon the real estate and general economic conditions in this area.

     Allowance for Loan Losses

     The Company provides a loan allowance related to certain of our mortgage loans. Management monitors the delinquencies and defaults on the underlying mortgages and, if an impairment of the related mortgage security is deemed to be other than temporary, the carrying value of the related mortgage security will be reduced to fair value. The loan loss provision is based on our assessment of numerous factors affecting our portfolio of mortgage assets including, but not limited to, current and projected economic conditions, delinquency status, credit losses to date on underlying mortgages and any remaining credit protection. Loan loss provision estimates are reviewed periodically and adjustments are reported in earnings when they become known.

     Impairment Policy

     The Company has adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”(SFAS No. 144). Impairment is measured on a loan-by-loan basis on the fair value of the related collateral since all loans subject to this measurement are collateral dependent. There were no impairment losses recognized for the three months ended March 31, 2005.

     Income Taxes

     The Company currently does, and intends at all times in the future to qualify as a real estate investment trust (“REIT”) for federal income tax purposes, under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended and applicable Treasury Regulations. Therefore, the Company generally is not subject to federal corporate income taxes if the Company distributes at least 90% of its taxable income to its stockholders. To qualify as a REIT, the Company must elect to be so treated and must meet on a continuing basis certain requirements relating to the Company’s organization, sources of income, nature of assets, and distribution of income to stockholders. The Company also maintains certain records and request certain information from its stockholders designed to disclose actual ownership of its stock in order to maintain REIT status.

     In addition, the Company must satisfy certain gross income requirements annually and certain asset tests at the close of each quarter of its taxable year. If the Company fails to qualify for taxation as a REIT in any taxable year, and the relief provisions do not apply, the Company will be subject to tax on its taxable income at regular corporate rates. Distributions to stockholders in any year in which the Company fails to qualify will not be deductible by the Company nor will they be required to be made. Unless entitled to relief under specific statutory provisions, the Company will also be disqualified from taxation as a REIT for the four taxable years following the year during which qualification was lost.

     Certain portions of our operations are conducted through taxable REIT subsidiaries. Income generated from taxable REIT subsidiaries is subject to federal income taxes. Distributions made to stockholders from income that has previously been taxed will receive “qualified” dividend treatment and be taxable to the stockholders at the current 15% rate. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax base. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     Stock Compensation

     The Company accounts for stock-based compensation issued to employees and non-employees using the fair value recognition provisions of SFAS Statement No. 148 “Accounting for Stock-Based Compensation–Transition and Disclosure–An Amendment to FASB Statement No. 123” (FAS 148). The total value of the restricted stock is determined on the grant date, and this amount is expensed over the vesting period using the straight-line method.

     Recent Accounting Developments

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The statement specifies the accounting for certain employee termination benefits, contract termination costs and costs to consolidate facilities or relocate employees and is effective for exit and disposal activities initiated after December 31, 2002. The Company does not expect the statement to have a material effect on our financial condition or results of operations.

     In November 2002, the FASB issued FASB Interpretation (FIN) No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 specifies the disclosures to be made about obligations under certain issued guarantees and requires a liability to be recognized for the fair value of a guarantee obligation. The recognition and measurement provisions of the interpretation apply prospectively to guarantees issued after September 30, 2002. The Company does not expect the recognition and measurement provisions to have a material effect on our financial condition or results of operations.

     In January 2003, the FASB issued FASB Interpretation (FIN) No. 46 “Consolidation of Variable Interest Entities.” FIN No. 46 requires a company to consolidate a variable interest entity (VIE) if the company has variable interests that give it a majority of the expected losses or a majority of the expected residual returns of the entity. Prior to FIN No. 46, VIEs were commonly referred to as SPEs. FIN No. 46 is effective immediately for VIEs created after January 31, 2003. The Company does not expect the interpretation to have a material effect on our financial condition or results of operations.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150, which is effective at the beginning of the first interim period beginning after June 15, 2003, must be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. The statement requires that a financial instrument which falls within the scope of the statement to be classified and measured as a liability. The following financial instruments are required to be classified as liabilities: (1) shares that are mandatorily redeemable, (2) an obligation to repurchase the issuer’s equity shares or one indexed to such an obligation and that requires or may require settlement by transferring assets and (3) the embodiment of an unconditional obligation that the issuer may or may not settle by issuing a variable number of equity shares if, at inception, the monetary value of the obligation is based on certain measurements defined in the statement. The Company does not expect the statement to have a material effect on our financial condition or results of operations.

Note 3 – Mortgage Notes Receivable

     Mortgage notes receivable represent acquisition and development, construction, commercial property, and residential loans. The Company is subject to the risks inherent in finance lending, including the risk of borrower default and bankruptcy. The Company also invests in subordinated or second lien, mortgage loans. As of March 31, 2005, approximately 13.4% of the mortgage notes outstanding balance was second lien mortgages.

     Mortgage notes receivable are stated at the principal outstanding, less the allowance for loan losses. Mortgage notes receivable are generally single-pay notes with interest due monthly, and have an average term of 12 to 18 months.

Acquisition & development loans	$11,492,728
Construction loans	10,567,800
Commercial property loans	500,000
Allowance for loan loss	(40,920)

Mortgage notes receivable (net)	$22,519,608

Note 4 – Allowance for Loan Losses

     Management reviews its allowance for loan loss provision periodically and the Company maintains an allowance for loan losses on its mortgage notes receivable at an amount that management believes is sufficient to protect against potential losses inherent in the loan portfolio. The Company’s actual losses may differ from the estimate. As of March 31, 2005 the Company did not have any past due loans or loans in default.

     A reconciliation of the Company’s allowance for loan losses follows:

Balance, beginning of period	$21,904
Provision for loan loss	19,016

Balance, end of period	$40,920

Note 5 – Stock Based Compensation

     The Board of Directors has adopted the 2004 Stock Incentive Plan of Desert Capital REIT, Inc. (the “Plan”). Directors, officers of the Company or any affiliate of the Company, and individual consultants or advisors are eligible for stock based compensation under the Plan. The Company has authorized 1,000,000 shares of common stock under the Plan. As of March 31, 2005, the Company has granted 20,000 restricted share awards under the Plan. The restricted share awards were granted on September 1, 2004, and there was no stock compensation awarded prior to this date. The fair value of the shares on the grant date were $10 per share, and the shares vest in three equal annual installments. For the three months ended March 31, 2005, $16,667 has been expensed due to stock based compensation.

Note 6 – Income taxes

     Certain portions of our operations are conducted through taxable REIT subsidiaries (“TRS”). Income generated from taxable REIT subsidiaries is subject to federal income taxes. Distributions made to stockholders from income that has previously been taxed will receive “qualified” dividend treatment and be taxable to the stockholders at the current 15% rate. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax base. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     Effective income taxes differ from the amount determined by applying the statutory Federal rate of 35% for the period indicated as follows:

For the three months ended
March 31, 2005
Income taxed at Federal tax rate	$—
Income taxes computed on income of taxable REIT subsidiaries	168,736

Total income taxes	$168,736

     As of March 31, 2005, Desert Capital REIT had estimated federal net operating loss tax carry-forwards of approximately $47,730, which expire in the year 2024. At March 31, 2005, the Company had no deferred income tax assets or liabilities.

Note 7 – Earnings per Share

     Earnings per share is computed in accordance with SFAS No. 128, Earnings Per Share. Basic earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding during each period, inclusive of unvested restricted stock which participates fully in dividends. The Company does not have any potentially dilutive instruments outstanding as of March 31, 2005. Therefore, diluted earnings per share are not presented.

For the three months ended
March 31, 2005
Net income	$697,976
Weighted average number of common shares outstanding	2,547,197

Basic earnings per share	$0.27

Note 8 – Dividends

     The Company declared monthly dividends of $0.075 per share of common stock for January, February, and March, payable to stockholders of record at the close of business on the last day of each month, prorated to the date admitted as a shareholder. Dividends were paid during the quarter on the 14th of January, and the 15th of February and March which totaled $480,446 for the three months ended March 31, 2005. Total dividends declared for the period amounted to $564,677, of that amount $210,500 remained payable on March 31, 2005.

Note 9 – Notes Payable

     As of March 31, 2005, the Company had borrowed $9,000,000 from Beresford Bancorporation, Inc, under a credit facility, up to a maximum of $10,000,000 with notes receivable pledged as collateral against advances. The interest rate on an outstanding balance of $5,000,000 or less is the 10-year treasury yield on the last day of the month, plus 3.00%. The interest rate on any outstanding balance greater the $5,000,000 is a constant 13%. Interest is payable monthly. The note matures February 1, 2006. The interest rate applicable for the month of March was 7.25%. Interest expense for the quarter and interest payable as of March 31, 2005, were $91,818 and $33,274, respectively.

     The Company borrowed $4,095,000 from Bank West of Nevada in February, 2005, to purchase an office building in Henderson, NV. Once improvements are completed on the building it will serve as the corporate headquarters for the Company. Any space that is not utilized by the company will be leased to third parties. The loan has a variable interest rate set at Prime. Prime interest rate as of March 31, 2005 was 5.75%. A construction loan for improvements on the building is also being provided by Bank West of Nevada. Once construction is complete, the two loans will be paid off by a permanent financing loan from Bank West of Nevada.

     As of December 31, 2004, the Company had borrowed approximately $1,322,130 from its advisor, Burton Management Company, Ltd., (“Burton”), a related party. On February 6, 2005, 132,213 shares of the Company’s common stock were issued to Burton as repayment of the note in lieu of cash. The interest rate on the note was equal to the 10-year treasury yield on the last day of the month. Interest expense on the note from January 1, 2005 to February 6, 2005, the date the note was paid off, was $5,585.

Note 10 – Commitments and Related Parties

     The Company has contracted with Burton to serve as Advisor for the Company. Burton oversees the day-to-day operations including asset, liability and capital management. Burton is compensated based upon the advisory agreement that entitles Burton to a base management fee, incentive compensation and reimbursement of expenses. The President and owner of Burton is also the President and Chief Executive Officer of the Company. The annual base management compensation is 1% of the first $200,000,000 of average invested assets plus 0.8% of the average invested assets in excess of $200,000,000, to be paid quarterly. The base management fee expense for the three months ended March 31, 2005 is $48,236 and the base management fee payable to the Burton as of March 31, 2005, is $83,752. The incentive compensation is a tiered percentage of the amount of our net income (taxable income) excluding capital losses, before deducting incentive compensation less a threshold return, which is the net income that would produce an annualized return on our average invested assets equal to the 10-year U.S. Treasury rate plus 1.0%. The tiered percentage is the weighted average of 20% of the first $200,000,000 of average invested assets and 10% of the excess over $200,000,000 of average invested assets. The incentive compensation is calculated quarterly and any positive quarterly incentive amount shall be paid by the Company, along with the base management compensation, within 15 days of receipt of the computations. At the end of the fiscal year, the incentive compensation shall be calculated based upon the net income for the year. If the quarterly payments are less than the annual incentive amount, the Company shall pay Burton the difference. If the quarterly payments were to exceed the annual incentive compensation, Burton will refund the excess to the Company, which will reduce the previously recorded incentive fee expense. Should the Company not have sufficient cash available to pay the quarterly or annual amounts, the Company would either borrow sufficient funds or sell assets to meet these contracted obligations. Incentive compensation for the three months ended March 31, 2005 is $29,023.

     The Company has entered into a three-year agreement with Consolidated Mortgage, Inc., which provides for the right of first offer to purchase all residential mortgage and commercial bridge loans originated by Consolidated Mortgage. The officers of the Company were formerly officers with Consolidated Mortgage.

     The dealer-manager, CMC Financial Services, Inc., directs and oversees the sale of the Company’s equity securities. CMC Financial receives a sales commission and other fees based on the sale of these securities. The dealer-manager is an affiliate of both the Company and Burton, as the president and owner of CMC Financial

Services, Inc. is also the President and Chief Executive Officer of the Company. CMC Financial Services earned sales commissions and marketing support fees of $484,172 and $186,229 respectively for the three months ended March 31, 2005. Of the previous amounts, $197,909 and $76,119 were still payable as of March 31, 2005.

     Through Desert Capital TRS, a wholly owned subsidiary, we entered into an agreement to acquire Consolidated Mortgage on November 10, 2004. The transaction was structured as an installment sale pursuant to which we will acquire the outstanding equity securities of Consolidated Mortgage over time so as to comply with applicable Internal Revenue Code provisions. The initial closing of 25% of the outstanding equity of Consolidated Mortgage occurred on December 7, 2004, following the receipt of certain regulatory approvals from the State of Nevada. We expects to complete the acquisition of all of the equity securities of Consolidated Mortgage by the end of 2005. The purchase price to be paid for Consolidated Mortgage consists of $9,000,000 in cash and 450,000 shares of Desert Capital’s common stock.

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

     We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the events described by our forward-looking events might not occur. We qualify any and all of our forward-looking statements by these cautionary factors. In addition, you should carefully review the risk factors described in other documents we file from time to time with the Securities and Exchange Commission.

General

     Desert Capital REIT, Inc. is a REIT headquartered in Las Vegas, Nevada. We are externally managed and were formed in December 2003 to invest in mortgage loans. We derive our revenues primarily from the receipt of interest payments under loans acquired with our equity capital and borrowed funds. Our principal business objective is to generate net income for distribution to our stockholders from the spread between interest income on our mortgage assets and the costs of financing the acquisition of these assets. We believe that this spread, net of operating expenses, will provide both operating capital and distributable income. Our business depends on our access to external sources of financing at a cost we can absorb while still generating an attractive risk-adjusted return on the loans we acquire using the proceeds of our financings. Our business also depends on our ability to locate suitable investments to keep our capital fully deployed at favorable rates.

     We are currently in the process of purchasing Consolidated Mortgage LLC via our TRS. As of March 31, 2005, we owned 48% of its outstanding equity. Consolidated Mortgage is a mortgage banking concern whose principal business activity is the origination and servicing of 12- to 18-month mortgage loans for us and over 3,000 private investors. Consolidated Mortgage generates origination and servicing fees on its portfolio of approximately $350 million in loans funded by its investor-clients. Due to the short-term nature of these loans, the portfolio turns over every 12 to 18 months as loans are constantly being repaid and new loans are funded, thus generating a significant amount of fee income. Investors typically reinvest their proceeds from loan repayments into new loans.

     We are organized and conduct our operations to qualify as a REIT for U.S. federal income tax purposes, thereby generally avoiding U.S. federal income taxes on our taxable income that we distribute to our stockholders. Certain portions of our operations are conducted through taxable REIT subsidiaries. Income generated from taxable REIT subsidiaries is subject to federal income taxes. Distributions made to stockholders from income that has previously been taxed will receive “qualified” dividend treatment and be taxable to the stockholders at the current 15% rate.

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

     As of March 31, 2005, we had sold approximately 3,005,487 shares of our common stock (“Shares”) for aggregate gross proceeds before Offering costs and selling commissions of approximately $24,035,730. Of these amounts, 20,000 shares or $200,000 of our common stock were sold to our Advisor.

     In connection with the Offering, we incurred approximately $710,345 of costs related to the issuance and distribution of the Shares through the three months ended March 31, 2005. We will continue to incur similar costs in the future as additional shares are sold.

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

     Cash and Cash Equivalents

     All highly liquid investments with original maturities of three months or less are considered to be cash equivalents. The Company places its cash and cash equivalents in high quality financial institutions. The consolidated account balances at each institution periodically exceeds FDIC insurance coverage and the Company believes that this risk is not significant.

     Revenue Recognition

     Interest is accrued monthly on outstanding principal balances unless our Advisor considers the collection of interest to be uncertain. The Company generally considers the collection of interest to be uncertain when loans are contractually past due 90 days or more. Past due status is based on contractual terms of the loan. In all cases, loans are place on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful. All interest accrued but not collected for loans that are placed on nonaccrual or charged off are reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual.

     Organization Expenses

     Organization expenses were expensed as incurred.

     Offering Costs

     Costs attributable to securities offerings are charged against the proceeds of the offerings as a reduction to equity capital. These costs include legal and accounting fees to prepare the securities filing as well as the fees incurred in selling the securities, such as underwriting commissions.

     Property Plant and Equipment

     Property, plant, and equipment are stated at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of the individual assets. There has been no depreciation recorded as of March 31, 2005 because the office building has not been placed into service.

     Investment in Non-Consolidated Affiliates

     Through Desert Capital TRS, a wholly owned subsidiary of the Company, we exchanged 450,000 shares of the Company’s common stock, par value $0.01 per share and $2,000,000 in cash for a 48% interest in Consolidated Mortgage, the operations of which are accounted for using the equity method. Consolidated Mortgage is a mortgage banking concern whose principal business activity is the origination and servicing of 12- to 18-month mortgage loans for us and over 3,000 private investors. Consolidated Mortgage generates origination and servicing fees on its portfolio of approximately $350 million in loans funded by its investor-clients. Due to the short-term nature of these loans, the portfolio turns over every 12- to 18-months as loans are constantly being repaid and new loans are funded, thus generating a significant amount of fee income. Investors typically reinvest their proceeds from loan repayments into new loans.

     Loans

     The Company generally invests in 12- to 18-month mortgage loans to borrowers. Loans are stated at unpaid principal balances, less the allowance for loan losses. A substantial portion of the loan portfolio is represented by mortgage loans throughout Southern Nevada. The ability of the Company’s borrowers to honor their contracts is dependent upon the real estate and general economic conditions in this area.

     Allowance for Loan Losses

     The Company provides a loan allowance related to certain of our mortgage loans. Management monitors the delinquencies and defaults on the underlying mortgages and, if an impairment of the related mortgage security is deemed to be other than temporary, the carrying value of the related mortgage security will be reduced to fair value. The loan loss provision is based on our assessment of numerous factors affecting our portfolio of mortgage assets including, but not limited to, current and projected economic conditions, delinquency status, credit losses to date on underlying mortgages and any remaining credit protection. Loan loss provision estimates are reviewed periodically and adjustments are reported in earnings when they become known.

     Impairment Policy

     The Company has adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”(SFAS No. 144). Impairment is measured on a loan-by-loan basis on the fair value of the related collateral since all loans subject to this measurement are collateral dependent. There were no impairment losses recognized for the three months ended March 31, 2005.

     Income Taxes

     The Company currently does, and intends at all times in the future to qualify as a real estate investment trust (“REIT”) for federal income tax purposes, under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended and applicable Treasury Regulations. Therefore, the Company generally is not subject to federal corporate income taxes if the Company distributes at least 90% of its taxable income to its stockholders. To qualify as a REIT, the Company must elect to be so treated and must meet on a continuing basis certain requirements relating to the Company’s organization, sources of income, nature of assets, and distribution of income to stockholders. The Company also maintains certain records and request certain information from its stockholders designed to disclose actual ownership of its stock in order to maintain REIT status.

     In addition, the Company must satisfy certain gross income requirements annually and certain asset tests at the close of each quarter of its taxable year. If the Company fails to qualify for taxation as a REIT in any taxable year, and the relief provisions do not apply, the Company will be subject to tax on its taxable income at regular corporate rates. Distributions to stockholders in any year in which the Company fails to qualify will not be deductible by the Company nor will they be required to be made. Unless entitled to relief under specific statutory provisions, the Company will also be disqualified from taxation as a REIT for the four taxable years following the year during which qualification was lost.

     Certain portions of our operations are conducted through taxable REIT subsidiaries (“TRS”). Income generated from taxable REIT subsidiaries is subject to federal income taxes. Distributions made to stockholders from income that has previously been taxed will receive “qualified” dividend treatment and be taxable to the stockholders at the current 15% rate. Deferred tax assets and liabilities are recognized for the future tax consequences to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax base. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     Stock Compensation

     The Company accounts for stock-based compensation issued to employees and non-employees using the fair value recognition provisions of SFAS Statement No. 148 “Accounting for Stock-Based Compensation–Transition and Disclosure–An Amendment to FASB Statement No. 123” (FAS 148). The total value of the restricted stock is determined on the grant date, and this amount is expensed over the vesting period using the straight-line method.

Results of Operations

     For the three months ended March 31, 2005, net income was $697,976 or $0.27 per weighted average share outstanding (basic and diluted). For the same period, interest income was approximately $593,470, and was primarily earned from investments in loans secured by real estate. Interest expense on borrowings was $99,164. On July 16, 2004, we commenced a public offering of 20,000,000 shares of common stock. Because we continue to raise equity through our ongoing offering, operating results for the three months ended March 31, 2005 are not indicative of future operating results.

     Operating expenses for the three months ended March 31, 2005 were $359,681.

     Base and incentive advisory fees to the Advisor under the advisory agreement, which were $77,259 for the three months ended March 31, 2005, are based on a percentage of our “average invested assets.” Average invested assets, for these purposes, are calculated monthly and are the average of the aggregate book value of our assets invested, directly or indirectly, in equity interests and in loans secured by real estate, before certain reserves.

     Other expenses for the three months ended March 31, 2005 included $63,167 in expense related to the compensation of our board of directors, $76,500 of insurance expense, consisting of directors’ and officers’ indemnification insurance premiums, and a $19,016 provision for losses to protect against potential losses inherent in our loan portfolio.

     REIT taxable net income is calculated according to the requirements of the Internal Revenue Code, rather than GAAP. The following table reconciles GAAP net income to REIT taxable net income for the three months ended March 31, 2005:

GAAP net income (loss)	$697,976

Adjustments to GAAP net income:

Provision for loan loss	19,016

Net adjustment for TRS income	(272,591)

REIT taxable net income (loss)	$444,401

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

Liquidity and Capital Resources

     At March 31, 2005, we had $4,369,657 of cash to meet our immediate short-term liquidity requirements. We expect that future short-term liquidity requirements will be financed by net cash flow from operations and existing working capital. Operating cash flows are expected to increase as additional loans are added to our portfolio. Cash and cash equivalents increased since December 31, 2004 principally as a result of the increase in net proceeds from the Offering.

     We anticipate that adequate cash will be generated from operations to fund our operating and administrative expenses, continuing debt service obligations, and the payment of dividends in the foreseeable future.

     We paid cash dividends on the 14th of January, and the 15th of February and March which totaled $480,446 for the three months ended March 31, 2005. A dividend in the amount of $0.075 per share of our common stock ($210,500 in the aggregate) was paid on April 15, 2005, to stockholders of record as of March 31, 2005, prorated to the date admitted as a shareholder. In April 2005, Our board of directors approved an increase in the monthly dividend to $0.10 per month which equates to an annual 12% dividend yield on our current offering price of $10 per share. For the three months ended March 31, 2005, we had accrued total distributions of $210,500. Dividends are determined by our board of directors and are dependent on a number of factors, including the amount of funds available for distribution, our financial condition, any decision by our board of directors to reinvest funds rather than to distribute the funds, the annual distribution required to meet REIT status under the Internal Revenue Code and other factors our Board of Directors may deem relevant.

     Cash Flows from Operating Activities. Net cash provided by operating activities was $181,916, which was primarily generated from interest on our mortgage notes receivable. We expect cash flows from operating activities to increase as we continue to invest proceeds from the Offering into mortgage loans.

     Cash Flows used in Investing Activities. Net cash used in investing activities amounted to $12,984,497 relating to the acquisition of new mortgage loans, an office building, and Consolidated Mortgage.

     Cash Flows from Financing Activities. Cash provided by financing activities amounted to $14,796,929 for the three months ended March 31, 2005, consisting of $6,987,223 raised through the Offering (net of offering costs) during the three months ended March 31, 2005, and $8,095,000 in borrowings. For the three months ended March 31, 2005, we paid Offering costs, including selling commissions, investor marketing and due diligence costs and other offering expenses, totaling $461,498. We will continue to incur similar costs in the future as additional shares are sold.

     We currently have a $10,000,000 credit facility that matures in February 2006. Borrowings under our credit facility bear interest at the 10-year Treasury Rate plus 3% for outstanding balances of $5,000,000 of less and 13% for outstanding balances greater than $5,000,000. Depending on market conditions, we may incur debt up to 300% of our net assets. We expect to use borrowings under our credit facility and any future borrowings under other lines of credit with commercial banks to fund or acquire loans secured by real estate. The borrowings under our existing credit facility are, and some or all of our future debt may be, secured by some or all of our assets. If we default in the payment of interest or principal on any such debt, breach any representation or warranty in connection with any borrowing or violate any covenant in any loan document, our lender may accelerate the maturity of such debt requiring us to immediately repay all outstanding principal. If we are unable to make such payment, our lender could foreclose on our assets that are pledged as collateral to that lender. The lender could also sue us or force us into bankruptcy. Any of these events would likely have a material adverse effect on the value of an investment in our common stock. At March 31, 2005 we were in compliance with all the covenants under our credit facility.

     In order to continue to qualify as a REIT and to avoid corporate-level tax on the income we distribute to our stockholders, we are required to distribute at least 90% of our REIT taxable income on an annual basis. Therefore, once the net proceeds we receive from this offering are substantially fully invested, we need to continue to borrow in order to grow our business and acquire additional assets. Our sources of funds will primarily be the net proceeds from this offering, operating cash flows and borrowings. Operating cash flows will consist of interest received on and maturities of mortgage loans and investments. Liquidity will also be generated through lines of credit with commercial banks. We believe that we will continue to be able to obtain financing in amounts and on terms that are acceptable to us and consistent with our business strategy. We believe that these cash resources will be sufficient to satisfy our immediate liquidity requirements, and we do not anticipate a need to raise funds from other than these sources within the next 12 months.

     Our income calculated for tax purposes differs from income calculated in accordance with GAAP. The primary reason for the difference is because the financial statements of the REIT and its taxable REIT subsidiaries are consolidated for GAAP purposes while they are not consolidated for tax purposes. The distinction between taxable income and GAAP income is important to our stockholders because distributions are declared on the basis of REIT taxable income. While we generally will not be required to pay income taxes on our REIT taxable income as long as we satisfy the REIT provisions on the Internal Revenue Code, each year we will be required to complete a U.S. federal income tax return wherein taxable income is calculated. This taxable income level will determine the minimum level of distribution we must pay to our stockholders.

     Our advisory agreement with our Advisor requires us to pay incentive compensation on a quarterly basis to our Advisor based on the application of the incentive compensation formula at the end of each quarter. Because we will be paying out at least 90% of our REIT taxable income to stockholders on a quarterly basis, we may not have sufficient cash at the end of a particular quarter to pay the incentive fee, which would require us to borrow under our credit facility, if any, or sell assets to meet the contractual obligation. In addition, it is possible that our liquidity may be further impaired if we generate substantial net income in the first three quarters of a fiscal year and have a significant drop off in the fourth quarter because will not be reimbursed for the over payment to our Advisor until year-end. Nevertheless, our total annual operating expenses, including the incentive compensation payable to the Advisor, will not exceed the greater of 2% of average invested assets or 25% of our net income, unless specifically approved by our independent directors.

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

Item 4. Controls and Procedures

     As of the end of the period covered by this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of the end of the period covered by this report. There has been no change in the Company’s internal control over financial reporting identified in connection with the evaluation described above that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     On January 1, 2005, the Company issued 112,500 shares of its common stock to Second James Inc. in exchange for 8.3% of the outstanding equity of Consolidated Mortgage. On February 6, 2005, the Company issued 132,213 shares of its common stock to Burton Management, Our Advisor, to pay off a loan. These preceding two transactions are exempt under section 4(2) of the Securities Act, as a transaction not involving a public offering.

     Desert Capital REIT’s Form S-11 Registration Statement, File No. 333-111643, registering the sale of up to 22,000,000 shares of Desert Capital’s common stock, was declared effective by the Securities and Exchange Commission on July 16, 2004. The offering commenced on July 16, 2004. The offering is a “best efforts” offering, and as of the date of the filing of this Form 10-Q, the offering is continuing. The dealer-manager for the offering is CMC Financial Services, Inc. The offering price is $10.00 per share, with discounts and commissions payable to the dealer-manager equaling $0.90 per share. The aggregate price of the 22,000,000 shares of common stock registered is $220,000,000. As of May 10, 2005, Desert Capital has sold 3,209,320 shares with an aggregate offering price of $26,071,070.

From January 1, 2005 through March 31, 2005, Desert Capital has incurred offering costs of $710,347, consisting of $670,392 in commissions to CMC Financial Services, Inc., the dealer-manager, and $39,956 for legal, accounting, and filing fees. Todd B. Parriott, the Chairman of the Board and Chief Executive Officer of Desert Capital is a director and principal of CMC Financial Services, Inc. The net offering proceeds to Desert Capital REIT after deducting total offering expenses as of March 31, 2005 are $20,627,385.

Item 5. Other Information

None.

Item 6. Exhibits

a) Exhibits

31.1 – Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2 – Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1 – Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DESERT CAPITAL REIT, INC.

May 16, 2005	/s/ TODD B. PARRIOTT

Todd B. Parriott,
Chairman of the Board, Chief Executive
Officer, President and Chief Investment
Officer
(Principal Executive Officer)

May 16, 2005	/s/ JONATHAN G. ARENS

Jonathan G. Arens,
Chief Financial Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1 –	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2 –	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1 –	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

* Filed herewith

** Furnished herewith