Form 10-Q
period 2005-06-30
DESERT CAPITAL REIT INC
filed 2005-08-15
CIK 1274055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From ___ to ___
____________________

Commission File Number 333-111643
DESERT CAPITAL REIT, INC.
(Exact Name of Registrant as specified in its charter)

Maryland	20-0495883
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
1291 Galleria Drive, Suite 200, Henderson, NV 89014
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
Yes ☑   No ☐
The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of August 5, 2005, was 4,875,386.

DESERT CAPITAL REIT, INC.
FORM 10-Q
For the Quarter Ended June 30, 2005

Item 1.  Consolidated Financial Statements
DESERT CAPITAL REIT, INC.
Consolidated Balance Sheets

	June 30, 2005	December 31, 2004
	(unaudited)
ASSETS
Mortgage investments — net	$27,499,962	$17,217,116
Goodwill	8,396,108	—
Building and equipment — net	7,584,478	180,000
Land	1,820,000	—
Cash	10,099,604	2,375,309
Investment in subsidiary	—	3,501,047
Other	403,300	281,882

Total assets	$55,803,453	$23,555,354

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$1,669,312	$450,227
Notes payable	16,586,399	6,322,139

Total liabilities	18,255,710	6,772,366

Minority interest	942,309	—
Preferred stock, $0.01 par value: 15,000,000 shares authorized, none outstanding	—	—
Common stock, $0.01 par value: 100,000,000 shares authorized; 4,252,962, and 1,996,386 shares issued and outstanding on June 30, 2005, and December 31, 2004, respectfully	42,530	19,964
Additional paid-in capital	36,548,043	16,782,200
Retained earnings	14,860	(19,176)

Total stockholders’ equity	36,605,433	16,782,988

Total liabilities and stockholders’ equity	$55,803,453	$23,555,354

See accompanying notes to financial statements.

DESERT CAPITAL REIT, INC.
Consolidated Statements of Operations
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
INTEREST INCOME:
Mortgage notes receivable	$863,445	—	$1,544,381	—
Other interest	40,228	—	73,803	—

Total interest income	903,673	—	1,618,184	—

INTEREST EXPENSE:
Interest expense	262,417	—	501,306	—

Total interest expense	262,417	—	501,306	—

Net interest income	641,256	—	1,116,878	—
Provision for loan losses	8,590	—	27,606	—

Net interest income after provision for loan loss	632,666	—	1,089,272	—

NON-INTEREST INCOME:
Loan brokerage fees	2,554,319	—	5,419,450	—
Service and other loan fees	812,178	—	1,364,803	—
Other	64,834	—	66,631	—

Total non-interest income	3,431,331	—	6,850,884	—

NON-INTEREST EXPENSE:
Compensation and payroll	530,565	48,000	937,454	48,000
Management fees	888,741	—	1,745,774	—
Professional fees	511,990	—	984,804	—
Insurance	116,146	—	229,131	—
Other	275,004	16,856	623,834	16,856

Total non-interest expense	2,322,446	64,856	4,520,997	64,856

Net income before taxes	1,741,550	(64,856)	3,419,159	(64,856)

Income tax expense	193,279	—	362,016	—

Income before minority interest	1,548,271	(64,856)	3,057,143	(64,856)
Income allocated to minority interest	624,461	—	1,435,357	—

Net income	$923,810	(64,856)	$1,621,786	(64,856)

Net earnings (loss) per share — basic and diluted	0.27	(3.24)	0.54	(3.24)

Dividends declared per share	0.29	—	0.53	—
See accompanying notes to financial statements.

DESERT CAPITAL REIT, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months
	Ended June 30,
	2005	2004
OPERATING ACTIVITIES
Net income (loss)	$1,621,786	$(64,856)
Adjustments to reconcile net income (loss) to net cash
Depreciation	32,758	—
Minority interest	1,435,357	—
Stock based compensation	33,333	—
Provision for loan loss	27,606	—
Net change in
Other assets	(119,418)	—
Accounts payable	(12,959)	—

Net cash provided by operating activities	3,018,464	(64,856)

INVESTING ACTIVITIES
Investment in subsidiary (net of cash received of $1,039,908)	(2,460,093)	—
Increase in mortgage notes receivable	(7,721,912)	—
Acquisition of land	(1,820,000)
Acquisition of building and equipment	(7,175,725)	—

Net cash used by investing activities	(19,177,730)	—

FINANCING ACTIVITIES
Increase in borrowings	9,012,859	214,557
Issuance of common stock	19,618,702	—
Dividends on common stock	(826,566)	—
Dividends to minority interest	(1,440,893)	—
Offering costs paid	(2,480,541)	(281,181)

Net cash provided by financing activities	23,883,561	(66,624)

Net increase in cash	7,724,295	(131,480)
Cash at beginning of period	2,375,309	182,202

Cash at end of period	$10,099,604	$50,722

Cash paid for interest	$579,535	$—
Cash paid for taxes	29,085	—

Supplemental schedule of non-cash investing and financing

Common stock issued in exchange for interest in subsidiary	$1,125,000	$—
Common stock issued as repayment of indebtedness	1,322,139	—
Common stock issued for dividend reinvestment program	499,925	—
Common stock dividends declared but not paid	387,528	—
Offering costs incurred but not paid	$388,850	$—
See accompanying notes to financial statements.

DESERT CAPITAL REIT, INC.
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Common	Common Stock	Additional Paid-in
	Stock Shares	Par Value	Capital	Retained Earnings	Total
Balance at December 31, 2004	1,996,386	$19,964	$16,782,200	$(19,176)	$16,782,988

Issuance of common stock	2,256,576	22,566	22,543,194		22,565,760

Stock based compensation	—	—	33,334	—	33,334

Dividends on common stock	—	—	—	(1,587,750)	(1,587,750)

Offering costs	—	—	(2,810,685)	—	(2,810,685)

Net income (loss)	—	—	—	1,621,786	1,621,786

Balance at June 30, 2005	4,252,962	$42,530	$36,548,043	$14,860	$36,605,433
See accompanying notes to financial statements.

Desert Capital REIT, INC.
Notes to Consolidated Financial Statements
June 30, 2005
(Unaudited)
Note 1 - Description of Business and Basis of Presentation
     Desert Capital REIT, Inc. (the “Company”), was organized and incorporated under the laws of the state of Maryland in December 2003. The Securities and Exchange Commission (“SEC”) declared the Company’s Registration Statement on Form S-11 effective on July 16, 2004. The Company incurred organizational costs prior to the registration statement becoming effective; however, principal business activity did not begin until July 16, 2004.
     The Company is a mortgage real estate investment trust, and its principal business activity is financing and investing in mortgage loans, including acquisition and development loans, construction loans, commercial property loans, and residential loans. The Company funds these investments through equity capital and leverage. Certain portions of our operations are conducted through our taxable REIT subsidiary (TRS). Income generated by our TRS is subject to federal income taxes at C corporation rates. Distributions made to stockholders from TRS generated income that has previously been taxed will receive “qualified” dividend treatment and be taxable to the stockholders at the current 15% rate.
     On November 10, 2004, the Company entered into an agreement to acquire Consolidated Mortgage LLC for $13.5 million, consisting of 450,000 shares of the Company’s common stock and $9 million in cash. The acquisition was structured as an installment sale, and as of June 30, 2005, the Company owned 59% of the equity of Consolidated Mortgage. Consolidated Mortgage is a mortgage broker whose principal business activity is the origination and servicing of 12- to 18-month mortgage loans for us and over 3,000 private investors. Consolidated Mortgage generates origination and servicing fees on the approximately 540 loans totaling $340 million of loans funded by its investor-clients. The Company believes that ownership of the loan origination and servicing company will supply it with adequate loans to continually invest capital as well as a strong cash flow. The purchase price results in recognition of goodwill because Consolidated Mortgage generates substantial earnings from a relatively small amount of assets, and the purchase price was derived from the earnings stream. The results of operations of Consolidated Mortgage are included in the consolidated statement of operations of the company as of January 1, 2005.
     The following amounts were assigned to each major asset and liability caption of Consolidated Mortgage on the acquisition dates:

April 1,
2005
Assets

Cash	$562,349
Mortgage investments	1,392,217
Equipment	167,320
Goodwill	7,843,367

Total assets	$9,965,254

Liabilities

Accounts payable and accrued expenses	$581,887
Notes payable	1,383,367

Total liabilities	$1,965,254

Total purchase price as of June 30, 2005	$8,000,000

     As of June 30, 2005, $8,396,108 of goodwill has been recorded, which includes $552,741 of the minority interest in the original goodwill, as a result of the purchase of Consolidated Mortgage.
     The consolidated financial statements presented in this Form 10-Q include the accounts of the Company, and its wholly or majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
     The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements, although management believes that the disclosures presented herein are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the quarter ended June 30, 2005 are not necessarily indicative of results that may be expected for the entire year ending December 31, 2005. These financial statements should be read in conjunction with the financial statements and notes included in the Company’s financial statements for the year ended December 31, 2004, as filed in Form 10-K.
Note 2 - Summary of Significant Accounting Policies
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
Revenue Recognition
     Interest is accrued monthly on outstanding principal balances unless the Company considers the collection of interest to be uncertain. The Company generally considers the collection of interest to be uncertain when loans are contractually past due 90 days or more. Past due status is based on contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful. All interest accrued but not collected for loans that are placed on nonaccrual or charged off are reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method until qualifying for return to accrual.
     Loan brokerage fees are recognized as income upon funding of the loans. Service and other loan fees are recognized upon collection.
Organization Expenses
     Organization expenses were expensed as incurred.

Offering Costs
     Costs attributable to securities offerings are charged against the proceeds of the offerings as a reduction to equity capital. These costs include legal and accounting fees to prepare the securities filing as well as the fees incurred in selling the securities, such as broker commissions.
Property, Plant and Equipment
     Property, plant and equipment are stated at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of the individual assets.
Loans
     The Company generally invests in 12- to 18-month mortgage loans to borrowers. Loans are stated at unpaid principal balances, less the allowance for loan losses. Ninety percent of the loan portfolio consists of mortgage loans throughout Southern Nevada and the remaining 10% consists of loans throughout Arizona. The ability of the Company’s borrowers to pay the notes is dependent upon the real estate and general economic conditions in this area.
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
Impairment Policy
     The Company has adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144). Impairment is measured on a loan-by-loan basis on the fair value of the related collateral since all loans subject to this measurement are collateral dependent. There were no impairment losses recognized for the three months ended June 30, 2005.
Goodwill
     The Company has adopted Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (SFAS 142), which requires that goodwill be tested for impairment at least annually. The Company has determined that goodwill was not impaired on June 30, 2005.
Income Taxes
     The Company currently qualifies, and intends at all times in the future to qualify, as a real estate investment trust (“REIT”) for federal income tax purposes, under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, and applicable Treasury Regulations. Therefore, the Company generally is not subject to federal corporate income taxes to the extent of distributions if the Company distributes at least 90% of its taxable income to its stockholders. To qualify as a REIT, the Company must elect to be so treated and must meet on a continuing basis certain requirements relating to the Company’s organization, sources of income, nature of assets, and distribution of income to stockholders. The Company also maintains certain records and may request certain information from its stockholders designed to disclose actual ownership of its stock in order to maintain REIT status.
     In addition, the Company must satisfy certain gross income requirements annually and certain asset tests at the close of each quarter of its taxable year. If the Company fails to qualify for taxation as a REIT in any taxable year, and the relief provisions do not apply, the Company will be subject to tax on its taxable income at regular corporate rates. Distributions to stockholders in any year in which the Company fails to qualify will not be deductible by the Company nor will they be required to be made. Unless entitled to relief under specific statutory provisions, the Company will also be disqualified from taxation as a REIT for the four taxable years following the year during which it failed to qualify.
     Certain portions of our operations are conducted through our TRS. Income generated from taxable REIT our TRS is subject to federal income taxes at C corporation rates. Distributions made to stockholders from income generated by our TRS will receive “qualified” dividend treatment and be taxable to the stockholders at the current 15% rate. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax base. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
Stock Compensation
     The Company accounts for stock-based compensation issued to employees and non-employees using the fair value recognition provisions of SFAS Statement No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure—An Amendment to FASB Statement No. 123” (FAS 148). The total value of the restricted stock is determined on the grant date, and this amount is expensed over the vesting period using the straight-line method.
Recent Accounting Developments
     In March 2004, the SEC released SAB 105, “Application of Accounting Principles to Loan Commitments,” providing guidance on how to account for a commitment to purchase a mortgage loan prior funding the loan. SAB 105 requires that these commitments be recorded at fair value with changes in fair value recognized in current earnings and was intended to eliminate the diversity in industry practice that existed relating to the accounting for loan commitments. SAB 105 is effective for loan commitments entered into after March 31, 2004. The Company does not expect the interpretation to have a material effect on our financial condition or results of operations.
     In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued SOP 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” SOP 03-3 addresses the accounting for acquired impaired loans, which are loans that show evidence of having deteriorated in terms of credit quality since their origination. SOP 03-3 is effective for loans acquired after December 31, 2004. The Company does not expect the interpretation to have a material effect on our financial condition or results of operations.
     In June 2004, the FASB issued EITF 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-01 requires an investor to determine when an investment is considered impaired, evaluate whether that impairment is other than temporary, and, if the impairment is other than temporary, recognize an impairment loss equal to the difference between the investment’s cost and its fair value. The guidance also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The impairment loss recognition and measurement guidance was to be applicable to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. In September 2004, the FASB proposed additional guidance related to debt securities that are impaired because of interest rate and/or sector spread increases, and delayed the effective date of EITF 03-01. The Company does not expect the interpretation to have a material effect on our financial condition or results of operations.
     In December 2004, the FASB published SFAS 123(R) entitled “Share-Based Payment.” It requires all public companies to report share-based compensation expense at the grant date fair value of the related share-based awards. We are required to adopt the provisions of the standard effective for periods beginning after June 15, 2005. The Company does not expect the interpretation to have a material effect on our financial condition or results of operations.
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
Note 3 - Mortgage Notes Receivable
     Mortgage notes receivable represent acquisition and development, construction, commercial property, and residential loans. The Company is subject to the risks inherent in finance lending, including the risk of borrower default and bankruptcy. The Company also invests in subordinated or second lien, mortgage loans. As of June 30, 2005, approximately 11.4% of the principal balance of the outstanding mortgage notes was secured by second liens.

     Mortgage notes receivable are stated at the principal outstanding, less the allowance for loan losses. Mortgage notes receivable are generally single-pay notes with interest due monthly, and have an average term of 12- to 18-months.

Acquisition & development loans	$13,635,336
Construction loans	13,845,536
Commercial property loans	68,600
Allowance for loan loss	(49,510)

Mortgage notes receivable (net)	$27,499,962

Note 4 - Allowance for Loan Losses
     Management reviews the Company’s allowance for loan loss provision periodically, and the Company maintains an allowance for loan losses on its mortgage notes receivable at an amount that management believes is sufficient to protect against potential losses in the loan portfolio. The Company’s actual losses may differ from the estimate. As of June 30, 2005, approximately 2.2% of the aggregate principal balance of the Company’s mortgage notes receivable was in default. Management believes that all principal will be recovered on the defaulted amounts and, therefore, no losses have been recognized in the period.
     A reconciliation of the Company’s allowance for loan losses follows:

Balance, December 31, 2004	$21,904
Provision for loan loss	27,606

Balance, June 30, 2006	$49,510

The provision for loan loss was $8,590 and $27,606 for the three and six months ended June 30, 2005, respectively.
Note 5 - Stock Based Compensation
     The Board of Directors has adopted the 2004 Stock Incentive Plan of Desert Capital REIT, Inc. (the “Plan”). Directors, officers of the Company or any affiliate of the Company, and individual consultants or advisors are eligible for stock based compensation under the Plan. The Company has authorized 1,000,000 shares of common stock under the Plan. As of June 30, 2005, the Company has granted awards for 20,000 restricted shares under the Plan. The restricted share awards were granted on September 1, 2004, and there was no stock compensation awarded prior to this date. The fair value of the shares on the grant date was $10 per share, and the shares vest in three equal annual installments, commencing on the first anniversary of issuance. For the three months ended June 30, 2005, $16,667 has been expensed due to stock based compensation.
Note 6 - Building and Equipment
     Building and equipment consisted of the following at June 30, 2005:

Building	6,760,288
Equipment	244,276
Furniture and fixtures	650,585
Software	206,611

7,861,760

Less accumulated depreciation	277,282

7,584,478

Depreciation expense was $15,849 and $32,758 for the three and six months ended June 30, 2005, respectively.
Note 7 - Income taxes
     Certain portions of our operations are conducted through our TRS. Income generated from our TRS is subject to federal income taxes at C corporation rates. Distributions made to stockholders from income generated by our TRS will receive “qualified” dividend treatment and be taxable to the stockholders at the current 15% rate.

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
     Effective income taxes differ from the amount determined by applying the statutory Federal rate of 35% for the period indicated as follows:

For the three months ended
June 30, 2005
Income taxed at Federal tax rate	$—
Income taxes computed on income of taxable REIT subsidiaries	193,279

Total income taxes	$193,279

     As of June 30, 2005, Desert Capital REIT had estimated federal net operating loss tax carry-forwards of approximately $47,730, which expire in the year 2024. At June 30, 2005, the Company had no deferred income tax assets or liabilities.
Note 8 - Earnings per Share
     Earnings per share is computed in accordance with SFAS No. 128, Earnings Per Share. Basic earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding during each period, inclusive of unvested restricted stock which participates fully in dividends. The Company does not have any potentially dilutive instruments outstanding as of June 30, 2005. Therefore, diluted earnings per share are not presented.

For the three months ended
June 30, 2005
Net income	$923,810
Weighted average number of common shares outstanding	3,475,763

Basic earnings per share	$0.27

Note 9 - Dividends
     The Company declared monthly dividends of $0.10 per share of common stock for April, May, and June, payable to stockholders of record at the close of business on the last day of each month, prorated to the date admitted as a stockholder. The monthly dividends for each of the three months ended March 31, 2005 were $0.075 per share. Total dividends declared for the three and six months ended June, 30, 2005 were $1,023,072 and $1,587,750, respectively. Dividends of $387,528, remained payable as of June 30, 2005.
Note 10 - Notes Payable
     As of June 30, 2005, the Company had borrowed $11,432,472 from Beresford Bancorporation, Inc, under a credit facility which is secured by the Company’s notes receivable. The interest rate on an outstanding balance of $5,000,000 or less is the 10-year treasury yield on the last day of the month, plus 3.00%. The interest rate on any outstanding balance greater the $5,000,000 is a constant 13%. Interest is payable monthly. The note matures February 1, 2006. The variable interest rate applicable for the month of June was 7.0%. Interest expense for the quarter and interest payable as of June 30, 2005, were $238,488 and $71,688, respectively.

     The Company has borrowed $5,153,927 from Bank West of Nevada to purchase and complete an office building in Henderson, NV. The building will serve as the corporate headquarters for the Company once improvements are complete. Any space that is not utilized by the Company will be leased to third parties. The loan has a variable interest rate set at prime. This prime interest rate as of June 30, 2005 was 6.25%. A construction loan for improvements on the building is also being provided by Bank West of Nevada. Once construction is complete, the two loans will be paid off by a permanent financing loan from Bank West of Nevada.
Note 11 - Commitments and Related Parties
     The Company has contracted with Burton Management Company Ltd., (Burton), to serve as advisor for the Company. Burton oversees the day-to-day operations including asset, liability and capital management. The Company has no employees. In lieu of paying salaries to its officers, the Company compensates Burton pursuant to an advisory agreement that entitles Burton to a base management fee, incentive compensation and reimbursement of expenses. The officers and owners of Burton are also the executive officers of the Company. The annual base management compensation is 1% of the first $200,000,000 of average invested assets plus 0.8% of the average invested assets in excess of $200,000,000, to be paid quarterly. The base management fee expense for the three months ended June 30, 2005 is $56,640 and the base management fee payable to the Burton as of June 30, 2005, is $20,434. The incentive compensation is a tiered percentage of the amount of our net income (taxable income) excluding capital losses, before deducting incentive compensation less a threshold return, which is the net income that would produce an annualized return on our average invested assets equal to the 10-year U.S. Treasury rate plus 1.0%. The tiered percentage is the weighted average of 20% of the first $200,000,000 of average invested assets and 10% of the excess over $200,000,000 of average invested assets. The incentive compensation is calculated quarterly and any positive quarterly incentive amount shall be paid by the Company, along with the base management compensation, within 15 days of receipt of the computations. At the end of the fiscal year, the incentive compensation shall be calculated based upon the net income for the year. If the quarterly payments are less than the annual incentive amount, the Company shall pay Burton the difference. If the quarterly payments were to exceed the annual incentive compensation, Burton will refund the excess to the Company, which will reduce the previously recorded incentive fee expense. Should the Company not have sufficient cash available to pay the quarterly or annual amounts, the Company would either borrow sufficient funds or sell assets to meet these contracted obligations. Incentive compensation for the three months ended June 30, 2005 is $70,262.
     At the time the Company entered into its agreement to acquire Consolidated Mortgage, Burton had a management agreement in place with Consolidated Mortgage, pursuant to which Burton is paid a management fee equal to 33% of Consolidated Mortgage’s pre-tax net income. The fee is calculated and paid monthly. The amount payable by Consolidated Mortgage under this agreement for the three months ended June 30, 2005 was $761,838.
     The dealer-manager of the Company’s offering of common stock, CMC Financial Services, Inc., directs and oversees the sale of the Company’s equity securities. CMC Financial receives a marketing support fee and sales commissions based on the number of shares of common stock sold. The dealer-manager is an affiliate of both the Company and Burton, because the owners of CMC Financial are also the executive officers of the Company. CMC Financial earned sales commissions and marketing support fees of $791,084 and $304,249 respectively for the three months ended June 30, 2005. Of the previous amounts, $197,909 and $76,119 were still payable as of June 30, 2005.
     CMC Financial Services also has an agreement in place with Consolidated Mortgage to provide investors for loans brokered and serviced by Consolidated Mortgage for a fee equal to 25 basis points of every dollar raised. The fee is calculated and paid monthly. The Company expensed $239,338 for the quarter under this agreement.
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
General
     Desert Capital REIT, Inc. is a REIT headquartered in Henderson, Nevada. We are externally managed and were formed in December 2003 to invest in mortgage loans. We derive our revenues primarily from the receipt of interest payments under loans acquired with our equity capital and borrowed funds. Our principal business objective is to generate net income for distribution to our stockholders from the spread between interest income on our mortgage assets and the costs of financing the acquisition of these assets. We believe that this spread, net of operating expenses, will provide both operating capital and distributable income. Our business depends on our access to external sources of financing at a cost we can absorb while still generating an attractive risk-adjusted return on the loans we acquire using the proceeds of our financings. Our business also depends on our ability to locate suitable investments to keep our capital fully deployed at favorable rates.
     We are currently in the process of purchasing Consolidated Mortgage LLC through Desert Capital TRS, Inc., our wholly-owned subsidiary which has elected to be taxed as a taxable REIT subsidiary. As of June 30, 2005, we own 59% of the outstanding equity of Consolidated Mortgage. Consolidated Mortgage generates origination and servicing fees on approximately $340 million in loans funded by its investor-clients. Due to the short-term nature of the loans originated by Consolidated Mortgage, the portfolio turns over every 12- to 18-months as loans are repaid and new loans are funded, thus generating recurring fee income. Investors have historically generally reinvested their proceeds from loan repayments into new loans. We believe the acquisition of Consolidated Mortgage will enhance our ability to pay dividends because of the additional revenue we receive from distributions of fee revenues generated by Consolidated Mortgage.
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
     As of June 30, 2005, we had sold 4,252,962 shares of our common stock (“Shares”) for aggregate gross proceeds before Offering costs and selling commissions of $36,697,407. Of this amount, 20,000 Shares were sold to our advisor.
     In connection with the Offering, we incurred approximately $2,100,340 of costs related to the issuance and distribution of the Shares through the three months ended June 30, 2005. We continue to incur similar costs as additional shares are sold.
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
Revenue Recognition
     Interest is accrued monthly on outstanding principal balances unless the collection of interest is uncertain. The Company generally considers the collection of interest to be uncertain when loans are contractually past due 90 days or more. Past due status is based on contractual terms of the loan. In all cases, loans are place on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful. All interest accrued but not collected for loans that are placed on nonaccrual or charged off are reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual.
     Loan brokerage fees are recognized as income upon funding of the loans. Service and other loan fees are recognized upon collection.
Offering Costs
     Costs attributable to securities offerings are charged against the proceeds of the offerings as a reduction to equity capital. These costs include legal and accounting fees to prepare the securities filing as well as the fees incurred in selling the securities, such as underwriting commissions.
Loans
     The Company generally invests in 12- to 18-month mortgage loans to borrowers. Loans are stated at unpaid principal balances, less the allowance for loan losses. Ninety percent of the loan portfolio is represented by mortgage loans throughout Southern Nevada and the remaining 10% is represented by loans throughout Arizona. The ability of the Company’s borrowers to honor their contracts is dependent upon the real estate and general economic conditions these areas.
Allowance for Loan Losses
     The Company provides a loan allowance related to certain of our mortgage loans. Management monitors the delinquencies and defaults on the underlying mortgages and, if an impairment of the related mortgage security is deemed to be other than temporary, the carrying value of the related mortgage security is reduced to fair value. The loan loss provision is based on our assessment of numerous factors affecting our portfolio of mortgage assets including, but not limited to, current and projected economic conditions, delinquency status, credit losses to date on underlying mortgages and any remaining credit protection. Loan loss provision estimates are reviewed periodically and adjustments are reported in earnings when they become known.
Impairment Policy
     The Company has adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144). Impairment is measured on a loan-by-loan basis on the fair value of the related collateral since all loans subject to this measurement are collateral dependent. There were no impairment losses recognized for the three months ended June 30, 2005.
Income Taxes
     The Company currently qualifies, and intends at all times in the future to qualify, as a real estate investment trust (“REIT”) for federal income tax purposes, under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, and applicable Treasury Regulations. Therefore, the Company generally is not subject to federal corporate income taxes to the extent of distributions if the Company distributes at least 90% of its taxable income to its stockholders. To qualify as a REIT, the Company must elect to be so treated and must meet on a continuing basis certain requirements relating to the Company’s organization, sources of income, nature of assets, and distribution of income to stockholders. The Company also maintains certain records and may request certain information from its stockholders designed to disclose actual ownership of its stock in order to maintain REIT status.
     In addition, the Company must satisfy certain gross income requirements annually and certain asset tests at the close of each quarter of its taxable year. If the Company fails to qualify for taxation as a REIT in any taxable year, and the relief provisions do not apply, the Company will be subject to tax on its taxable income at regular corporate rates. Distributions to stockholders in any year in which the Company fails to qualify will not be deductible by the Company nor will they be required to be made. Unless entitled to relief under specific statutory provisions, the Company will also be disqualified from taxation as a REIT for the four taxable years following the year during which it failed to qualify.
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
Results of Operations
     For the three months ended June 30, 2005, net income was $923,810 or $0.27 per weighted average share outstanding (basic and diluted). For the same period, interest income was approximately $903,673, and was primarily earned from investments in loans secured by real estate. Interest expense on borrowings was $262,417. On July 16, 2004, we commenced a public offering of 20,000,000 shares of common stock. Because we continue to raise equity through our ongoing offering, operating results for the three months ended June 30, 2005 are not indicative of future operating results.
     Operating expenses for the three months ended June 30, 2005 were $2,322,446.
     Base and incentive advisory fees to Burton under the advisory agreement, which were $888,740 for the three months ended June 30, 2005, are based on a percentage of our “average invested assets.” Average invested assets, for these purposes, are calculated monthly and are the average of the aggregate book value of our assets invested, directly or indirectly, in equity interests and in loans secured by real estate, before certain reserves.

     REIT taxable net income is calculated according to the requirements of the Internal Revenue Code, rather than GAAP. The following table reconciles GAAP net income to REIT taxable net income for the three months ended June 30, 2005:

GAAP net income (loss)	$923,810

Adjustments to GAAP net income:
Provision for loan loss	8,590
Net adjustment for TRS income	(230,891)

REIT taxable net income (loss)	$701,509

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
Liquidity and Capital Resources
     At June 30, 2005, we had $10,099,604 of cash to meet our immediate short-term liquidity requirements. We expect that future short-term liquidity requirements will be financed by net cash flow from operations and existing working capital. Operating cash flows are expected to increase as additional loans are added to our portfolio and as additional loans are originated and serviced. Cash and cash equivalents increased since December 31, 2004 principally as a result of the increase in net proceeds from the Offering.
     We anticipate that adequate cash will be generated from operations to fund our operating and administrative expenses, continuing debt service obligations, and the payment of dividends in the foreseeable future.
     We paid cash dividends on the 15th of April, May, and June and which totaled $846,045 for the three months ended June 30, 2005. A dividend in the amount of $0.10 per share of our common stock ($387,528 in the aggregate) was paid on July 15, 2005, to stockholders of record as of June 30, 2005, prorated to the date admitted as a stockholder. In April 2005, our board of directors approved an increase in the monthly dividend to $0.10 per month which equates to an annual 12% dividend yield on our current offering price of $10 per share. For the three months ended June 30, 2005, we had declared total dividends of $1,023,073. The monthly dividends for each of the three months ended March 31, 2005 was $0.075 per share. Dividends are determined by our board of directors and are dependent on a number of factors, including the amount of funds available for distribution, our financial condition, any decision by our board of directors to reinvest funds rather than to distribute the funds, the annual distribution required to meet REIT status under the Internal Revenue Code and other factors our Board of Directors may deem relevant.
     Cash Flows from Operating Activities. Net cash provided by operating activities for the six months ended June 30, 2005, was $3,018,464, which was primarily generated from interest on our mortgage notes receivable and fees generated from originating and servicing loans. We expect cash flows from operating activities to increase as we continue to invest proceeds from the Offering into mortgage loans.
     Cash Flows used in Investing Activities. Net cash used in investing activities amounted to $19,177,730 for the six months ended June 30, 2005, relating to the acquisition of new mortgage loans, an office building, and Consolidated Mortgage.
     Cash Flows from Financing Activities. Cash provided by financing activities amounted to $23,883,561 for the six months ended June 30, 2005, consisting of $19,618,702 raised through the Offering during the six months ended June 30, 2005, and $9,012,859 in borrowings. For the six months ended June 30, 2005, we paid Offering costs, including selling commissions, investor marketing and due diligence costs and other offering expenses, totaling $2,480,501. We continue to incur similar costs as additional shares are sold.
     We currently have a credit facility that matures in February 2006. Borrowings under our credit facility bear interest at the 10-year Treasury Rate plus 3% for outstanding balances of $5,000,000 of less and 13% for outstanding balances greater than $5,000,000. Depending on market conditions, we may incur debt up to 300% of our net assets. We expect to use borrowings under our credit facility and any future borrowings under other lines of credit with commercial banks to fund or acquire loans secured by real estate. The borrowings under our existing credit facility are, and some or all of our future debt may be, secured by some or all of our assets. If we default in the payment of interest or principal on any such debt, breach any representation or warranty in connection with any borrowing or violate any covenant in any loan document, our lender may accelerate the maturity of such debt requiring us to immediately repay all outstanding principal. If we are unable to make such payment, our lender could foreclose on our assets that are pledged as collateral to that lender. The lender could also sue us or force us into bankruptcy. Any of these events would likely have a material adverse effect on the value of an investment in our common stock. At June 30, 2005 we were in compliance with all the covenants under our credit facility.
     In order to continue to qualify as a REIT and to avoid corporate-level tax on the income we distribute to our stockholders, we are required to distribute at least 90% of our REIT taxable income on an annual basis. Therefore, once the net proceeds we receive from this offering are substantially fully invested, we need to continue to borrow in order to grow our business and acquire additional assets. Our sources of funds are primarily the net proceeds from this offering, operating cash flows and borrowings. Operating cash flows consist of fees and interest received on mortgage loans and investments. Liquidity is also generated through lines of credit with commercial banks. We believe that we will continue to be able to obtain financing in amounts and on terms that are acceptable to us and consistent with our business strategy. We believe that these cash resources are sufficient to satisfy our immediate liquidity requirements, and we do not anticipate a need to raise funds from other than these sources within the next 12 months.
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
     Our advisory agreement with Burton requires us to pay incentive compensation on a quarterly basis based on the application of the incentive compensation formula at the end of each quarter. Because we will be paying out at least 90% of our REIT taxable income to stockholders on a quarterly basis, we may not have sufficient cash at the end of a particular quarter to pay the incentive fee, which would require us to borrow under our credit facility, or sell assets to meet the contractual obligation. In addition, it is possible that our liquidity may be further impaired if we generate substantial net income in the first three quarters of a fiscal year and have a significant drop off in the fourth quarter because will not be reimbursed for the over payment until year-end. Nevertheless, our total annual operating expenses, including the incentive compensation will not exceed the greater of 2% of average invested assets or 25% of our net income, unless specifically approved by our independent directors.
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
Part II.  Other Information
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
     On January 1, 2005, the Company issued 112,500 shares of its common stock to Second James Inc. in exchange for 8.3% of the outstanding equity of Consolidated Mortgage. On February 6, 2005, the Company issued 132,213 shares of its common stock to Burton to pay off a loan. These preceding two transactions are exempt under section 4(2) of the Securities Act, as a transaction not involving a public offering.
     Desert Capital REIT’s Form S-11 Registration Statement, File No. 333-111643, registering the sale of up to 22,000,000 shares of Desert Capital’s common stock, was declared effective by the Securities and Exchange Commission on July 16, 2004. The offering commenced on July 16, 2004. The offering is a “best efforts” offering, and as of the date of the filing of this Form 10-Q, the offering is continuing. The dealer-manager for the offering is CMC Financial Services, Inc. The offering price is $10.00 per share, with discounts and commissions payable to the dealer-manager equaling $0.90 per share. The aggregate price of the 22,000,000 shares of common stock registered is $220,000,000. As of August 5, 2005, Desert Capital has sold 4,875,386 shares with an aggregate offering price of $48,753,860.
     From July 16, 2004 through June 30, 2005, Desert Capital has incurred offering costs of $5.5 million consisting of $3.2 million in commissions to CMC Financial Services, Inc., the dealer-manager, and $2.3 million for legal, accounting, and filing fees. Todd B. Parriott, the Chairman of the Board and Chief Executive Officer of Desert Capital is a director and principal of CMC Financial Services, Inc. The net offering proceeds to Desert Capital REIT after deducting total offering expenses as of June 30, 2005 are $30,568,434.
Item 4.  Submission of Matters to a Vote of Security Holders
     The annual meeting of the common stockholders of the Company was held on June 15, 2005 in Henderson, Nevada for the purpose of considering and acting upon the following:

		Shares
	Shares	Voted	Shares	Shares
Proposal	Voted For	Against	Withheld	Abstained
Election of Directors:
Todd B. Parriott	1,695,520.54	3,558.372	0	0
Robert M. Beville	1,695,520.54	3,558.372	0	0
G. Steven Dawson	1,695,520.54	3,558.372	0	0
James L. George	1,695,520.54	3,558.372	0	0
Bryan L. Goolsby	1,695,520.54	3,558.372	0	0
Tom Gustafson	1,695,520.54	3,558.372	0	0
Item 5.  Other Information
None.

Item 6.  Exhibits
a) Exhibits

31.1	—	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	—	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	—	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*	Filed herewith

**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DESERT CAPITAL REIT, INC.
August 15, 2005	/s/ TODD B. PARRIOTT
Todd B. Parriott,
Chairman of the Board, Chief Executive Officer, President and Chief Investment Officer (Principal Executive Officer)

August 15, 2005	/s/ JONATHAN G. ARENS
Jonathan G. Arens,
Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number		Description

31.1	—	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	—	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	—	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*	Filed herewith

**	Furnished herewith