Form 10-Q
period 2005-09-30
DESERT CAPITAL REIT INC
filed 2005-11-14
CIK 1274055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2005
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
Yes ☑      No☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of November 9, 2005, was 7,567,083.

DESERT CAPITAL REIT, INC.
FORM 10-Q
For the Quarter Ended September 30, 2005

Item 1. Consolidated Financial Statements
DESERT CAPITAL REIT, INC.
Consolidated Balance Sheets

	September 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Mortgage investments — net	$47,216,340	$17,217,116
Goodwill	10,576,657	—
Building and equipment — net	8,283,548	180,000
Land	1,820,000	—
Cash	5,644,877	2,375,309
Investment in subsidiary	—	3,501,047
Other	532,116	281,882

Total assets	$74,073,538	$23,555,354

LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable	$12,162,097	$6,322,139
Accounts payable and accrued expenses	1,802,460	450,227

Total liabilities	13,964,557	6,772,366

Minority interest	409,831	—

Preferred stock, $0.01 par value: 15,000,000 shares authorized, none outstanding	—	—
Common stock, $0.01 par value: 100,000,000 shares authorized; 6,848,583, and 1,996,386 shares issued and outstanding on September 30, 2005, and December 31, 2004, respectfully	68,486	19,964
Additional paid-in capital	59,889,997	16,782,200
Retained earnings	(259,333)	(19,176)

Total stockholders’ equity	59,699,150	16,782,988

Total liabilities and stockholders’ equity	$74,073,538	$23,555,354

See accompanying notes to financial statements.

DESERT CAPITAL REIT, INC.
Consolidated Statements of Operations
(Unaudited)

	Three Months		Nine Months
	Ended September, 30		Ended September 30,
	2005	2004	2005	2004
INTEREST INCOME:
Mortgage notes receivable	$1,202,034	—	$2,746,415	—
Other interest	59,520	64,557	133,324	64,557

Total interest income	1,261,554	64,557	2,879,739	64,557

INTEREST EXPENSE:
Interest expense	289,428	13,401	790,735	13,401

Total interest expense	289,428	13,401	790,735	13,401

Net interest income	972,126	51,156	2,089,004	51,156
Provision for loan losses	13,739	4,589	41,345	4,589

Net interest income after provision for loan loss	958,387	46,567	2,047,659	46,567

NON-INTEREST INCOME:
Loan brokerage fees	2,350,262	—	7,769,711	—
Service and other loan fees	385,439	—	1,750,241	—
Other	66,978	—	133,609	—

Total non-interest income	2,802,679	—	9,653,561	—

NON-INTEREST EXPENSE:
Compensation	475,000	43,993	1,412,455	91,993
Management fees	816,764	5,606	2,562,539	5,606
Professional fees	378,501	—	1,363,305	—
Insurance	99,780	51,000	328,911	51,000
Other	329,990	17,947	953,822	34,804

Total non-interest expense	2,100,035	118,546	6,621,032	183,403

Net income before taxes	1,661,031	(71,979)	5,080,188	(136,836)

Income tax expense	89,662	—	451,678	—

Income before minority interest	1,571,369	(71,979)	4,628,510	(136,836)
Income allocated to minority interest	259,744	—	1,695,101	—

Net income	$1,311,625	(71,979)	$2,933,409	(136,836)

Net earnings (loss) per share — basic and diluted	0.25	(0.30)	0.78	(1.45)

Weighted average outstanding shares	5,271,441	243,068	3,764,800	94,356
See accompanying notes to financial statements.

DESERT CAPITAL REIT, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months
	Ended September 30,
	2005	2004
OPERATING ACTIVITIES
Net income (loss)	$2,933,409	$(136,836)
Adjustments to reconcile net income (loss) to net cash
Depreciation	127,802	—
Minority interest	1,695,101	—
Stock based compensation	61,111	5,556
Provision for loan loss	41,345	4,589
Net change in
Other assets	(248,234)	(99,288)
Accounts payable	71,999	40,083

Net cash provided by operating activities	4,682,533	(185,896)

INVESTING ACTIVITIES
Investment in subsidiary (net of cash received of $1,039,908)	(4,960,092)	—
Increase in mortgage notes receivable	(27,452,029)	(8,284,885)
Increase in land	(1,820,000)	—
Increase in building and equipment	(7,969,839)	—

Net cash used by investing activities	(42,201,960)	(8,284,885)

FINANCING ACTIVITIES
Increase in borrowings	4,588,558	3,650,675
Issuance of common stock	44,875,218	5,915,116
Dividends on common stock	(1,680,555)	—
Dividends to minority interest	(1,741,068)	—
Offering costs paid	(5,253,158)	(953,084)

Net cash provided by financing activities	40,788,995	8,612,707

Net increase in cash	3,269,568	141,926
Cash at beginning of period	2,375,309	182,202

Cash at end of period	$5,644,877	$324,128

Cash paid for interest	$790,734	$1,174
Cash paid for taxes	29,085	—

Supplemental schedule of non-cash investing and financing

Common stock issued in exchange for interest in subsidiary	1,125,000	—
Common stock issued as repayment of indebtedness	1,322,139	—
Common stock issued for dividend reinvestment program	995,225	—
Common stock dividends declared but not paid	624,057	30,906
Offering costs incurred but not paid	$27,708	$278,223
See accompanying notes to financial statements.

DESERT CAPITAL REIT, INC.
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Common	Common Stock Par	Additional Paid -
	Stock Shares	Value	in Capital	Retained Earnings	Total
Balance at December 31, 2004	1,996,386	$19,964	$16,782,200	$(19,176)	$16,782,988

Issuance of common stock	4,832,197	48,322	48,268,851		48,317,173

Stock based compensation	20,000	200	61,112	—	61,312

Dividends on common stock	—	—	—	(3,173,568)	(3,173,568)

Offering costs	—	—	(5,222,166)	—	(5,222,166)

Net income (loss)	—	—	—	2,933,411	2,933,411

Balance at September 30, 2005	6,848,583	$68,486	$59,889,997	$(259,333)	$59,699,150
See accompanying notes to financial statements.

Desert Capital REIT, INC.
Notes to Consolidated Financial Statements
September 30, 2005
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
     On November 10, 2004, the Company entered into an agreement to acquire Consolidated Mortgage LLC for $13.5 million, consisting of 450,000 shares of the Company’s common stock and $9 million in cash. The acquisition was structured as an installment sale, and as of September 30, 2005, the Company owned 78% of the equity of Consolidated Mortgage. Consolidated Mortgage is a mortgage broker whose principal business activity is the origination and servicing of 12- to 18-month mortgage loans for us and over 3,000 private investors. Consolidated Mortgage generates origination and servicing fees on the approximately 540 loans totaling $340 million of loans funded by its investor-clients. The Company believes that ownership of the loan origination and servicing company will supply it with adequate loans to continually invest capital as well as a strong cash flow. The purchase price results in recognition of goodwill because Consolidated Mortgage generates substantial earnings from a relatively small amount of assets, and the purchase price was derived from the earnings stream. The results of operations of Consolidated Mortgage are included in the consolidated statement of operations of the company as of January 1, 2005.

     The following amounts were assigned to each major asset and liability caption of Consolidated Mortgage on the acquisition dates:

July 1,
2005

Assets

Cash	$553,364
Mortgage investments	1,741,328
Equipment	287,515
Receivables	125,527
Goodwill	10,280,064

Total assets	$12,987,799

Liabilities

Accounts payable and accrued expenses	$746,471
Notes payable	1,741,328

Total liabilities	$2,487,799

Total purchase price	10,500,000

Total liabilities and purchase price	$12,987,799

     As of September 30, 2005, $10,576,657 of goodwill has been recorded, which includes $296,593 of the minority interest in the original goodwill, as a result of the purchase of Consolidated Mortgage.
     The consolidated financial statements presented in this Form 10-Q include the accounts of the Company, and its wholly or majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
     The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements, although management believes that the disclosures presented herein are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the quarter ended September 30, 2005 are not necessarily indicative of results that may be expected for the entire year ending December 31, 2005. These financial statements should be read in conjunction with the financial statements and notes included in the Company’s financial statements for the year ended December 31, 2004, as filed in Form 10-K.
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
     Building and Equipment
     Building, equipment, furniture and fixtures are stated at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of the individual assets.
     Loans
     The Company generally invests in 12- to 18-month mortgage loans to borrowers. Loans are stated at unpaid principal balances, less the allowance for loan losses. Ninety-three percent of the loan portfolio consists of mortgage loans throughout Southern Nevada and the remaining 7% consists of loans throughout Arizona. The ability of the Company’s borrowers to pay the notes is dependent upon the real estate and general economic conditions in this area.
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
     Impairment Policy
     The Company has adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144). Impairment is measured on a loan-by-loan basis on the fair value of the related collateral since all loans subject to this measurement are collateral dependent. There were no impairment losses recognized for the three and nine months ended September 30, 2005.

     Goodwill
     The Company has adopted Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (SFAS 142), which requires that goodwill be tested for impairment at least annually. The Company has determined that goodwill was not impaired on September 30, 2005.
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

     In December 2004, the FASB published SFAS 123(R) entitled “Share-Based Payment.” It requires all public companies to report share-based compensation expense at the grant date fair value of the related share-based awards. We are required to adopt the provisions of the standard effective for periods beginning after June 15, 2005. The interpretation did not have a material effect on our financial condition or results of operations.
Note 3 — Mortgage Investments
     Mortgage investments represent acquisition and development, construction, commercial property, and residential loans. The Company is subject to the risks inherent in finance lending, including the risk of borrower default and bankruptcy. The Company also invests in subordinated or second lien, mortgage loans. As of September 30, 2005, approximately 8.1% of the principal balance of the outstanding mortgage notes was secured by second liens.
     Mortgage investments are stated at the principal outstanding, less the allowance for loan losses. Mortgage notes receivable are generally single-pay notes with interest due monthly, and have an average term of 12- to 18-months.

	September 30,	December 31,
	2005	2004

Acquisition and development loans	$33,173,689	$7,839,934
Construction loans	14,105,900	8,899,086
Commercial property loans	—	500,000
Allowance for loan losses	(63,249)	(21,904)

Mortgage investments — net	$47,216,340	$17,217,116

Note 4 — Allowance for Loan Losses
     Management reviews the Company’s allowance for loan loss provision periodically, and the Company maintains an allowance for loan losses on its mortgage notes receivable at an amount that management believes is sufficient to protect against potential losses in the loan portfolio. The Company’s actual losses may differ from the estimate. As of September 30, 2005, approximately 1.3% of the aggregate principal balance of the Company’s mortgage notes receivable was in default. Management believes that all principal will be recovered on the defaulted amounts and, therefore, no losses have been recognized in the period.
     A reconciliation of the Company’s allowance for loan losses follows:

Balance, December 31, 2004	$21,904
Provision for loan loss	41,345

Balance, September 30, 2005	$63,249

     The provision for loan loss was $13,739 and $41,345 for the three and nine months ended September 30, 2005, respectively.
Note 5 — Stock Based Compensation
     The Board of Directors has adopted the 2004 Stock Incentive Plan of Desert Capital REIT, Inc. (the “Plan”). Directors, officers of the Company or any affiliate of the Company, and individual consultants or advisors are eligible for stock based compensation under the Plan. The Company has authorized 1,000,000 shares of common stock under the Plan. As of September 30, 2005, the Company has granted awards for 40,000 restricted shares under the Plan. The fair value of the shares on the grant date was $10 per share, and the shares vest in three equal annual installments, commencing on the first anniversary of issuance. Restricted stock expense for the three and nine months ended September 30, 2005, was $27,778 and $61,111, respectively.

Note 6 — Building and Equipment
     The Company purchased an office building located in Henderson, NV, in February of 2005. The building serves as the corporate headquarters of the Company and any space not utilized by the Company is leased to third parties. The total square footage of the building is approximately 40,000 square feet, and as of September 30, 2005, the building was approximately 76% occupied. The building is generating positive cash flow to the Company at this level of occupancy.
     Building and equipment as of September 30, 2005, are as follows:

September 30,
2005

Building	$7,341,993
Equipment	244,276
Furniture and fixtures	789,983
Software	279,622

Less accumulated depreciation	(372,326)

$8,283,548

Depreciation expense was $95,043 and $127,802 for the three and nine months ended September 30, 2005, respectively.
Note 7 — Income taxes
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
     Effective income taxes differ from the amount determined by applying the statutory Federal rate of 34% for the period indicated as follows:

	Three months ended	Nine months ended
	September 30, 2005	September 30, 2005

Income tax computed on REIT income	$—	$—
Income tax computed on taxable REIT subsidiary income	89,662	451,678

Total income taxes	$89,662	$451,678

     As of September 30, 2005, Desert Capital REIT had estimated federal net operating loss tax carry-forwards of approximately $47,730, which expire in the year 2024. At September 30, 2005, the Company had no deferred income tax assets or liabilities.

Note 8 — Earnings per Share
     Earnings per share is computed in accordance with SFAS No. 128, Earnings Per Share. Basic earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding during each period, inclusive of unvested restricted stock which participates fully in dividends. The Company does not have any potentially dilutive instruments outstanding as of September 30, 2005. Therefore, diluted earnings per share are not presented.

	Three months ended	Nine months ended
	September 30, 2005	September 30, 2005

Net income	$1,311,625	$2,933,409
Weighted average shares outstanding	5,271,441	3,764,800

Earnings per share	$0.25	$0.78

Note 9 — Dividends
     The Company declared monthly dividends of $0.075 per share of common stock for January, February, and March, and $0.10 per share of common stock for April, May, June, July, August, and September, payable to stockholders of record at the close of business on the last day of each month, prorated to the date admitted as a stockholder. The total dividends declared for the three and nine months ended September, 30, 2005 were $1,585,818 and $3,173,567, respectively.
Note 10 — Notes Payable
     As of September 30, 2005, the Company had borrowed $5,994,492 from Beresford Bancorporation, Inc, under a $15 million credit facility which is secured by the Company’s notes receivable. The interest rate on an outstanding balance of $5,000,000 or less is the 10-year treasury yield on the last day of the month, plus 3.00%. The interest rate on any outstanding balance greater the $5,000,000 is a constant 13%. Interest is payable monthly. The note matures February 1, 2006. The variable interest rate applicable for the month of September was 7.375%. Interest expense for the three and nine months ended September 30, 2005 was $168,453 and $626,379 respectively.
     The Company has borrowed $6,167,605 from Bank West of Nevada to purchase and complete an office building in Henderson, NV. The building serves as corporate headquarters for the Company. Any space that is not utilized by the Company is leased to third parties. The loan has a variable interest rate set at prime and is being amortized over twenty-one years. This prime interest rate as of September 30, 2005 was 6.75%.
Note 11 — Commitments and Related Parties
     The Company has contracted with Burton Management Company Ltd., (Burton), to serve as advisor for the Company. Burton oversees the day-to-day operations including asset, liability and capital management. The Company has no employees. In lieu of paying salaries to its officers, the Company compensates Burton pursuant to an advisory agreement that entitles Burton to a base management fee, incentive compensation and reimbursement of expenses. The officers and owners of Burton are also the executive officers of the Company. The annual base management compensation is 1% of the first $200,000,000 of average invested assets plus 0.8% of the average invested assets in excess of $200,000,000, to be paid quarterly. The base management fee expense for the three and nine months ended September 30, 2005 is $87,164, and $192,041, respectively. The incentive compensation is a tiered percentage of the amount of our net income (taxable income) excluding capital losses, before deducting incentive compensation less a threshold return, which is the net income that would produce an annualized return on our average invested assets equal to the 10-year U.S. Treasury rate plus 1.0%. The tiered percentage is the weighted average of 20% of the first $200,000,000 of average invested assets and 10% of the excess over $200,000,000 of average invested assets. The incentive compensation is calculated quarterly and any positive quarterly incentive amount shall be paid by the Company, along with the base management compensation, within 15 days of receipt of the computations. At the end of the fiscal year, the incentive compensation shall be calculated based upon the net income for the year. If the quarterly payments are less than the annual incentive amount, the Company shall pay

Burton the difference. If the quarterly payments were to exceed the annual incentive compensation, Burton will refund the excess to the Company, which will reduce the previously recorded incentive fee expense. Should the Company not have sufficient cash available to pay the quarterly or annual amounts, the Company would either borrow sufficient funds or sell assets to meet these contracted obligations. Incentive compensation for the three and nine months ended September 30, 2005 is $138,373, and $237,659, respectively.
     At the time the Company entered into its agreement to acquire Consolidated Mortgage, Consolidated Mortgage had a management agreement in place with ARJ Management, Inc. “ARJ”, a company of which Todd Parriott is president and director, pursuant to which ARJ is paid a management fee equal to 33% of Consolidated Mortgage’s pre-tax net income. The fee is calculated and paid monthly. The management fee for the three and nine months ended September 30, 2005, is $591,227, and $2,132,840, respectively. Burton is in the process of negotiating the acquisition of this management agreement from ARJ.
     The dealer-manager of the Company’s offering of common stock, CMC Financial Services, Inc., directs and oversees the sale of the Company’s equity securities. CMC Financial receives a marketing support fee and sales commissions based on the number of shares of common stock sold. The dealer-manager is an affiliate of both the Company and Burton, because the owners of CMC Financial are also the executive officers of the Company. CMC Financial earned sales commissions and marketing support fees for the three and nine months ended September 30, 2005 of $2,267,494, and $4,033,094, respectively.
     CMC Financial Services also has an agreement in place with Consolidated Mortgage to provide investors for loans brokered and serviced by Consolidated Mortgage for a fee equal to 25 basis points of every dollar raised. The fee is calculated and paid monthly. The Company expensed $251,702, and $779,527, for the three and nine months ended September 30, 2005.
     In September 2005, the Company loaned approximately $10.2 million to one of its affiliates, CM Land, LLC, which used these funds, in addition to funds provided by unaffiliated third party lenders, to acquire approximately $80 million of unimproved real estate from an unaffiliated third party. The Company’s loan is evidenced by a mortgage note and is secured by a first priority deed of trust on the land acquired with the Company’s funds. The interest payable by CM Land to the Company on the loans is 12.6% per annum, which is higher than the interest rate payable on comparable loans made from the Company to unaffiliated third parties. The Company paid no fees to CM Land in connection with the transaction.
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
General
     Desert Capital REIT, Inc. is a REIT headquartered in Henderson, Nevada. We are externally managed and were formed in December 2003 to invest in mortgage loans. We derive our revenues primarily from the receipt of interest payments received from mortgage loan investments funded with our equity capital and borrowed funds. Our principal business objective is to generate net income for distribution to our stockholders from the spread between interest income on our mortgage assets and the costs of financing the acquisition of these assets. We believe that this spread, net of operating expenses, will provide both operating capital and distributable income. Our business depends on our access to external sources of financing at a cost we can absorb while still generating an attractive risk-adjusted return on the loans we acquire using the proceeds of our financings. Our business also depends on our ability to locate suitable investments to keep our capital fully deployed at favorable rates.
     We are currently in the process of purchasing Consolidated Mortgage LLC through Desert Capital TRS, Inc., our wholly-owned subsidiary which has elected to be taxed as a taxable REIT subsidiary. As of September 30, 2005, we owned 78% of the outstanding equity of Consolidated Mortgage. Subsequent to September 30, 2005, we purchased the remaining 22% of the outstanding equity of Consolidated Mortgage bringing our ownership to 100%. Consolidated Mortgage generates origination and servicing fees on approximately $340 million in loans funded by its investor-clients. Due to the short-term nature of the loans originated by Consolidated Mortgage, the portfolio turns over every 12- to 18- months as loans are repaid and new loans are funded, thus generating recurring fee income. Historically, investors have generally reinvested their proceeds from loan repayments into new loans. We believe the acquisition of Consolidated Mortgage will enhance our ability to pay dividends because of the additional fee revenues generated by Consolidated Mortgage.
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
     As of September 30, 2005, we had sold 6,848,483 shares of our common stock (“Shares”) for aggregate gross proceeds before Offering costs and selling commissions of $65,119,537. Of this amount, 20,000 Shares were sold to our advisor.

     In connection with the Offering, we incurred approximately $7,917,174 of costs related to the issuance and distribution of the Shares through September 30, 2005. We continue to incur similar costs as additional shares are sold.
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
     Loans
     The Company generally invests in 12- to 18-month mortgage loans to borrowers. Loans are stated at unpaid principal balances, less the allowance for loan losses. Ninety three percent of the loan portfolio is represented by mortgage loans throughout Southern Nevada and the remaining 7% is represented by loans throughout Arizona. The ability of the Company’s borrowers to honor their contracts is dependent upon the real estate and general economic conditions these areas.
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
     Certain portions of our operations are conducted through taxable REIT subsidiaries. Income generated from taxable REIT subsidiaries is subject to federal income taxes. Distributions made to stockholders from income that has previously been taxed will receive “qualified” dividend treatment and be taxable to the stockholders at the current 15% rate. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax base. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date
Results of Operations
     For the three month and nine months ended September 30, 2005, net income was $1,311,625 and $2,933,409 or $0.25 and $0.78 per weighted average share outstanding (basic and diluted) respectively. For the same periods in 2004 net income (loss) was ($71,979) and ($136,836) or ($0.30) or ($1.45) per weighted average share outstanding (basic and diluted) respectively. The increase is primarily a result of an increase in equity capital and having loans outstanding for the entire period in 2005. Because we continue to raise equity through our ongoing offering, operating results for the three and nine months ended September 30, 2005 are not indicative of future operating results.
Comparison of the three months ended September 30, 2005 to the three months ended September 30, 2004
     Total interest income increased by $1,196,997 in 2005 ($1,261,554 in 2005 versus $64,557 in 2004). This increase resulted primarily from an increase in the average mortgage notes outstanding from $3,623,028 in 2004 to $38,370,078 in 2005. Non-interest income increased by $2,802,679 in 2005 ($2,802,679 in 2005 versus $0 in 2004). This increase resulted primarily from the fee revenue generated by the acquisition of Consolidated Mortgage.
     Interest expense increased by $276,027 in 2005 ($289,428 in 2005 versus 13,401 in 2004). This increase is primarily due to an increase in borrowings used to fund mortgage investments and to acquire an office building. Non-interest expense increased by $1,981,489 in 2005 ($2,100,035 in 2005 versus $118,546 in 2004). This increase is primarily a result of the acquisition of Consolidated Mortgage and the costs associated with its operations.
Comparison of the nine months ended September 30, 2005 to the nine months ended September 30, 2004
     Total interest income increased by $2,815,182 ($2,879,739 in 2005 versus $64,557 in 2004). This increase resulted primarily from an increase in the average mortgage notes outstanding from $1,207,676 in 2004 to $25,605,425 in 2005. Non-interest income increased by $9,653,561 in 2005 ($9,653,561 in 2005 versus $0 in 2004). This increase resulted primarily from the fee revenue generated by the acquisition of Consolidated Mortgage.

     Interest expense increased by $777,334 in 2005 ($790,735 in 2005 versus $13,401 in 2004). This increase is primarily due to an increase in borrowings used to fund mortgage investments and to acquire an office building. Non-interest expense increased by $6,437,629 in 2005 ($6,621,032 in 2005 versus $183,403 in 2004). This increase is primarily a result of the acquisition of Consolidated Mortgage and the costs associated with its operations.
Taxable income
     REIT taxable net income is calculated according to the requirements of the Internal Revenue Code, rather than GAAP. The following table reconciles GAAP net income to REIT taxable net income for the three and nine months ended September 30, 2005:

	Three months ended	Nine months ended
	September 30, 2005	September 30, 2005

GAAP net income (loss)	$1,311,625	$2,933,409
Adjustments to GAAP net income (loss):
Provision for loan loss	13,739	41,345
Net adjustment for TRS income	(187,794)	(718,878)

REIT taxable net income (loss)	$1,137,570	$2,255,876

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
Liquidity and Capital Resources
     At September 30, 2005, we had $5,644,887 of cash to meet our immediate short-term liquidity requirements. We expect that future short-term liquidity requirements will be financed by net cash flow from operations and existing working capital. Operating cash flows are expected to increase as additional loans are added to our portfolio and as additional loans are originated and serviced. Cash and cash equivalents increased since December 31, 2004 principally as a result of the increase in net proceeds from the Offering.
     We anticipate that adequate cash will be generated from operations to fund our operating and administrative expenses, continuing debt service obligations, and the payment of dividends in the foreseeable future.
     We declared and paid cash dividends each month in 2005 which totaled $1,585,818 and $3,173,568 for the three and nine months ended September 30, 2005, respectively. In April 2005, our board of directors approved an increase in the monthly dividend to $0.10 per month which equates to an annual 12% dividend yield on our current offering price of $10 per share. Dividends are determined by our board of directors and are dependent on a number of factors, including the amount of funds available for distribution, our financial condition, any decision by our board of directors to reinvest funds rather than to distribute the funds, the annual distribution required to meet REIT status under the Internal Revenue Code and other factors our Board of Directors may deem relevant.
     Cash Flows from Operating Activities. Net cash provided by operating activities for the nine months ended September 30, 2005, was $4,682,533, which was primarily generated from interest on our mortgage notes receivable and fees generated from originating and servicing loans. We expect cash flows from operating activities to increase as we continue to invest proceeds from the Offering into mortgage loans.

     Cash Flows used in Investing Activities. Net cash used in investing activities amounted to $42,201,960 for the nine months ended September 30, 2005, relating to the acquisition of new mortgage loans, an office building, and Consolidated Mortgage.
     Cash Flows from Financing Activities. Cash provided by financing activities amounted to $40,788,995 for the nine months ended September 30, 2005, consisting of $44,875,218 raised through the Offering during the nine months ended September 30, 2005, and $4,588,558 in borrowings. For the nine months ended September 30, 2005, we paid Offering costs, including selling commissions, investor marketing and due diligence costs and other offering expenses, totaling $5,253,158. We continue to incur similar costs as additional shares are sold.
     We currently have a $15 million credit facility that matures in February 2006. Borrowings under our credit facility bear interest at the 10-year Treasury Rate plus 3% for outstanding balances of $5,000,000 of less and 13% for outstanding balances greater than $5,000,000. Depending on market conditions, we may incur debt up to 300% of our net assets. We expect to use borrowings under our credit facility and any future borrowings under other lines of credit with commercial banks to fund or acquire loans secured by real estate. The borrowings under our existing credit facility are, and some or all of our future debt may be, secured by some or all of our assets. If we default in the payment of interest or principal on any such debt, breach any representation or warranty in connection with any borrowing or violate any covenant in any loan document, our lender may accelerate the maturity of such debt requiring us to immediately repay all outstanding principal. If we are unable to make such payment, our lender could foreclose on our assets that are pledged as collateral to that lender. The lender could also sue us or force us into bankruptcy. Any of these events would likely have a material adverse effect on the value of an investment in our common stock. At September 30, 2005 we were in compliance with all the covenants under our credit facility.
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

Funds From Operations (“FFO)
     FFO is a widely recognized measure of REIT performance. The National Association of Real Estate Investment Trusts currently defines FFO as net income (computed in accordance with GAAP), excluding gains (or losses) from depreciable operating property sales, plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. We present FFO because we consider it an important supplemental measure of our operating performance. We believe that in order to facilitate a clear understanding of our consolidated historical operating results, FFO should be examined in conjunction with net income as presented in the consolidated statements of operations.
     Funds from Operations for the three and nine months ended September 30, 2005 is as follows:

	Three months ended	Nine months ended
	September 30, 2005	September 30, 2005

GAAP net income (loss)	$1,311,625	$2,933,409
Add:
Depreciation	64,399	64,850

Funds From Operations	$1,376,024	$2,998,259

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

Part II. Other Information
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On January 1, 2005, the Company issued 112,500 shares of its common stock to Second James Inc. in exchange for 8.3% of the outstanding equity of Consolidated Mortgage. On February 6, 2005, the Company issued 132,213 shares of its common stock to Burton for debt repayment. These preceding two transactions are exempt under section 4(2) of the Securities Act, as a transaction not involving a public offering.
     Desert Capital REIT’s Form S-11 Registration Statement, File No. 333-111643, registering the sale of up to 22,000,000 shares of Desert Capital’s common stock, was declared effective by the Securities and Exchange Commission on July 16, 2004. The offering commenced on July 16, 2004. The offering is a “best efforts” offering, and as of the date of the filing of this Form 10-Q, the offering is continuing. The dealer-manager for the offering is CMC Financial Services, Inc. The offering price is $10.00 per share, with discounts and commissions payable to the dealer-manager equaling $0.90 per share. The aggregate price of the 22,000,000 shares of common stock registered is $220,000,000. As of November 9, 2005, Desert Capital has sold 7,567,083 shares with an aggregate offering price of $75,670,830.
     From July 16, 2005 through September 30, 2005, Desert Capital has incurred offering costs of $7.9 million consisting of $5.5 million in commissions to CMC Financial Services, Inc., the dealer-manager, and $2.4 million for legal, accounting, and filing fees. Todd B. Parriott, the Chairman of the Board and Chief Executive Officer of Desert Capital is a director and principal of CMC Financial Services, Inc. The net offering proceeds to Desert Capital REIT after deducting total offering expenses as of September 30, 2005 are $57,202,363.
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

DESERT CAPITAL REIT, INC.

November 14, 2005	/s/ TODD B. PARRIOTT

Todd B. Parriott,
Chairman of the Board, Chief Executive Officer,
President and Chief Investment Officer
(Principal Executive Officer)

November 14, 2005	/s/ JONATHAN G. ARENS

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