Form 10-K
period 2005-12-31
DESERT CAPITAL REIT INC
filed 2006-03-14
CIK 1274055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ___ to ___
____________________

Commission File Number 0-22935

DESERT CAPITAL REIT, INC.
(Exact Name of Registrant as specified in its charter)

Maryland	20-0495883
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1291 Galleria Drive, Suite 200, Henderson, NV 89014
(Address of principal executive office)
(Zip Code)

Registrant's telephone number, including area code:
(800) 419-2855

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
Common Stock, par value $0.01 per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):
Large accelerated filer ☐    Accelerated filer ☐  Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☑

The aggregate market value of the registrant’s voting stock held by non-affiliates on June 30, 2005, based on the offering price of the registrant’s common stock on such date, was $42,329,620.

The number of shares of the registrant's common stock, par value $0.01 per share, outstanding as of March 10, 2006 was 12,180,983.

Portions of the Registrant’s definitive proxy statement for its 2006 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1. BUSINESS

General

We were formed in December 2003 as a Maryland corporation to invest in loans made to owners and developers of real estate properties. Our strategy is to fund or acquire mortgage loans, finance these fundings and purchases through equity capital and use leverage in order to provide an attractive return on stockholders' equity. Through this strategy, we seek to earn income, which is generated from the spread between the yield on our earning assets and our costs, including the interest cost of the funds we borrow. Our revenues are generated by interest payments made by borrowers on all loans that we either fund or acquire. We also originate loans through our, wholly-owned subsidiary, Consolidated Mortgage LLC, which provides us additional revenues from origination and servicing fees. Effective October 5, 2005, Consolidated Mortgage became our wholly-owned subsidiary.

We commenced operations in August 2004 and at December 31, 2005 had $97.5 million in assets, of which $69.2 million consisted of mortgage loans and loans held-for-sale. We are an externally managed REIT, with our operations being managed by Burton Management Company, Ltd., our “Advisor”. As of December 31, 2005, our investment portfolio consisted of 155 mortgage loans generally with a term of between 12-18 months; however, there is no limitation in our charter documents or asset acquisition policy on the term of the mortgage loans in our portfolio. Set forth below is a description of the types of loans in which we invest:

    Acquisition of Raw and Unimproved Land. Generally, we invest in loans for the acquisition of raw and unimproved land with a principal amount of up to 60% of the appraised value of the property.

Acquisition of Development Loans. Development loans enable borrowers to complete the basic infrastructure and development of their property prior to the construction of buildings or residences. Such development may include installing utilities, sewers, water pipe, or streets. Generally, we invest in development loans with a principal amount of up to 65% of the appraised value of the property.

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

Residential Loans. Residential loans facilitate the purchase or refinance of existing one to four family residential property units. Generally, we invest in residential loans with a principal amount of up to 75% of appraised value of the property.

We have established a wholly-owned subsidiary, Desert Capital TRS, Inc., which has elected to be treated as a taxable REIT subsidiary (TRS), resulting in it being subject to taxation at regular C corporation rates. The TRS will invest in, among other things, assets which we could not directly own due to the asset ownership restrictions of the Internal Revenue Code. On November 10, 2004, Desert Capital and the TRS entered into an agreement to acquire Consolidated Mortgage. The acquisition was structured as an installment sale, and as of October 5, 2005, the TRS owned 100% of the equity of Consolidated Mortgage. See "Acquisition of Consolidated Mortgage." Consolidated Mortgage was established in 1977 and originates loans for land, development and construction on residential and commercial properties. Mr. Parriott, our Chief Executive Officer, was the President of Consolidated Mortgage until December 2003, and was re-elected as President in October 2005.

Loan Portfolio

As of December 31, 2005, Desert Capital had funded 296 loans with an aggregate principal amount of $105.4 million. Of these 296 loans, 102 were entirely funded by us and 194 were partially funded by us. This diversified investment strategy offers our stockholders the opportunity to invest in a pool of mortgages simultaneously, varying in borrowers, loan types and property. By investing in multiple mortgage loans, the rate of return is not solely tied to the performance of an individual loan. As of December 31, 2005, our portfolio was comprised of 84 acquisition and development loans (65.6%), 71 construction loans (34.4%) and no commercial property or residential loans. The average interest rate payable on these loans is 12.97% and the average term of the loans is 12 months.

Investment Strategy

We believe there is a significant market opportunity to make mortgage loans to owners and developers of real property whose financing needs are not met by traditional mortgage lenders. The restrictive underwriting standards and length of time required by traditional mortgage lenders, such as commercial banks, results in some potential borrowers being unable to obtain such financing or unwilling to go through the time consuming process often required by traditional lenders. As a non-conventional lender, we are more willing to invest in mortgage loans on projects that conventional lenders might not deem to be creditworthy, including acquisitions of raw land or infrastructure development. Because of the increased risks associated with our loan types, borrowers are willing to pay us interest rates that are generally 500 to 700 basis points above the rates charged by conventional lenders. Our Advisor identifies loans originated by both affiliated and non-affiliated mortgage brokers, including Consolidated Mortgage, and solicits new borrowers in those states in which we are licensed to engage in such practice. We may also purchase existing loans that were originated by third party lenders. Other than loans through our ownership of Consolidated Mortgage, we do not have any agreements with any sources from which we expect to acquire loans.

We fund all or a portion of loans, or acquire loans, made to owners and developers of real estate properties, provided that the borrowers have sufficient equity in the underlying real estate and otherwise meet our lending criteria. Our lending criteria are primarily based on specific loan-to-value or loan-to-cost ratios relating to the type of loan being made, and we do not have any minimum net worth requirement for prospective borrowers. Each of our loans are full recourse to the assets of individual borrowers, and if a loan is made to an entity borrower, the loan is supported by full-recourse personal guarantees from the principals of the borrower. In addition, we require each prospective borrower and guarantor to provide our Advisor with tax returns and financial statements for the prior two years in order for us to evaluate the strength of the personal guarantees. Loans made with respect to income producing properties generally have debt service coverage of at least 1.25:1. Most of our loans are sub-prime, or non-investment grade, many of which are made to borrowers with limited credit histories.

Our business strategy is to provide financing or acquire loans made to acquirers and/or developers of real estate, mostly in the form of short-term, bridge loans, which necessitate underwriting standards that are less restrictive than traditional mortgage lenders and a loan approval process that is faster than traditional lenders. Substantially all of our investments are "balloon payment" loans, which are loans requiring the payment of all principal at the maturity of the loan. As of December 31, 2005, 100% of our portfolio consisted of these types of loans. Balloon payment loans are non-investment grade and, therefore, carry a high risk of default. Balloon payment loans are also riskier than amortizing loans because the borrower's repayment depends on its ability to refinance the loan or sell the property.

We anticipate that when we are fully funded up to 70% of our loan portfolio will consist of "interest-carry" loans, meaning we will provide the borrower with sufficient financing to enable it to make the interest payments during the term of the loan. As of December 31, 2005, 51.4% of our portfolio consisted of these types of loans. In many cases we make mortgage loans which are riskier than the mortgage loans made by commercial banks. However, in return we are receiving a higher interest rate on our investments than more traditional loans. We have instituted measures designed to mitigate the risks, such as imposing a lower loan-to-value ratio with respect to loans we determine to be more risky (thereby providing us with a larger equity cushion if real estate values decline). We intend to hold substantially all of our loans to maturity. We may, however, periodically sell certain loans, or our portion of any loans, if they no longer meet our investment criteria. As of December 31, 2005, we had not sold any of our investments. Consolidated Mortgage services our loans.

We continue to diversify our mortgage loan portfolio by investing in areas in which our Advisor's management has experience, including Arizona, California, Nevada, Oregon, New Mexico, Utah, Missouri, and Texas. As of December 31, 2005, our investments were located in Nevada (94%), Arizona (5.2%), and Utah (0.8%). We continue to expand our loan portfolio through implementing three strategies.

First, we expect to benefit from our ownership relationship with Consolidated Mortgage. Consolidated Mortgage has been originating and servicing loans since 1977. Consolidated Mortgage has an investor pool consisting of approximately 4,000 investors, which provide the funds directly to the borrowers for loans originated by Consolidated Mortgage. Consolidated Mortgage identified and arranged for the financing of approximately $458 million in mortgage loans in 2005. Consolidated Mortgage negotiates all the principal terms of each of the loans it identifies, including term, collateral and interest rate. Consolidated Mortgage identifies mostly acquisition and development loans and construction loans, consisting exclusively of balloon-payment loans, with terms of between 12 and 18 months. During 2003, 2004, and 2005 the average term of the loans identified by Consolidated Mortgage was 12 months with the borrowers being eligible for two three-month extensions for an additional fee if the loans were not in default or delinquent at the end of the 12 month term. The average interest earned on the loans identified by Consolidated Mortgage in 2003, 2004 and 2005 was 12.70%, 12.20%, and 12.82% respectively. The default rates on loans identified by Consolidated Mortgage in 2003, 2004, 2005 were 2.9%, 0.27%, and 0.30% respectively. Due to the short-term maturities of the loans identified by Consolidated Mortgage, substantially all of the defaults occur at maturity. As a result, the delinquency rates at the end of the original term of the loans have historically been less than 1% per year. There can be no assurance that the loans that we finance or acquire will bear the same interest rates or will have the same default rates.

Second, our Advisor is expanding its relationship with real estate developers and mortgage lenders in Nevada, as well as elsewhere in the United States. Through these expanded relationships, we expect to identify additional mortgage funding and investment opportunities. We do not currently have any agreements with any sources of loan originations other than Consolidated Mortgage.

Third, we are seeking opportunistic investments in second mortgages, meaning mortgages which are subordinated to first lien mortgages, provided the loan has an attractive loan-to-value ratio with the underlying real estate located in areas with which we have substantial familiarity. Our second mortgage investments are riskier because our rights are subject to the rights of the first mortgage lender. If defaults occur on superior encumbrances, we may lose our security interest in the property through foreclosure of the superior encumbrances and we may, in order to preserve our secured interest, have to pay the periodic installments due on the superior encumbrance in order to prevent foreclosure of the superior encumbrance. In some cases, we may be required to pay a superior encumbrance in its entirety. We could be required to make additional cash outlays for an indefinite period of time, including payment of court costs and attorney fees and other expenses incidental to protection investments. These expenses could have an adverse effect on our operating cash flow. The majority of the loans invested in by us are secured by a first deed of trust. Up to 25% of the loans invested in by us may be secured by second deeds of trust or by wraparound mortgages, and up to 5% of our loans may be secured by interests in leases. We will not invest more than 10% of our assets in loans on unimproved real property, which we define as real estate which is not currently being developed and as to which no development is planned to commence within a year, as opposed to loans we make for acquisition and development, which development is expected to commence immediately.

Financing Strategy

We finance the acquisition of our mortgage loans with equity capital and borrowed funds. The amount of borrowing we employ will depend on, among other factors, the amount of our equity capital. Under our articles of incorporation, we may incur debt in an amount up to 300% of our net assets. After analyzing the then-applicable interest rate yield curves, we expect to finance with long-term borrowings from time to time. Our existing borrowings are, and we anticipate that any future borrowings we incur will be, collateralized, in whole or in part, by the loans on which we are the sole lender. The amount of borrowing we employ depends on, among other factors, the amount of our equity capital. We use leverage to attempt to increase potential returns to our stockholders. Pursuant to our capital and leverage policy, we seek to strike a balance between the under-utilization of leverage, which reduces potential returns to our stockholders, and the over-utilization of leverage, which increases risk by reducing our ability to meet our obligations to creditors during adverse market conditions.

Credit Facility

In August 2004, we entered into a $5.0 million Revolving Loan and Security Agreement and a Promissory Note (together, the "Credit Facility"), which was subsequently increased to $15 million, with Beresford Bancorporation, Inc. Borrowings under the Credit Facility are secured by the our assets and borrowings up to $5.0 million bear interest at an annual rate equal to the 10-year Treasury Bill Rate plus 3%. The loan had a maturity of February 2006, which was subsequently extended to July 2006. Borrowings under the Credit Facility are used to fund mortgage loans. As of December 31, 2005, there was $5.0 million outstanding under the Credit Facility and we were in full compliance with all covenants under the Credit Facility.

We also have a $5 million revolving credit facility with Bank West of Nevada that matures in October 2006. The facility is drawn on to close loans when we have not received all investors’ funds in house and we have a funding deadline. Once the investors’ funds are received the facility is repaid. The facility is secured by the corresponding notes. The interest rate on the facility is prime plus three quarters of one percent. The outstanding balance on December 31, 2005 was $484,700.

We are actively pursuing and evaluating other borrowing opportunities as we continue to expand our operations in an effort to increase stockholders' return.

Acquisition of Consolidated Mortgage

On November 10, 2004, we, Desert Capital TRS and Second James Corporation entered into an agreement pursuant to which the TRS acquired Consolidated Mortgage. The transaction was structured as an installment sale pursuant to which the TRS acquired the outstanding equity securities of Consolidated Mortgage over time so as to comply with applicable Internal Revenue Code provisions. We expect to benefit from our ownership of Consolidated Mortgage in several ways. First, Consolidated Mortgage has been operating profitably for nearly 30 years. Approximately two-thirds of pre-tax net income generated by Consolidated Mortgage, primarily through loan origination fees, will flow through to us, and, therefore, will increase the revenue distributable to our stockholders. The other one-third of Consolidated Mortgage's pre-tax net income is payable to ARJ Management, Inc., or ARJ. At the time we entered into the agreement to acquire Consolidated Mortgage, Consolidated Mortgage had a management agreement in place with ARJ, a company of which Todd Parriott is president and director, pursuant to which ARJ is paid a management fee equal to 33% of Consolidated Mortgage's pre-tax net income. The fee is calculated and paid monthly. ARJ manages approximately $350 million of private investors' funds. The acquisition of Consolidated Mortgage provides our stockholders with the possibility for growth in the value of their shares. The annualized pre-tax net income of Consolidated Mortgage, after deducting the management fee, is approximately $5.7 million.  This amount represents an approximately 41% return on the $13.5 million dollar purchase price paid for Consolidated Mortgage. Through our ownership of Consolidated Mortgage, we also control the pipeline of different lending opportunities. This provides us with an inventory of loans to fund without competition or substantial cost. Additionally, to help better deploy our capital, we have the option to acquire all or part of existing loans originated by Consolidated Mortgage at no cost.

Our Investments

Mortgage Loans

Substantially all of our investments are short-term (12-18 months), balloon mortgage loans with fixed interest rates. A substantial portion of these loans, which does not to exceed 70% of our investment portfolio, consists of interest-carry loans, meaning we provide the borrower with sufficient financing to enable it to make the interest payments during the term of the loan. All our loans are within our loan-to-value ratios set forth below. Our mortgage loans are originated by or purchased from various suppliers of mortgage loans throughout the United States, including savings and loans associations, banks, mortgage bankers and other mortgage lenders. To date, all of the mortgage loans which we have funded have been identified by Consolidated Mortgage pursuant to the strategic alliance agreement between us and Consolidated Mortgage, which gave us a right of first refusal to purchase certain mortgage loans originated by Consolidated Mortgage. This agreement terminated upon the consummation of our acquisition of Consolidated Mortgage on October 5, 2005. We also fund or acquire mortgage loans directly from originators and from entities holding mortgage loans originated by others. We do not currently have any contractual arrangement with any other mortgage originator. Our board of directors has not established any limits upon the geographic concentration of mortgage loans that we may acquire. However, our asset acquisition policy limits the amount and/or type of mortgage loans we may acquire.

We primarily invest in mortgage loans that are secured by first or second mortgages on real property. These loans fall into the following categories: raw and unimproved land, acquisition and development, construction, commercial property and residential loans. No single mortgage loan exceeds 20% of our capital contributions. Additionally, mortgage loans in favor of any one borrower do not exceed 20% of capital raised. Less than 10% of the loans in our portfolio are insured by the FHA, the VA, or otherwise insured. All of the loans in our portfolio are either full recourse against all assets of individual borrowers, including the real estate being financed, or if the loan is made to an entity borrower, the loan is personally guaranteed, on a full recourse basis, by each of the principals of that entity.

The development and/or construction loans we fund or acquire are initially fully funded, with the maximum borrowing capacity being established by an appraisal of the completed value of the property. Once the amount of credit has been established, the funds are placed into an account with a local, third party construction control company which monitors the progress of the construction process and releases the funds as certain thresholds are reached. The vendors, suppliers and subcontractors of the borrower submit invoices for services rendered or goods provided to the construction control company. Once the construction control company has confirmed the delivery of the goods or the satisfactory completion of the services, it receives a lien release from the billing party, and obtains approval from Consolidated Mortgage to pay the invoice. At no time does the borrower have direct access to the committed funds. Periodically throughout the development and/or construction process, we conduct an internal appraisal of the property to determine that the outstanding principal amount does not exceed the applicable loan-to-value ratio.

Set forth below is a description of the types of loans in which we invest:

Acquisition of Raw and Unimproved Land. Generally, we invest in loans for the acquisition of raw and unimproved land with a principal amount of up to 60% of the appraised value of the property.

Acquisition of Development Loans. Development loans enable borrowers to complete the basic infrastructure and development of their property prior to the construction of buildings or residences. Such development may include installing utilities, sewers, water pipe, or streets. Generally, we invest in development loans with a principal amount of up to 65% of the appraised value of the property.

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

Residential Loans. Residential loans facilitate the purchase or refinance of existing one to four family residential property units. Generally, we invest in residential loans with a principal amount of up to 75% of appraised value of the property.

Participation. We participate in loans with other lenders in loans originated by Consolidated Mortgage, as permitted by our investment policies, by providing funds for or purchasing an undivided interest in a loan meeting our investment guidelines described above. We generally participate in loans when, for example:

•	we do not have sufficient funds to invest in an entire loan; or

•
an originated loan fits within our investment guidelines but would constitute more than 20% of our anticipated capital contribution or otherwise be disproportionately large given our then existing portfolio.

We also participate in loans not originated by Consolidated Mortgage that meet the requirements below if we acquire a controlling interest, alone or with any of our affiliates, in such participation. A controlling interest enables us to direct or cause the direction of the management and policies of such participation, which includes the authority to:

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

In the event of participation with an affiliate, the investment objectives of the participant are substantially identical. There are no duplicate fees. The compensation to the sponsors must be substantially identical, and the investment of each participant must be on substantially the same terms and conditions. Each participant has a right of first refusal to buy the other's interest if the co-participant decides to sell its interest.

We do not participate in joint ventures or partnerships with affiliates that are not publicly registered except as permitted by NASAA Guidelines.

Balloon Payment

Substantially all of the loans we invest in or purchase require the borrower to make a "balloon payment" of the principal amount upon maturity of the loan. Balloon payment loans do no generate principal repayments to us through borrower monthly repayment. Borrowers are required to make monthly interest payments to us. We anticipate that up to 70% of our loan portfolio will continue to consist of "interest-carry" loans, meaning we will provide the borrower with sufficient financing to enable it to make the interest payments. Most of these loans are sub-prime, or non-investment grade loans, frequently made to borrowers with limited credit histories. We require full recourse to the assets of individual borrowers, and if the loan is made to an entity borrower, the loan is supported by full-recourse personal guarantees from all principals of the borrower. Our Advisor requires two years of tax returns and financial statements to assess the quality of the guarantee. The Advisor also requires a current credit report from at least one major credit reporting agency. However, a substantial period of time may elapse between the review of the credit report and financial statements of the borrower and the due date of the balloon payment. Therefore, there is no assurance that a borrower or, if applicable, any guarantor will have sufficient resources to make a balloon payment when due. To the extent that a borrower has an obligation to pay mortgage loan principal in a large lump sum payment, its ability to repay the loan may be dependent upon its ability to sell the property, obtain suitable refinancing or otherwise raise a substantial amount of cash. As a result, these loans involve a higher risk of default than loans where the principal is paid at the same time as the interest payments.

Collateral

The types of collateral that secure the loans funded by us include a first deed of trust, a second deed of trust or a leasehold interest. All real estate collateral underlying the mortgage loans we fund are appraised by an independent third party. While we do not intend to acquire real estate assets directly, from time to time, we are required to foreclose on the real estate serving as collateral for a mortgage loan. Upon the sale of any of our properties by our Advisor or any affiliate of our Advisor, we pay sales commissions to any of such persons in amounts no greater than the lesser of the Competitive Real Estate Commission or an amount equal to 6% of the contractual sales price.

First Deed of Trust. The majority of the loans invested in by us are secured by a first deed of trust (80.8% at December 31, 2005). Thus, the applicable lender will have rights as a first mortgage lender of the collateralized property.

Second Deed of Trust. Up to 25% (19.2% at December 31, 2005) of the loans invested in by us may be second mortgage loans and wraparound mortgage loans. In a second mortgage loan, the rights of the lender (such as the right to receive payment on foreclosure) are subject to the rights of the first mortgage lender. In a wraparound loan, the lender's rights are comparably subject to the rights of a first mortgage lender, but the aggregate indebtedness evidenced by the loan documentation will be the first mortgage loan plus the new funds the lender invests. The lender receives all payments from the borrower and forwards to the senior lender its portion of the payments the lender receives.

Leasehold Interest. Up to 5% (none at December 31, 2005) of the loans invested in by us may be in loans where the collateral is an interest in a lease.

Prepayment Penalties and Exit Fees

None of the loans we have invested in contain prepayment penalties or exit fees. Because of the short-term nature of the loans we acquire and the available pools of additional investors through Consolidated Mortgage, we do not have a substantial prepayment risk.

Escrow Conditions

We fund our loans for the acquisition of a property though an escrow account held by a title insurance company, subject to the following conditions:

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

Repayment of Mortgages on Sales of Properties

We may require a borrower to repay a mortgage loan upon the sale of the mortgaged property rather than allow the buyer to assume the existing loan. We require repayment if we determine that repayment appears to be advantageous to us based upon then-current interest rates, the length of time that the loan has been held by us, the creditworthiness of the buyer and our objectives. We invest our net proceeds from any capital transaction in new mortgage loans, hold the net proceeds as cash or distribute them to the stockholders. For these purposes, net proceeds also include the principal of a loan deemed to be repaid for tax purposes as a result of the nature of a loan modification or loan extension. Capital transactions include payments of principal, foreclosures and prepayments of mortgages, to the extent classified as a return of capital under the Internal Revenue Code, and any other disposition of a mortgage or property.

Underwriting Criteria

Our Advisor continuously evaluates prospective investments, selects the mortgages in which we invest and makes all investment decisions on our behalf in its sole discretion, unless the advisory agreement provides otherwise. Stockholders are not entitled to act on any proposed investment. We have not established any net worth minimums for our borrowers, and we frequently invest in sub-prime, or non-investment grade, loans, which may be made to borrowers with limited credit histories. We only finance all or any portion of a loan, whether identified by Consolidated Mortgage or another entity, if that loan meets our investment guidelines described below, with particular emphasis being placed on the loan-to-value or loan-to-cost ratios. Each loan in our portfolio is either full recourse against all assets of individual borrowers, including the real estate being financed, or if the loan is made to an entity borrower the loan will be personally guaranteed, on a full recourse basis against all assets of the guarantor, by each of the principals of that entity. A credit report is required for each applicant from at least one credit reporting company. In addition, we require that each prospective borrower and guarantor provide our Advisor with tax returns and financial statements for the prior two years. In evaluating prospective mortgage loan investments, our Advisor considers such factors as the following:

•	the ratio of the amount of the investment to the value of the property by which it is secured, which will not exceed the amounts set forth under the caption "Loan-to-Value-Ratio" set forth below;

•	the potential for capital appreciation or depreciation of the property securing the investment;

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

When selecting mortgage loans for us, our Advisor adheres to the following guidelines, which are intended to control the quality of the collateral given for our loans:

1.  Priority of Mortgages. We anticipate that we will continue investing 75% of our assets in loans secured by first mortgages. Our second mortgage investments are not junior to more than one other mortgage. The only subordinated mortgages we invest in are second mortgages, although in the future we may invest in wraparound or all-inclusive mortgages. We have not and will not invest more than 25% of our assets in second mortgages, wraparound or all-inclusive mortgages.

2.  Loan-to-Value Ratio. The amounts of our loans combined with the outstanding debt secured by a senior mortgage on a security property generally do not exceed the following percentage of the appraised value of the security property:

Type of Secured Property	Loan-to-Value Ration
Residential	80%
Raw and unimproved land	60%
Commercial property	75%
Property under development	65% (of anticipated post-development value)
Leasehold interest	75% (of value of leasehold interest)
Construction loan	75% (of anticipated post-development value)

We may acquire a loan which may have a higher loan-to-value ratio if a given loan is supported by credit adequate to justify such higher ratio, including personal guarantees. Subject to the REIT requirements of the Internal Revenue Code, occasionally our collateral may include personal property as well as real property. We do not have specific requirements with respect to the projected income or occupancy levels of a property securing our investment in a particular loan. These loan-to-value ratios do not apply to financing offered by us to the purchaser of any real estate acquired through foreclosure, or to refinance an existing development or construction loan that is in default when it matures. In those cases, we are free to accept any reasonable financing terms we deem to be in our best interest. Nevertheless, in no event does the loan-to-value ratio on any loan exceed 80% of the independently appraised completed value of the property. See "Our Investments — Mortgage Loans." The target loan-to-value ratio for our loan portfolio as a whole is approximately 70%. At December 31, 2005, the ratio was 71%. The loan-to-value for a second lien mortgage (plus the outstanding first lien debt) may not exceed 85% of this appraised value of the property, unless substantial justification exists because of the presence of other underwriting criteria.

We receive an independent appraisal for each property as security for our investment. No appraisal may be dated more than 12 months prior to the funding date of the loan. Copies of these appraisals are available for your review at our offices for a period of five years. Our Advisor ensures that all mortgage companies that originate and manage our loans retain appraisers who are licensed or qualified as independent appraisers and be certified by or hold designations from one or more nationally recognized organizations.

Industry Trends

We believe the U.S. mortgage market is continuing to evolve, resulting in the shift of investment capital and mortgage assets out of traditional lending and savings institutions and into the development and growth of new forms of mortgage banking and mortgage investment firms, including those that qualify as REITs under the Internal Revenue Code. We believe that traditional mortgage investment companies, such as banks, thrifts and insurance companies, provide less attractive investment structures for investing in mortgage loans because of the costs associated with regulation, infrastructure, and corporate level taxation.

As a REIT, we can generally pass through earnings to stockholders without incurring an entity-level U.S. federal income tax, thereby allowing us to pay higher dividends than institutions with similar investments that are subject to U.S. federal income tax on their earnings. In addition, federal tax laws provide REITs with greater flexibility to manage and hedge their floating rate liabilities.

Regulation

Consolidated Mortgage, as an originator of loans, is regulated as a mortgage company and, therefore, is subject to extensive regulation by federal, state and local laws and governmental authorities. Consolidated Mortgage conducts its real estate mortgage business under a license issued by the State of Nevada Mortgage Lending Division. Under applicable Nevada law, the division has broad discretionary authority over Consolidated Mortgage's activities, including the authority to conduct periodic regulatory audits of all aspects of its operations. Consolidated Mortgage is also licensed to conduct its real estate mortgage business in Arizona, California, New Mexico, Oregon and Utah.

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

Website Access to Our Periodic SEC Reports

The Internet address of our corporate website is www.desertcapitalreit.com. We make our periodic SEC reports (on Forms 10-K and 10-Q) and current reports (on Form 8-K), as well as the beneficial ownership reports filed by our directors, officers and 10% stockholders (on Forms 3, 4 and 5) available free of charge through our website as soon as reasonably practicable after they are filed electronically with the SEC. We may from time to time provide important disclosures to investors by posting them in the investor relations section of our website, as allowed by SEC rules. Materials we file with the SEC may be read and copied at the SEC's Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website at www.sec.gov that contains our reports, proxy and information statements, and other information regarding our company that we will file electronically with the SEC.

ITEM 1A. RISK FACTORS

RISKS RELATED TO OUR BUSINESS AND OPERATIONS

We have a limited operating history and might not be able to operate our business or implement our operating policies and strategies successfully.

We were formed in December 2003, and have conducted operations since July 16, 2004. Our total assets consist of $97.5 million as of December 31, 2005. The results of our operations depend on many factors, including the availability of opportunities for the acquisition of mortgage loans, the level and volatility of interest rates, readily accessible short- and medium-term funding alternatives in the financial markets and general economic conditions. Moreover, delays in investing the net proceeds of this offering may cause our performance to be weaker than other fully invested mortgage REITs pursuing comparable investment strategies. We are a blind pool REIT and you will not have the opportunity to evaluate the manner in which we invest or the economic merits of particular assets to be acquired. Furthermore, we face the risk that we might not successfully operate our business or implement our operating policies and strategies as described in this report.

We expect to depend on borrowings to purchase some of our assets and reach our desired amount of leverage. If we fail to obtain or renew sufficient funding on favorable terms or at all, we will be limited in our ability to acquire assets, which will harm our results of operations.

We expect to depend on short-term borrowings to fund acquisitions of assets and reach our desired amount of leverage, which is 50% to 100% of net assets. Accordingly, our ability to achieve our investment and leverage objectives depends on our ability to borrow money in sufficient amounts and on favorable terms. We must be able to renew or replace our maturing short-term borrowings on a continuous basis. We expect to depend on a few lenders to provide the primary credit facilities for our investments in mortgage loans. In addition, our existing indebtedness may limit our ability to make additional borrowings. If our lenders do not allow us to renew our borrowings or we cannot replace maturing borrowings on favorable terms or at all, we might have to sell our assets under adverse market conditions, which would harm our results of operations and may result in permanent losses.

Defaults on the mortgage loans we expect to fund or acquire may reduce the value of our investment portfolio and may harm our results of operations.

We intend to invest in uninsured and non-investment grade mortgage loans as part of our investment strategy. In order to grow our business, we may also invest in loans to borrowers who have a high risk of not being able to repay their obligations on a timely basis. While holding these loans, we are subject to risks of borrower defaults, bankruptcies, fraud, losses and special hazard losses that are not covered by standard hazard insurance. For example, we do not require borrowers to obtain terrorism insurance. In the event of any default under mortgage loans held by us, we bear the risk of loss of principal and non-payment of interest and fees to the extent we are unable to sell or refinance the underlying property providing for mortgage collateral for an amount equal to the amount of the unpaid obligation. In addition, our attempts to foreclose on the underlying property are often subject to the legal impediments, including borrower bankruptcies, which could substantially delay our ability to sell the property. If a borrower does not repay its mortgage loan, we will incur legal and other costs related to any foreclosure or attempted enforcement of a guaranty, which costs may adversely impact our results of operations. Delays in the sale of property could affect the price we ultimately receive and during that period we may not be receiving any revenue from the property or the related mortgage loan. The longer we are required to hold the property, the greater the impact on our revenues. To the extent we suffer substantial losses with respect to our investments in mortgage loans, the value of our company and the price of our common stock may decline.

Substantially all of our investments will be balloon mortgage loans, which have a higher risk of payment default than amortizing loans, thereby increasing the risk to our revenues.

Balloon payment loans, which typically provide for the repayment of all or substantially all of the principal at the maturity of the loan, are riskier than amortizing loans because the borrower's repayment frequently depends on its ability to refinance the loan or sell the property at the maturity of the loan. We expect balloon mortgage loans to continue to comprise substantially all of our investment portfolio. If the borrowers are unable to refinance the loan or sell the property when the balloon payment is due, our revenues will decrease. Balloon payment loans do not generate principal repayment to us through monthly repayment.

We expect to continue to invest in sub-prime or non-investment grade loans, which have a high risk of payment default, thereby increasing the risk to our revenues.

Many of the loans in which we invest are sub-prime loans made to borrowers with limited credit histories and are riskier than investment-grade loans because there is an increased possibility that the borrower will not be able to repay the principal at maturity. We expect that sub-prime loans will continue to comprise a majority of our investment portfolio. If the borrowers are unable to repay the loan at maturity, our revenues will decrease.

We expect up to approximately 25% of the loans invested in by us to be subordinated loans on real estate, which are subject to higher risks.

We acquire loans secured by commercial properties, including loans that are subordinate to first liens on the underlying commercial real estate. Subordinated, or second lien, mortgage loans are subject to greater risks of loss than first lien mortgage loans because all payments on these loans are subject to the prior payment of the senior loan. Although we expect subordinated loans will continue to comprise not more than 25% of our investments, there is no limitation on our investments in subordinated loans. An overall decline in the real estate market could reduce the value of the real property securing such loans such that the aggregate outstanding balances of the second-lien loan and the more senior loan on the real property exceed the value of the real property. In that case, if the property were liquidated, the borrower would not receive sufficient proceeds to pay the second-lien loan in full. In addition, for federal income tax purposes, the portion of the debt that exceeds the fair market value of the property would be considered an unsecured loan which could adversely affect our ability to satisfy the REIT asset tests prescribed by applicable Federal income tax laws.

Commercial loans generally involve a greater risk of loss than residential loans, and our investment strategy contemplates acquiring both types of loans. If a borrower defaults on its payment obligations to us, our results of operations will be harmed.

Commercial loans are considered to involve a higher degree of risk than residential loans because of a variety of factors, including generally larger loan balances, dependency for repayment on successful operation of the mortgaged property and tenant businesses operating on the property, and loan terms that include amortization schedules longer than the stated maturity which provide for balloon payments at stated maturity rather than periodic principal payments. The larger the number of risky loans we make, the greater the risk that borrowers will default and our results of operations will be harmed.

We expect up to 45% of loans invested in by us will continue to be construction loans, which are subject to the risk of failure of completion or failure of the subsequent sale of the completed project.

We expect that up to 45% of our assets will continue to be mortgage loans for the construction of homes or retail buildings on the real property securing the loans. These types of loans are subject to the risk that the home or building is not completed, or that the completed home or building is not sold or leased, prior to the maturity of our loan. In either case, if the borrower ultimately defaults on the loan, we may be required to find another contractor to complete the project and/or sell the finished project. If we are unable to complete the project or sell the completed project, we could lose a substantial portion of the principal of the applicable loan and our revenues will decline.

We expect up to 50% of loans invested in by us will continue to be acquisition and development loans, which are highly speculative.

We expect that up to 50% of our assets will continue to be mortgage loans for the acquisition and development of real estate, which will initially be secured by unimproved land. These types of loans are highly speculative, as the borrower's ability to repay depends on its ability to develop the land. If in fact the land is not developed, the borrower may not be able to refinance the loan and, therefore, may not be able to make the balloon payment when due. If a borrower defaults and we foreclose on the collateral, we may not be able to sell the collateral for the amount owed to us by the borrower. In calculating our loan-to-value ratios for the purpose of determining maximum borrowing capacity, we use the estimated value of the property at the time of completion of the project, which increases the risk that, if we foreclose on the collateral before it is fully developed, we may not be able to sell the collateral for the amount owed to us by the borrower.

A portion of our loans are secured by leased real property, which limits our rights in the event of default and substantially increases the risk of the loss of our investment.

Up to 5% of our loans may be secured by leases on real property. In that event, our collateral would consist solely of the contractual right of the borrower to lease the real property being improved. If the borrower were to default under our loan, our recourse as to the real property would be limited to assuming the lease. In addition, if the borrower were to default under our loan, it is likely it would also default under the lease, which could result in the complete loss of our collateral.

Decreases in the value of the property underlying our mortgage loans might decrease the value of our assets.

The mortgage loans in which we invest are secured by underlying real property interests. To the extent that the value of the property underlying our mortgage loans decreases, our security might be impaired, which might decrease the value of our assets.

The property securing some of our investments may be subject to prior liens and if default on these superior encumbrances occurs, we may be required to pay installments due the superior encumbrances, which would have an adverse effect on our operating cash flow.

The property securing an investment may be subject to prior security interests or liens securing payment of other obligations which are or may become superior to our interest. If defaults occur on superior encumbrances, we may lose our security interest in the property through foreclosure of the superior encumbrances and we may, in order to preserve our secured interest, have to pay the periodic installments due to the superior encumbrance in order to prevent foreclosure of the superior encumbrance. In some cases, we may be required to pay a superior encumbrance in its entirety. We could be required to make additional cash outlays for an indefinite period of time, including payment of court costs and attorney fees and other expenses incidental to protection investments. These expenses may have an adverse effect on our operating cash flow.

We do not have any limitations in our charter documents on the types of first lien mortgage loans we may fund. Therefore, our investments may not be diversified among the various loan categories we are targeting, which are acquisition and development loans, construction loans, commercial property loans and residential loans. Any lack of diversity in our investments could increase the impact of defaults on our results of operations.

We expect that acquisition and development loans will continue to constitute approximately 50% of our portfolio, construction loans will continue to constitute approximately 45%, and commercial property and residential loans will continue to constitute approximately 5%. However, our Advisor has discretion to allocate our assets among these categories in whatever percentages it determines is in our best interest. Our Advisor may not achieve this allocation, and our assets may be concentrated in one of these types of loans. If our assets are not diversified among the categories of mortgage loans in which we intend to invest, we may be subject to an increased risk of default if the category in which our assets are concentrated experiences disproportionate economic losses.

We may not be able to expand our operations into new geographic regions, which may cause us to incur expenses that do not result in increased revenues, which would reduce our results of operations.

Our officers have business experience in the Las Vegas, Nevada area. Their relationships with potential borrowers are strongest in Las Vegas. If we continue to expand to other areas, there is no assurance that our officers will be able to develop the business contacts necessary for the business to be successful in such location. If we make capital expenditures to implement an expansion plan, and are not successful and do not generate revenue in the new geographical area, our results of operations may be reduced.

The geographic concentration of the properties underlying our investments may increase our risk of loss.

We have not established any limit upon the geographic concentration of properties underlying our investments. In fact, we intend for our operations to be centered in the Las Vegas, Nevada area. We expect to also invest in Arizona, California, Oregon, New Mexico, Utah, Missouri, and Texas. As a result of our geographic concentration, we may experience more losses than if our investments were diversified. A worsening of economic conditions in Las Vegas could have an adverse effect on our business, including reducing the demand for new financings, limiting the ability of customers to pay financed amounts and impairing the value of our collateral.

We rely on information provided to us by third parties which we cannot always verify in making our investment decisions. If any of these third parties makes an error or misrepresents information to us, we may make investments in assets that do not meet our standard investment criteria.

Our decisions about which loans to fund depends on several factors, such as the third party appraisal of the property involved and our analysis of the financial position of the borrower. If the appraiser makes an error in the appraisal, or the borrower or its accountant makes an error or a misrepresentation in the information provided to us, we will make our decision based on faulty information, which may lead us to invest in an asset which is not within our standard investment criteria. If such a mistake or misrepresentation leads us to make a loan to a higher-risk borrower than our typical borrowers, we may suffer an increased risk of default on the loan, and if in fact the loan is not repaid, our revenues will decline.

Interest rate fluctuations may adversely affect the value of our assets.

Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. Interest rate fluctuations present a variety of risks including the risk of a mismatch between our asset yields and the interest rates on our borrowings, which could reduce the value of our assets and our ability to incur additional indebtedness. As of the date of this report, interest rates are trending up.

We might experience reduced net interest income or a loss from holding fixed rate investments during periods of rising interest rates.

We may continue to fund our investment in mortgage loans with short-term borrowings pursuant to credit agreements with variable interest rates. During periods of rising interest rates, our costs associated with borrowings used to fund the investment in mortgage loans are subject to increases while the income we earn from these assets remains substantially fixed. This would reduce and could eliminate the net interest spread between the loans in which we invest and our borrowings used to make such investments, which would reduce our net interest income and could cause us to suffer a loss. As of the date of this report, interest rates are trending up.

We may incur increased borrowing costs related to credit agreements that would harm our results of operations.

Any borrowing costs under credit agreements will be generally variable and correspond to short-term interest rates, such as LIBOR or a short-term Treasury index, plus or minus a margin. The margins on these borrowings over or under short-term interest rates may vary depending upon a number of factors, including, without limitation:

•	the movement of interest rates; and

•	the availability of financing in the market.

We expect that most of our borrowings will be collateralized borrowings under credit agreements. If the interest rates on these credit agreements increase, our results of operations will be harmed and we may have losses.

Failure to obtain or maintain adequate funding under credit agreements may harm our results of operations.

We are currently dependent on a limited number of credit agreements for funding of our investments. Any failure to obtain or maintain adequate funding under these financing arrangements or on attractive terms could harm our operations and our overall performance. An increase in the cost of financing in excess of any change in the income derived from our mortgage assets could also harm our earnings and reduce the cash available for distributions to our stockholders.

Our leverage strategy increases the risks of our operations, which could reduce our net income and the amount available for distributions or cause us to suffer a loss.

We borrow funds to make investments. We incur this indebtedness by borrowing against a substantial portion of the market value of our assets. Our total indebtedness, however, is limited at 300% of our net assets by our articles of incorporation and will depend on our and our prospective lender's estimate of the stability of our portfolio's cash flow. We face the risk that we might not be able to meet our debt service obligations or a lender's margin requirements from our income and, to the extent we cannot, we might be forced to liquidate some of our assets at disadvantageous prices. Our use of leverage amplifies the risks associated with other risk factors, which could reduce our net income and the amount available for distributions or cause us to suffer a loss. For example:

•
A majority of our borrowings are secured by our investments. A decline in the market value of the assets used to secure these debt obligations could limit our ability to borrow or result in lenders requiring us to pledge additional collateral to secure our borrowings. In that situation, we could be required to sell assets under adverse market conditions in order to obtain the additional collateral required by the lender. If these sales are made at prices lower than the carrying value of the assets, we would experience losses.

•
A default under a mortgage loan that constitutes collateral for a loan could also result in an involuntary liquidation of the mortgage loan, including any cross-collateralized assets. This would result in a loss to us of the difference between the value of the mortgage loan upon liquidation and the amount borrowed against the mortgage loan.

•
To the extent we are compelled to liquidate qualified REIT assets to repay debts, our compliance with the REIT rules regarding our assets and our sources of income could be negatively affected, which would jeopardize our status as a REIT. Losing our REIT status would cause us to lose tax advantages applicable to REITs and would decrease our overall profitability and distributions to our stockholders.

•	If we experience losses as a result of our leverage policy, such losses would reduce the amounts available for distribution to our stockholders.

The liquidation of our assets may be delayed, which may delay the distribution of liquidation proceeds to our stockholders.

Because most of our loans are short-term, with 12-18 month maturities, we will generally hold our investments to maturity. However, during the first seven years after commencement of this offering, to the extent we sell any mortgage loans or property acquired in foreclosure, we intend to use any proceeds from those sales not required to be distributed to stockholders in order to preserve the our status as a REIT to fund or acquire additional mortgage loans and repay outstanding indebtedness. If our shares are listed on a national securities exchange or over-the-counter market, we may reinvest the proceeds from any such sales in mortgage loans for an indefinite period of time. If our shares are not listed by December 31, 2011, we will sell our assets and distribute the net sales proceeds to stockholders, and we will engage only in activities related to our orderly liquidation, unless our stockholders elect otherwise.

Neither our Advisor nor our board of directors may be able to control the timing of the sale of our assets due to market conditions, and we cannot assure you that we will be able to sell our assets so as to return our stockholders' aggregate invested capital, to generate a profit for the stockholders or to fully satisfy our debt obligations. If we take a purchase money obligation in partial payment of the sales price, we will realize the proceeds of the sale over a period of years. Further, any intended liquidation of our company may be delayed beyond the time of the sale of all of our assets until all mortgage loans expire or are sold, because we may have mortgage loans that have terms that do not expire before all of our assets are sold.

An increase in interest rates might cause the value of our assets to decline.

Increases in the general level of interest rates can cause the fair market value of our fixed-rate mortgage loans to decline. Our loans are almost exclusively fixed-rate mortgage loans and will generally be more negatively affected by such increases than adjustable-rate mortgage loans. If unrealized losses in fair value occur, we will have to either reduce current earnings or reduce stockholders' equity without immediately affecting current earnings. In either case, our net book value will decrease to the extent of any realized or unrealized losses in fair value.

Possible market developments could cause our lenders to require us to pledge additional assets as collateral. If our assets are insufficient to meet the collateral requirements, we might be compelled to liquidate particular assets at inopportune times and at disadvantageous prices, which may cause us to experience losses.

Possible market developments, including a sharp or prolonged rise in interest rates or increasing market concern about the value or liquidity of one or more types of the mortgages in which we will invest, might reduce the market value of our portfolio, which might cause our lenders to require additional collateral. Any requirement for additional collateral might compel us to liquidate our assets at inopportune times and at disadvantageous prices, thereby harming our operating results. If we sell assets at prices lower than the carrying value of the assets, we would experience losses.

Because the assets underlying the loans that we expect to acquire might experience periods of illiquidity, we might be prevented from liquidating our collateral at opportune times and prices, and our capital available to acquire new investments will be reduced.

If we are required to foreclose on the real estate securing our loans because of a default by the borrower in the payment of its indebtedness, we bear the risk of being unable to dispose of our collateral at advantageous times and prices or in a timely manner because real estate assets generally experience periods of illiquidity. The lack of liquidity might result from low occupancy rates, high operating expenses, the early stage of development, the absence of a willing buyer or an established market for these assets, as well as legal or contractual restrictions on resale. If we are unable to sell our collateral at opportune times, our capital available to acquire new investments will be reduced and our ability to generate interest revenue will be limited.

Our board of directors may change our operating policies and strategies without prior notice or stockholder approval and such changes could harm our business and results of operations and the value of our stock.

Our board of directors has the authority to modify or waive certain of our current operating policies and our strategies without prior notice and without stockholder approval. We cannot predict the effect any changes to our current operating policies and strategies would have on our business, operating results and value of our stock. However, the effects might be cause harm to us.

Competition might prevent us from acquiring mortgages at favorable spreads over our borrowing costs which would harm our results of operations.

Our net income depends on our ability to acquire assets at favorable spreads over our borrowing costs. In acquiring assets, we compete with other REITs, savings and loan associations, banks, insurance companies, mutual funds, other lenders and other entities that purchase mortgage loans, many of which have greater financial resources than we do. As a result, we may not be able to acquire sufficient assets at favorable spreads over our borrowing costs, which would harm our results of operations.

Insurance will not cover all potential losses on the underlying real properties and the absence thereof may impair our security and harm the value of our assets.

We require that each of the borrowers under the mortgage loans that we acquire obtain comprehensive insurance covering the underlying real property, including liability, fire and extended coverage. There are certain types of losses, however, generally of a catastrophic nature, such as earthquakes, floods and hurricanes, that may be uninsurable or not economically insurable. We do not require borrowers to obtain terrorism insurance. Inflation, changes in building codes and ordinances, environmental considerations, and other factors also might make it infeasible to use insurance proceeds to replace a property if it is damaged or destroyed. Under such circumstances, the insurance proceeds, if any, might not be adequate to restore the economic value of the underlying real property, which might impair our security and decrease the value of our assets.

We depend on our key personnel, especially Todd Parriott, and the loss of any of our key personnel could severely and detrimentally affect our operations.

We depend on the diligence, experience and skill of our officers and the people working on behalf of our Advisor for the selection, acquisition, structuring and monitoring of our mortgage loan investments and associated borrowings. In particular, we are dependent on Mr. Parriott to perform the Advisor's duties and if he is unable to do so, our results of operations will be negatively impacted. Mr. Parriott performs the duties of Chief Executive Officer of the Advisor and as our Chairman of the Board, Chief Executive Officer, President and Chief Investment Officer. Mr. Parriott founded us and our Advisor, and his continued service is critical to our overall operations and strategic direction. If Mr. Parriott is unable to perform our Advisor's duties, we may not be able to identify the same quantity or quality of investments. In addition, the relationships that Mr. Parriott and our other officers have developed with existing and prospective developers of residential and commercial real estate are critically important to our business. We have not entered into employment agreements with our senior officers. We do not currently employ personnel dedicated solely to our business, and our officers are free to engage in competitive activities in our industry. The loss of any key person could harm our business, financial condition, cash flow and results of operations.

RISKS RELATED TO OUR ADVISOR

Our results may suffer as a consequence of a conflict of interest arising out of our relationship with our Advisor. We pay our Advisor a base management fee based on the amount of invested assets and incentive compensation based on our portfolio's performance. This arrangement may lead our Advisor to recommend riskier or more speculative investments regardless of their long-term performance in an effort to maximize its compensation.

The base management fee we pay our Advisor is based on the amount of assets invested, which provides incentive for our Advisor to invest our assets quickly, and possibly in riskier investments regardless of their performance. In addition to its base management fee, our Advisor earns incentive compensation for each fiscal quarter equal to a specified percentage of the amount by which our net income, before deducting incentive compensation, net operating losses and certain other items, exceeds a return based on the 10 year U.S. Treasury rate plus 1%. The percentage for this calculation is the weighted average of the following percentages based on our Average Invested Assets for the period:

•	20% for the first $200 million of our Average Invested Assets; and

•	10% of our Average Invested Assets in excess of $200 million.

When evaluating our portfolio's performance to calculate the amount of incentive compensation, we do not take into account any net income distributed to us by Consolidated Mortgage. Pursuant to the formula for calculating our Advisor's incentive compensation, our Advisor shares in our profits but not in our losses. Consequently, as our Advisor evaluates different mortgage loans and other investments for our account, there is a risk that our Advisor will cause us to assume more risk than is prudent in an attempt to increase its incentive compensation. Other key criteria related to determining appropriate investments and investment strategies, including the preservation of capital, might be under-weighted if our Advisor focuses exclusively or disproportionately on maximizing its income. The advisory agreement was not negotiated at arm's length and provides for substantial compensation to the Advisor.

Our Advisor has significant influence over our affairs, and might cause us to engage in transactions that are not in our or our stockholders' best interests.

In addition to managing us and having at least two of its designees as members of our board, our Advisor provides advice on our operating policies and strategies. Our Advisor may also cause us to engage in future transactions with it and its affiliates, subject to the approval of, or guidelines approved by, the independent directors. Our directors, however, rely primarily on information supplied by our Advisor in reaching their determinations. Accordingly, our Advisor has significant influence over our affairs, and may cause us to engage in transactions which are not in our best interest.

Our success will depend on the performance of our Advisor and if our Advisor or our board of directors makes inadvisable investment or management decisions, our operations could be impaired, potentially causing us to suffer a loss.

Our ability to achieve our investment objectives and to pay distributions to our stockholders is dependent upon the performance of our Advisor in evaluating potential investments, selecting and negotiating mortgage loans, selecting borrowers, setting mortgage loan terms and determining financing arrangements. You will have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments. You must rely entirely on the analytical and management abilities of our Advisor and the oversight of our board of directors. If our Advisor or our board of directors makes inadvisable investment or management decisions, our operations could be impaired, potentially causing us to suffer a loss.

We may be obligated to pay our Advisor incentive compensation even if we incur a loss.

Pursuant to the advisory agreement, our Advisor is entitled to receive incentive compensation for each fiscal quarter in an amount equal to a tiered percentage of the excess of our taxable income for that quarter (before deducting incentive compensation, net operating losses and certain other items) above a threshold return for that quarter. When evaluating our portfolio’s performance to calculate the amount of incentive compensation, we do not take into account any net income distributed to us by Consolidated Mortgage. In addition, the advisory agreement further provides that our taxable income for incentive compensation purposes excludes net capital losses that we may incur in the fiscal quarter, even if such capital losses result in a net loss on our statement of operations for that quarter. Thus, we may be required to pay our Advisor incentive compensation for a fiscal quarter even if there is a decline in the value of our portfolio or we incur a net loss for that quarter.

Investors may not be able to estimate with certainty the aggregate fees and expense reimbursements that will be paid to our Advisor under the advisory agreement due to the time and manner in which our Advisor's incentive compensation and expense reimbursements are determined.

Our Advisor is entitled to substantial fees pursuant to the advisory agreement. Our Advisor's base management fee is calculated as a percentage of our Average Assets Invested. Our Advisor's incentive compensation is calculated as a tiered percentage of our taxable income (before deducting certain items) in excess of a threshold amount of taxable income and is indeterminable in advance of a particular period. When evaluating our portfolio's performance to calculate the amount of incentive compensation, we do not take into account any net income distributed to us by Consolidated Mortgage. Since payments of base management fees, incentive compensation and expense reimbursements are determined at future dates based upon our then-applicable Average Invested Assets, results of operations and actual expenses incurred by our Advisor, such fees and expense reimbursements cannot be estimated with mathematical certainty. We can provide no assurance at this time as to the amount of any such base management fee, incentive compensation or expense reimbursements that may be payable to our Advisor in the future

Our Advisor may render services to other entities, which could reduce the amount of time and effort that our Advisor devotes to us.

The advisory agreement does not restrict the right of our Advisor, any persons working on its behalf or any of its affiliates to carry on their respective businesses, including the rendering of advice to others regarding investments in mortgage loans that would meet our investment criteria. Currently, we are our Advisor's only client; however, under the terms of the advisory agreement, our Advisor may take on other clients and be involved in related businesses. For example, Mr. Parriott, our President, is also the President of ARJ, and spends some time managing private investors who invest through Consolidated Mortgage. In addition, the advisory agreement does not specify a minimum time period that our Advisor and its personnel must devote to managing our investments. The ability of our Advisor to engage in these other business activities, and specifically to manage mortgages for third parties, could reduce the time and effort it spends managing our portfolio to the detriment of our investment returns.

Our Advisor's liability is limited under the advisory agreement, and we have agreed to indemnify it against certain liabilities.

Our Advisor has not assumed any responsibility to us other than to render the services described in the advisory agreement, and will not be responsible for any action of our board of directors in following or declining to follow our Advisor's advice or recommendations. Our Advisor and its directors, officers and employees will not be liable to us for acts performed by its officers, directors, or employees in accordance with and pursuant to the advisory agreement, except for acts constituting gross negligence, recklessness, willful misconduct or active fraud in connection with their duties under the advisory agreement. We indemnify our Advisor and its directors, officers and employees with respect to all expenses, losses, damages, liabilities, demands, charges and claims arising from acts of our Advisor not constituting gross negligence, recklessness, willful misconduct or active fraud.

If our Advisor terminates the advisory agreement, we may not be able to find an adequate replacement Advisor.

Our Advisor may terminate the advisory agreement without cause or elect not to renew the agreement, without penalty on 60 days prior written notice to us. If our Advisor terminates our agreement, we may not be able to find an adequate replacement Advisor, or our delay in retaining an adequate replacement Advisor may adversely affect our business operations.

RISKS RELATED TO LEGAL AND TAX REQUIREMENTS

If we fail to qualify or are disqualified as a REIT, we will be subject to tax as a regular corporation and face substantial tax liability.

Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which only a limited number of judicial or administrative interpretations exist. Accordingly, it is not certain we will be able to remain qualified as a REIT for U.S. federal income tax purposes. Even a technical or inadvertent mistake could jeopardize our REIT status. Furthermore, Congress or the IRS might change tax laws or regulations and the courts might issue new rulings, in each case potentially having retroactive effect that could make it more difficult or impossible for us to qualify as a REIT. If we fail to qualify as a REIT in any tax year, then:

•
we would be taxed as a regular domestic corporation, which, among other things, means that we would be unable to deduct distributions to stockholders in computing taxable income and we would be subject to U.S. federal income tax on our taxable income at regular corporate rates;

•
any resulting tax liability could be substantial, would reduce the amount of cash available for distribution to stockholders, and could force us to liquidate assets at inopportune times, causing lower income or higher losses than would result if these assets were not liquidated; and

•
unless we were entitled to relief under applicable statutory provisions, we would be disqualified from treatment as a REIT for the subsequent four taxable years following the year during which we lost our qualification and, thus, our cash available for distribution to our stockholders would be reduced for each of the years during which we did not qualify as a REIT.

Even if we remain qualified as a REIT, we might face other tax liabilities that reduce our cash flow. Further, we might be subject to federal, state and local taxes on our income and property. Any of these taxes would decrease cash available for distribution to our stockholders.

Our management team has limited experience managing a REIT.

Our management team has experience managing a REIT since our commencement of operations in August 2004. Because of management's limited REIT experience, we might not be able to successfully implement our operating and investment policies.

Complying with REIT requirements might cause us to forego otherwise attractive opportunities.

In order to continue to qualify as a REIT for U.S. federal income tax purposes, we must satisfy tests concerning, among other things, our sources of income, the nature of our assets, the amounts we distribute to our stockholders and the ownership of our stock. We may also be required to make distributions to our stockholders at disadvantageous times or when we do not have funds readily available for distribution. Thus, compliance with REIT requirements may cause us to forego opportunities we would otherwise pursue.

In addition, the REIT provisions of the Internal Revenue Code impose a 100% tax on income from "prohibited transactions." Prohibited transactions generally include sales of assets that constitute inventory or other property held for sale in the ordinary course of a business, other than foreclosure property. This 100% tax could impact our desire to sell assets at otherwise opportune times if we believe such sales could be considered a prohibited transaction.

Complying with REIT requirements may force us to liquidate otherwise attractive investments.

In order to continue to qualify as a REIT, we must ensure that at the end of each calendar quarter at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets. The remainder of our investment in securities generally cannot include more than 10% of the outstanding voting securities of any one issuer (other than a taxable REIT subsidiary) or more than 10% of the total value of the outstanding securities of any one issuer (other than a taxable REIT subsidiary). In addition, generally, no more than 5% of the value of our assets can consist of the securities of any one issuer (other than a taxable REIT subsidiary). In the case of taxable REIT subsidiaries, no more than 20% of the value of our assets can consist of securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements, we must dispose of a portion of our assets within 30 days after the end of the calendar quarter in order to avoid losing our REIT status and suffering adverse tax consequences.

Our investment in taxable REIT subsidiaries may exceed statutory limit.

We have established a wholly-owned subsidiary, Desert Capital TRS, Inc., which has elected to be treated as a taxable REIT subsidiary (TRS). The TRS will invest in, among other things, assets which we could not directly own due to the asset ownership restrictions of the Internal Revenue Code. On November 10, 2004, Desert Capital and the TRS entered into an agreement to acquire Consolidated Mortgage. The acquisition was structured as an installment sale, and as of October 5, 2005, the TRS owned 100% of the equity of Consolidated Mortgage. See "Business—Acquisition of Consolidated Mortgage." We do not expect that the securities of TRS, combined with the securities of any other taxable REIT subsidiary, will at any time represent more than 20% of the value of our assets. However, in the event that they do, our status as a REIT would be jeopardized, and we would need to dispose of some or all of the securities or seek other statutory or regulatory relief. The consequences could include the disposal of an otherwise attractive investment, the payment of penalties and/or the loss of our REIT status.

Complying with REIT requirements may force us to borrow to make distributions to our stockholders.

As a REIT, we must distribute 90% of our annual taxable income (subject to certain adjustments) to our stockholders. From time to time, we might generate taxable income greater than our net income for financial reporting purposes from, among other things, amortization of capitalized purchase premiums, or our taxable income might be greater than our cash flow available for distribution to our stockholders. If we do not have other funds available in these situations, we might be unable to distribute 90% of our taxable income as required by the REIT rules. In that case, we would need to borrow funds, sell a portion of our assets potentially at disadvantageous prices or find another alternative source of funds. These alternatives could increase our costs or reduce our equity and reduce amounts available to invest in loans and other assets.

Failure to maintain an exemption from the Investment Company Act would harm our results of operations.

We intend to conduct our business so as not to become regulated as an investment company under the Investment Company Act of 1940, as amended.

The Investment Company Act exempts entities that are primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on, and interests in, real estate. Under the current interpretation of the SEC staff, in order to qualify for this exemption, we must maintain at least 55% of our assets directly in these qualifying real estate interests. If we fail to qualify for this exemption, our ability to use leverage would be substantially reduced and we would be unable to conduct our business as described in this report.

Misplaced reliance on legal opinions or statements by borrowers could result in a failure to comply with REIT income or assets tests.

When purchasing mortgage loans, we may rely on opinions of counsel for the borrower, or statements made in the underlying loan documents, for purposes of determining whether and to what extent those securities constitute REIT real estate assets for purposes of the REIT asset tests and produce income that qualifies under the REIT gross income tests. The inaccuracy of any such opinions or statements may adversely affect our REIT qualification and result in significant corporate-level tax.

One-action rules may harm the value of the underlying property.

Several states have laws that prohibit more than one action to enforce a mortgage obligation, and some courts have construed the term "action" broadly. In such jurisdictions, if the judicial action is not conducted according to law, there may be no other recourse in enforcing a mortgage obligation, thereby decreasing the value of the underlying property.

We may be harmed by changes in various laws and regulations.

Changes in the laws or regulations governing our Advisor or its affiliates may impair our Advisor's or its affiliates' ability to perform services in accordance with the advisory agreement. Our business may be harmed by changes to the laws and regulations affecting our Advisor or us, including changes to securities laws and changes to the Internal Revenue Code applicable to the taxation of REITs. New legislation may be enacted into law or new interpretations, rulings or regulations could be adopted, any of which could harm us, our Advisor and our stockholders, potentially with retroactive effect.

Legislation was enacted that reduces the maximum tax rate of non-corporate taxpayers for capital gains (for taxable years ending on or after May 6, 2003 and before January 1, 2009) and for dividends (for taxable years beginning after December 31, 2002 and before January 1, 2009) to 15%. Generally, dividends paid by REITs are not eligible for the new 15% U.S. federal income tax rate, with certain exceptions discussed at "U.S. Federal Income Tax Considerations—Taxation of Taxable United States Stockholders—Distributions Generally." Although this legislation does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable treatment of regular corporate dividends could cause investors who are individuals to consider stocks of other corporations that pay dividends as more attractive relative to stocks of REITs. It is not possible to predict whether this change in perceived relative value will occur, or what the effect will be on the market price of our common stock.

We may incur excess inclusion income that would increase the tax liability of our stockholders.

In general, dividend income that a tax-exempt entity receives from us should not constitute unrelated business taxable income as defined in Section 512 of the Internal Revenue Code. If we realize excess inclusion income and allocate it to stockholders, this income cannot be offset by net operating losses. If the stockholder is a tax-exempt entity, then this income would be fully taxable as unrelated business taxable income under Section 512 of the Internal Revenue Code. If the stockholder is foreign, it would be subject to U.S. federal income tax withholding on this income without reduction pursuant to any otherwise applicable income-tax treaty.

We generally structure our borrowing arrangements in a manner designed to avoid generating significant amounts of excess inclusion income. Some types of tax-exempt entities, including voluntary employee benefit associations and entities that have borrowed funds to acquire their shares of our common stock, may be required to treat a portion of or all of the dividends they may receive from us as unrelated business taxable income. Finally, we may invest in equity securities of other REITs and it is possible that we might receive excess inclusion income from those investments.

ITEM 2. PROPERTIES

We own an approximately 40,000 square foot office building located at 1291 Galleria Drive, Henderson, NV 89014. Our principal offices are located inside this building and any space that we do not utilize is leased to third parties.

ITEM 3.LEGAL PROCEEDINGS

We are not a party to any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of our stockholders during the fourth quarter of the fiscal year ended December 31, 2005.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

There is no established public trading market for our common stock. As of March 10, 2005 the approximate number of record holders of our common stock was 1,818. Our Board of Directors declared monthly dividends on the last day of each month, payable to stockholders of record at the close of business on the last day of each month, prorated to the date admitted as a stockholder. The following table lists the declaration dates and per share amounts:

	2005	2004
January 31	$0.075	$-
February 28	0.075	-
March 31	0.075	-
April 30	0.100	-
May 31	0.100	-
June 30	0.100	-
July 31	0.100	-
August 31	0.100	-
September 30	0.100	0.075
October 31	0.100	0.075
November 30	0.100	0.075
December 31	0.100	0.075
Total	$1.125	$0.30

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

As of December 31, 2005 we had sold approximately 9.39 million shares of our common stock (“Shares”) for aggregate gross proceeds before Offering costs and selling commissions of approximately $93.9 million. Of these amounts, 20,000 shares or $200,000 of our common stock were sold to our Advisor.

In connection with the Offering, we incurred approximately $7.67 million of selling commissions and $2.53 million of other costs related to the issuance and distribution of the Shares through December 31, 2005. The selling commissions were paid to CMC Financial Services, the dealer-manager for the offering, and our affiliate. We will continue to incur similar costs in the future as additional shares are sold. As of December 31, 2005, net proceeds to us from the Offering were $83.7 million.

We did not repurchase any of our securities during the fourth quarter.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data as of and for the years ended December 31, 2005 and 2004 are derived from our financial statements that have been audited by Eide Bailly LLP, registered public accounting firm, and are included as Item 8 of this annual report on Form 10-K.

The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with our financial statements and notes thereto.

	Year Ended
	December 31
	2005	2004
Interest income	$4,781,469	$458,697
Non-interest income	13,443,953	126,457
Total revenue	18,225,422	585,154

Net income (loss)	5,311,277	(13,176)
Net income (loss) per share	1.09	(0.04)

Total assets	97,525,792	23,555,354
Total stockholders' equity	82,824,329	16,782,988

Dividends declared per share	$1.125	$0.30

The significant increases in 2005 as compared to 2004 are primarily due to the acquisition of Consolidated Mortgage and the increased sale of our equity securities. Please see Management’s Discussion and Analysis of Financial Condition and Results of Operations for a more detailed discussion.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes to those statements included elsewhere in this document. This discussion may contain certain forward-looking statements. Forward-looking statements are those that are not historical in nature. They can often be identified by their inclusion of words such as “will,” “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend” and similar expressions. Any projection of revenues, earnings or losses, capital expenditures, distributions, capital structure or other financial terms is a forward-looking statement.

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

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the events described by our forward-looking statements might not occur. We qualify any and all of our forward-looking statements by these cautionary factors. In addition, you should carefully review the risk factors describe in the registration statements we file from time to time with the Securities and Exchange Commission.

General

We were formed in December 2003 as a Maryland corporation to invest in loans made to owners and developers of real estate properties. Our strategy is to fund or acquire mortgage loans, finance these fundings and purchases through equity capital and use leverage in order to provide an attractive return on stockholders' equity. Through this strategy, we seek to earn income, which is generated from the spread between the yield on our earning assets and our costs, including the interest cost of the funds we borrow. Our revenues are generated by interest payments made by borrowers on all loans that we either fund or acquire. We also originate loans through our, wholly-owned subsidiary, Consolidated Mortgage LLC, which provides us additional revenues from origination and servicing fees. Effective October 5, 2005, Consolidated Mortgage became our wholly-owned subsidiary.

We commenced operations in August 2004 and at December 31, 2005 had $97.6 million in assets, of which $69.2 million consisted of mortgage loans and loans held-for-sale. We are an externally managed REIT, with our operations being managed by Burton Management Company, Ltd., our “Advisor”. As of December 31, 2005, our investment portfolio consisted of 155 mortgage loans generally with a term of between 12-18 months; however, there is no limitation in our charter documents or asset acquisition policy on the term of the mortgage loans in our portfolio. Set forth below is a description of the types of loans in which we invest:

Acquisition of Raw and Unimproved Land. Generally, we invest in loans for the acquisition of raw and unimproved land with a principal amount of up to 60% of the appraised value of the property.

Acquisition of Development Loans. Development loans enable borrowers to complete the basic infrastructure and development of their property prior to the construction of buildings or residences. Such development may include installing utilities, sewers, water pipe, or streets. Generally, we invest in development loans with a principal amount of up to 65% of the appraised value of the property.

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

Residential Loans. Residential loans facilitate the purchase or refinance of existing one to four family residential property units. Generally, we invest in residential loans with a principal amount of up to 75% of appraised value of the property.

We have established a wholly-owned subsidiary, Desert Capital TRS, Inc., which has elected to be treated as a taxable REIT subsidiary (TRS), resulting in it being subject to taxation at regular C corporation rates. The TRS will invest in, among other things, assets which we could not directly own due to the asset ownership restrictions of the Internal Revenue Code. On November 10, 2004, Desert Capital and the TRS entered into an agreement to acquire Consolidated Mortgage. The acquisition was structured as an installment sale, and as of October 5, 2005, the TRS owned 100% of the equity of Consolidated Mortgage. See "Acquisition of Consolidated Mortgage." Consolidated Mortgage was established in 1977 and originates loans for land, development and construction on residential and commercial properties. Mr. Parriott, our Chief Executive Officer, was the President of Consolidated Mortgage until December 2003, and was re-elected as President in October 2005.

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

As of December 31, 2005, we had sold approximately 9.39 million shares of our common stock (“Shares”) for aggregate gross proceeds before Offering costs and selling commissions of approximately $93.9 million. Of these amounts, 20,000 shares or $200,000 of our common stock were sold to our Advisor.

In connection with the Offering, we incurred approximately $10.2 million of costs related to the issuance and distribution of the Shares through the year ended December 31, 2005. We will continue to incur similar costs in the future as additional shares are sold.

Critical Accounting Policies and Management Estimates

Our financial statements are prepared in accordance with GAAP. The application of these accounting policies will require our management to make certain judgments and estimates that directly affect our financial reporting results. We consider the policies discussed below to be critical to an understanding of our financial statements. Specific risks for these critical accounting policies are described in the following paragraphs. In regard to these policies, we caution you that we have limited operating history and future events rarely develop exactly as forecasted, and the best estimates of our management will likely require adjustment. See “Note 2 - Summary of Significant Accounting Policies” to our financial statements for a more complete description of these policies.

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

Loans

The Company generally invests in 12- to 18-month mortgage loans to borrowers. Loans are stated at unpaid principal balances, less the allowance for loan losses. Ninety-four percent of the loan portfolio consists of mortgage loans throughout Southern Nevada, 5.2% consists of loans throughout Arizona, and the remaining 0.8% consists of loans throughout Utah. The ability of the Company’s borrowers to pay the notes is dependent upon the real estate and general economic conditions in this area.

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

Recent Accounting Developments

    In December 2004, the FASB published SFAS 123(R) entitled “Share-Based Payment.” It requires all public companies to report share-based compensation expense at the grant date fair value of the related share-based awards. We were required to adopt the provisions of the standard effective for periods beginning after June 15, 2005. The interpretation did not have a material effect on our financial condition or results of operations.

Results of Operations - Year ended December 31, 2005 compared to year ended December 31, 2004

Revenues

Interest income increased $4.3 million, or 860%, to $4.8 million in 2005 from $500,000 for the year ended December 31, 2004. This increase was due to a full year’s results in 2005 as compared to a partial year’s results in 2004, and a 769% increase in the average balance of the loan portfolio from $3.9 million for the period ended December 31, 2004 to $33.9 million in 2005 due to increased loan originations as a result of the ongoing sale of our equity securities. The average yield on the assets decreased 4.7% to 12.27% in 2005 from 12.88% in 2004, as a result of an 8.8% decrease in the average amount of second deeds of trust outstanding in 2005 as compared to 2004.

Non-interest income increased $13.3 million, or 13300%, to $13.4 million in 2005 from $100,000 for the year ended December 31, 2004. This increase was primarily due to the purchase of Consolidated Mortgage and the consolidation of the financial statements in 2005. Consolidated Mortgage generates its revenues from loan origination and servicing fees from borrowers. In 2005 Consolidated Mortgage originated loans of $454 million and average origination fees amounted to 2.1% of principal funded. Management believes that it will continue to generate similar returns in the future.

Expenses

Interest expense increased $1.0 million, or 1000%, to $1.1 million in 2005 from $100,000 for the year ended December 31, 2004. This increase was due to a full year’s results in 2005 as compared to a partial year’s results in 2004, a 763% increase in the average debt financing on or loan portfolio from $1.6 million for the period ended December 31, 2004 to $13.8 million in 2005 due to increased loan originations, as well as a 39.6% increase in the average cost of these borrowings from 5.63% to 7.86% as a result of increased market rates of interest and principal amounts of borrowings.

Non-interest expenses increased $8.9 million, or 1780%, to $9.4 million in 2005 from $500,000 for the year ended December 31, 2004. This increase was primarily due to the purchase of Consolidated Mortgage and the consolidation of the financial statements in 2005. Management believes that it will continue to incur similar costs in the future.

Income allocated to minority interest was $1.7 million for the year ended December 31, 2005. This amount represents the portion of our 2005 net income allocated to the previous owner of Consolidated Mortgage. In October 2005 we obtained 100% of Consolidated Mortgage and therefore no net income will be allocated to a minority interest in the future resulting from this transaction.

Taxable Income

REIT taxable net income is calculated according to the requirements of the Internal Revenue Code, rather than GAAP. The following table reconciles GAAP net income to REIT taxable net income for the twelve months ended December 31, 2005 and 2004:

	Twelve months ended
	December 31,
	2005	2004
GAAP net income (loss)	$5,311,277	$(13,176)
Adjustments to GAAP net income (loss):
Provision for loan loss	55,825	21,904
Net adjustment for TRS income	(1,249,653)	(56,458)

REIT taxable net income (loss)	$4,117,449	$(47,730)

    Our income calculated for tax purposes differs from income calculated in accordance with GAAP. The primary reason for the difference is that the financial statements of the REIT and its taxable REIT subsidiaries are consolidated for GAAP purposes while they are not consolidated for tax purposes. The distinction between taxable income and GAAP income is important to our stockholders because distributions are declared on the basis of REIT taxable income. While we generally will not be required to pay income taxes on our REIT taxable income as long as we satisfy the REIT provisions on the Internal Revenue Code, each year we will be required to complete a U.S. federal income tax return wherein taxable income is calculated. This taxable income level will determine the minimum level of distribution we must pay to our stockholders. There are limitations associated with REIT taxable net income. For example, this measure does not reflect net capital losses during the period and, thus, by itself is an incomplete measure of our financial performance over any period. As a result, our REIT taxable net income should be considered in addition to, and not as a substitute for, our GAAP-based net income as a measure of our financial performance.

Funds From Operations (“FFO”)

FFO is a widely recognized measure of REIT performance. The National Association of Real Estate Investment Trusts currently defines FFO as net income (computed in accordance with GAAP), excluding gains (or losses) from depreciable operating property sales, plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. We present FFO because we consider it an important supplemental measure of our operating performance. We believe that in order to facilitate a clear understanding of our consolidated operating results, FFO should be examined in conjunction with net income as presented in the consolidated statements of operations.

Funds from Operations for the twelve months ended December 31, 2005 and 2004 is as follows:

	Twelve months ended
	December 31,
	2005	2004
GAAP net income (loss)	$5,311,277	$(13,176)
Add:
Depreciation	137,388	-

Funds From Operations	$5,448,665	$(13,176)

Contractual Obligations and Commitments

The Company has entered into an advisory agreement with our Advisor. The Company also has contracts in place with ARJ Management, Inc. and CMC Financial Services. See Note 13 to the financial statements for significant terms of the contracts.

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

Liquidity and Capital Resources

Our primary sources of funds for liquidity consist of funds raised from our public equity offering which commenced in August 2004 and is still ongoing, borrowings under our credit arrangements, net cash provided by operating activities, and repayments of outstanding loans.

In August 2004 we commenced a public offering of our common stock. Through December 31, 2005, we received gross proceeds of $93.9 million. These proceeds were used to invest in mortgage loans and pay the offering expenses.

 We currently have a $15 million credit facility that matures in July 2006. Borrowings under our credit facility bear interest at the 10-year Treasury Rate plus 3% for outstanding balances of $5 million of less and 13% for outstanding balances greater than $5 million. Depending on market conditions, we may incur debt up to 300% of our net assets. We expect to use borrowings under our credit facility and any future borrowings under other lines of credit with commercial banks to fund or acquire loans secured by real estate. The borrowings under our existing credit facility are, and some or all of our future debt may be, secured by some or all of our assets. If we default in the payment of interest or principal on any such debt, breach any representation or warranty in connection with any borrowing or violate any covenant in any loan document, our lender may accelerate the maturity of such debt requiring us to immediately repay all outstanding principal. If we are unable to make such payment, our lender could foreclose on our assets that are pledged as collateral to that lender. The lender could also sue us or force us into bankruptcy. Any of these events would likely have a material adverse effect on the value of an investment in our common stock. At December 31, 2005 we had an outstanding balance of $5 million, and we were in compliance with all covenants under the credit facility.

We also have a $5 million revolving credit facility with Bank West of Nevada that matures in October 2006. The facility is drawn on to close loans when we have not received all investors’ funds in house and we have a funding deadline. Once the investors’ funds are received we are assigned off of the loan and the facility is repaid. The facility is secured by the corresponding notes. The interest rate on the facility is prime plus three quarters of one percent. The outstanding balance on December 31, 2005 was $484,700.

 Net cash provided by operating activities for the twelve months ended December 31, 2005, was approximately $7.5 million, which was primarily generated from interest on our mortgage notes receivable and fees generated from originating and servicing loans. We expect cash flows from operating activities to increase as we continue to invest proceeds from the Offering into mortgage loans and generate additional origination fees.

In order to continue to qualify as a REIT and to avoid corporate-level tax on the income we distribute to our stockholders, we are required to distribute at least 90% of our REIT taxable income on an annual basis. Therefore, once the net proceeds we receive from the offering are substantially fully invested, we need to continue to borrow in order to grow our business and acquire additional assets. Our sources of funds are primarily the net proceeds from the offering, operating cash flows and borrowings. Operating cash flows consist of fees and interest received on mortgage loans and investments. Liquidity is also generated through lines of credit with commercial banks. We believe that we will continue to be able to obtain financing in amounts and on terms that are acceptable to us and consistent with our business strategy. We believe that these cash resources are sufficient to satisfy our immediate liquidity requirements, and we do not anticipate a need to raise funds from other than these sources within the next 12 months.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Audit Committee
Desert Capital REIT, Inc.
Henderson, Nevada

We have audited the accompanying balance sheets of Desert Capital REIT, Inc. as of December 31, 2005 and 2004, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we do not express such an opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Desert Capital REIT, Inc. as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

Aberdeen, South Dakota
March 6, 2006

DESERT CAPITAL REIT, INC.
Consolidated Balance Sheets
	December 31, 2005	December 31, 2004
ASSETS
Mortgage investments - net	$67,649,251	$17,217,116
Loans held-for-sale	1,461,147	-
Goodwill	13,388,555	-
Building and equipment - net	8,029,250	-
Land	1,820,000	-
Cash	4,459,289	2,375,309
Investment in subsidiary	-	3,501,047
Other	718,300	461,882

Total assets	$97,525,792	$23,555,354

LIABILITIES AND STOCKHOLDERS' EQUITY
Notes payable	$12,112,386	$6,322,139
Dividends payable	880,633	126,270
Accounts payable and accrued expenses	1,708,444	323,957

Total liabilities	14,701,463	6,772,366

Preferred stock, $0.01 par value: 15,000,000 shares
authorized, none outstanding	-	-
Common stock, $0.01 par value: 100,000,000 shares authorized; 9,388,994, and 1,996,386
shares issued and outstanding on December 31, 2005, and December 31, 2004, respectively	93,890	19,964
Additional paid-in capital	83,005,684	16,782,200
Retained earnings	(275,245)	(19,176)

Total stockholders' equity	82,824,329	16,782,988

Total liabilities and stockholders' equity	$97,525,792	$23,555,354

DESERT CAPITAL REIT, INC.
Consolidated Statements of Operations
	Twelve Months Ended December 31,
	2005	2004	2003
INTEREST INCOME:
Mortgage notes receivable	$4,571,026	$458,458	$-
Other interest	210,443	239	-

Total interest income	4,781,469	458,697	-

INTEREST EXPENSE:
Interest expense	1,081,434	92,925	-

Total interest expense	1,081,434	92,925	-

Net interest income	3,700,035	365,772	-
Provision for loan losses	55,825	21,904	-

Net interest income after provision for loan loss	3,644,210	343,868	-

NON-INTEREST INCOME:
Loan brokerage fees	10,961,733	-	-
Service and other loan fees	2,197,447	-	-
Income from investment in subsidiary	-	126,047	-
Other	284,773	410	-

Total non-interest income	13,443,953	126,457	-

NON-INTEREST EXPENSE:
Compensation	2,047,559	140,722	-
Management fees	3,608,834	35,516	-
Professional fees	1,866,697	85,571	6,000
Insurance	422,775	127,500	-
Other	1,466,031	65,107	-

Total non-interest expense	9,411,896	454,416	6,000

Net income before taxes	7,676,267	15,909	(6,000)

Income tax expense	669,889	29,085	-

Income before minority interest	7,006,378	(13,176)	-
Income allocated to minority interest	1,695,101	-	-

Net income	$5,311,277	$(13,176)	$(6,000)

Net earnings (loss) per share - basic and diluted	1.09	(0.04)	(15.58)

Funds From Operations	1.12	(0.04)	(15.58)

Weighted average outstanding shares	4,877,055	373,013	385

See accompanying notes to financial statements.

DESERT CAPITAL REIT, INC.
Consolidated Statements of Cash Flows
	Twelve Months Ended December 31,
	2005	2004	2003
OPERATING ACTIVITIES
Net income (loss)	$5,311,277	$(13,176)	$(6,000)
Adjustments to reconcile net income (loss) to net cash
Depreciation	160,578	-	-
Minority interest	1,695,101	(126,047)	-
Stock based compensation	94,445	22,222	-
Provision for loan loss	55,825	21,904	-
Net change in
Other assets	(434,418)	(281,882)	-
Accounts payable	611,873	261,278	3,980

Net cash provided by operating activities	7,494,681	(115,701)	(2,020)

INVESTING ACTIVITIES
Investment in subsidiary (net of cash received of $1,039,908)	(7,960,092)	-	-
Net increase in mortgage notes receivable	(49,360,567)	(17,239,020)	-
Increase in land	(1,820,000)	-	-
Acquisition of building and equipment	(7,748,317)	(180,000)	-

Net cash used by investing activities	(66,888,976)	(17,419,020)	-

FINANCING ACTIVITIES
Net increase in borrowings	4,538,847	5,922,139	400,000
Issuance of common stock	69,522,070	16,188,859	200,000
Dividends on common stock	(3,068,025)	(162,639)	-
Dividends to minority interest	(2,034,006)	-	-
Offering costs paid	(7,480,612)	(2,220,531)	(415,778)

Net cash provided by financing activities	61,478,274	19,727,828	184,222

Net increase in cash	2,083,980	2,193,107	182,202
Cash at beginning of period	2,375,309	182,202	-
Cash at end of period	$4,459,289	$2,375,309	$182,202

Cash paid for interest	$1,035,544	$44,822	$-
Cash paid for taxes	30,806	-	-
Capitalized interest	98,980	-	-

Supplemental schedule of non-cash investing and financing

Common stock issued in exchange for interest in subsidiary	1,125,000	3,375,000	-
Common stock issued as repayment of indebtedness	1,322,139	-	-
Common stock issued for dividend reinvestment program	1,744,958	-	-
Common stock dividends declared but not paid	880,633	126,270	-
Offering costs incurred but not paid	$90,929	$58,700	$-

See accompanying notes to financial statements.

DESERT CAPITAL REIT, INC.
Consolidated Statements of Changes in Stockholders' Equity

	Common Stock Shares	Common Stock Par Value	Additional Paid - in Capital	Retained Earnings	Total
Date of inception - December 17, 2003	-	-	-	-	-

Issuance of common stock	20,000	$200	$199,800	$-	$200,000

Stock based compensation	-	-	-	-	-

Dividends on common stock	-	-	-	-	-

Offering Costs	-	-	-	-	-

Net income (loss)	-	-	-	(6,000)	(6,000)

Balance at December 31, 2003	20,000	$200	$199,800	$(6,000)	$194,000

Issuance of common stock	1,956,386	19,564	19,544,295	-	19,563,859

Stock based compensation	20,000	200	22,022	-	22,222

Dividends on common stock	-	-	(288,909)	-	(288,909)

Offering costs	-	-	(2,695,008)	-	(2,695,008)

Net income (loss)	-	-	-	(13,176)	(13,176)

Balance at December 31, 2004	1,996,386	$19,964	$16,782,200	$(19,176)	$16,782,988

Issuance of common stock	7,372,608	73,726	73,641,882	-	73,715,608

Stock based compensation	20,000	200	94,445	-	94,645

Dividends on common stock	-	-	-	(5,567,347)	(5,567,347)

Offering costs	-	-	(7,512,843)	-	(7,512,843)

Net income (loss)	-	-	-	5,311,278	5,311,278

Balance at December 31, 2005	9,388,994	$93,890	$83,005,684	$(275,245)	$82,824,329

See accompanying notes to financial statements.

Desert Capital REIT, INC.
Notes to Consolidated Financial Statements
December 31, 2005

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

On November 10, 2004, the Company entered into an agreement to acquire Consolidated Mortgage LLC for $13.5 million, consisting of 450,000 shares of the Company’s common stock and $9 million in cash. The acquisition was structured as an installment sale, and as of December 31, 2005, the Company owned 100% of the equity of Consolidated Mortgage. Consolidated Mortgage is a mortgage broker whose principal business activity is the origination and servicing of 12- to 18-month mortgage loans for us and over 4,000 private investors. Consolidated Mortgage generates origination and servicing fees on the approximately 540 loans totaling $350 million of loans funded by its investor-clients. The Company believes that ownership of the loan origination and servicing company will supply it with adequate loans to continually invest capital as well as a strong cash flow. The purchase price results in recognition of goodwill because Consolidated Mortgage generates substantial earnings from a relatively small amount of assets, and the purchase price was derived from the earnings stream. The results of operations of Consolidated Mortgage are included in the consolidated statement of operations of the Company as of January 1, 2005.

The following amounts were assigned to each major asset and liability caption of Consolidated Mortgage on the date that we purchased majority control of Consolidated Mortgage:

April 1, 2005
Assets

Cash	$562,349
Mortgage investments	1,392,217
Equipment	66,115
Goodwill	7,944,573

Total assets	$9,965,254

Liabilities

Accounts payable and accrued expenses	$581,887
Notes payable	1,383,367

Total liabilities	$1,965,254

The consolidated financial statements presented in this Form 10-K include the accounts of the Company, and its wholly or majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Note 2 - Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

All highly liquid investments with original maturities of three months or less are considered to be cash equivalents. The Company places its cash and cash equivalents in high quality financial institutions. The consolidated account balances at each institution periodically exceeds FDIC insurance coverage and the Company believes that this risk is not significant. On December 31, 2005, the Company had $472,395 in restricted cash. The usage of the cash is restricted to tenant improvements on the remaining vacant space of our office building in Henderson, NV.

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

Loans

The Company generally invests in 12- to 18-month mortgage loans to borrowers. Loans are stated at unpaid principal balances, less the allowance for loan losses. Ninety-four percent of the loan portfolio consists of mortgage loans throughout Southern Nevada, 5.2% consists of loans throughout Arizona, and the remaining 0.8% consists of loans throughout Utah. The ability of the Company’s borrowers to pay the notes is dependent upon the real estate and general economic conditions in this area.

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

    Impairment Policy

The Company has adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144). Impairment is measured on a loan-by-loan basis on the fair value of the related collateral since all loans subject to this measurement are collateral dependent. There were no impairment losses recognized for the twelve months ended December 31, 2005 or 2004.

Goodwill

The Company has adopted Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (SFAS 142), which requires that goodwill be tested for impairment at least annually. The Company has determined that goodwill was not impaired on December 31, 2005.

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

Stock Compensation

The Company accounts for stock-based compensation issued to employees and non-employees using the fair value recognition provisions of SFAS Statement No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure-An Amendment to FASB Statement No. 123(R)” (FAS 148). The total value of the restricted stock is determined on the grant date, and this amount is expensed over the vesting period using the straight-line method.

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

Note 3 - Mortgage Investments

Mortgage investments represent acquisition and development, construction, commercial property, and residential loans. The Company is subject to the risks inherent in finance lending, including the risk of borrower default and bankruptcy. The Company also invests in subordinated or second lien, mortgage loans. As of December 31, 2005 approximately 19.17% of the principal balance of the outstanding mortgage notes was secured by second liens.

Mortgage investments are stated at the principal outstanding, less the allowance for loan losses. Mortgage notes receivable are generally single-pay notes with interest due monthly, and have an average term of 12- to 18-months.

	December 31,	December 31,
	2005	2004
Acquisition and development loans	$44,522,500	$7,839,934
Construction loans	23,204,480	8,899,086
Commercial property loans	-	500,000
Allowance for loan losses	(77,729)	(21,904)

Mortgage investments - net	$67,649,251	$17,217,116

Note 4 - Allowance for Loan Losses

Management reviews the Company's allowance for loan loss provision periodically, and the Company maintains an allowance for loan losses on its mortgage notes receivable at an amount that management believes is sufficient to protect against potential losses in the loan portfolio. The Company’s actual losses may differ from the estimate. As of December 31, 2005 approximately 0.5% of the aggregate principal balance of the Company’s mortgage investments was in default. Management believes that all principal will be recovered on the defaulted amounts and, therefore, no losses have been recognized in the period.

A reconciliation of the Company’s allowance for loan losses follows:

Balance, December 31, 2003	$-
Provisions for loan loss	21,904

Balance, December 31, 2004	21,904
Provision for loan loss	55,825

Balance December 31, 2005	$77,729

The provision for loan loss was $55,825 and $21,904 for the twelve months ended December 31, 2005 and 2004, respectively.

Note 5 - Stock Based Compensation

The Board of Directors has adopted the 2004 Stock Incentive Plan of Desert Capital REIT, Inc. (the “Plan”). Directors, officers of the Company or any affiliate of the Company, and individual consultants or advisors are eligible for stock based compensation under the Plan. The Company has authorized 1,000,000 shares of common stock under the Plan. As of December 31, 2005 the Company has granted awards for 40,000 restricted shares under the Plan. The fair value of the shares on the grant date was $10 per share, and the shares vest in three equal annual installments, commencing on the first anniversary of issuance. Restricted stock expense for the twelve months ended December 31, 2005 and 2004, was $94,445 and $22,222, respectively.

Note 6 - Building and Equipment

The Company purchased an office building located in Henderson, NV, in February of 2005. The building serves as the corporate headquarters of the Company and any space not utilized by the Company is leased to third parties. The total square footage of the building is approximately 40,000 square feet, and as of December 31, 2005, the building was approximately 76% occupied. The building is generating positive cash flow to the Company at this level of occupancy.

Building and equipment as of December 31, 2005 are as follows:

December 31,
2005
Building	$7,294,147
Equipment	126,314
Furniture and fixtures	411,346
Software	475,598
8,307,405

Less accumulated depreciation	(278,155)
$8,029,250

Depreciation expense was $160,578 and $0 for the twelve months ended December 31, 2005 and 2004, respectively.

Note 7 - Leases

The Company owns and operates an approximately 40,000 square foot office building in Henderson, NV. The Company currently leases approximately 20,000 square feet to related parties and approximately 10,000 square feet to third parties under noncancelable leases with an average term of five years. The future minimum payments for each of the next five years are as follows:

Years ending
December 31,

2006	$457,749
2007	457,749
2008	457,749
2009	457,749
2010	457,749
Total	$2,288,745

Note 8 - Income taxes

Certain portions of our operations are conducted through our TRS. Income generated from our TRS is subject to federal income taxes at C corporation rates. Distributions made to stockholders from income generated by our TRS will receive “qualified” dividend treatment and be taxable to the stockholders at the current 15% rate.

	Twelve months ended	Twelve months ended
	December 31, 2005	December 31, 2004
REIT taxable income	$4,117,449	$(47,730)
Income tax computed on REIT income	-	-

Taxable REIT subsidiary income	1,968,850	79,187
Income tax computed on taxable REIT subsidiary income	669,889	29,805

Total income taxes	$669,889	$29,805

Note 9 - Earnings per Share

Earnings per share is computed in accordance with SFAS No. 128, Earnings Per Share. Basic earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding during each period, inclusive of unvested restricted stock which participates fully in dividends. The Company does not have any potentially dilutive instruments outstanding as of December 31, 2005 or 2004. Therefore, diluted earnings per share are not presented.

	Twelve months ended	Twelve months ended
	December 31, 2005	December 31, 2004
Net income	$5,311,277	$(13,176)
Weighted average shares outstanding	4,877,055	373,013

Earnings per share	$1.09	$(0.04)

Note 10 - Dividends

The Board of Directors declared monthly dividends on the last day of each month, payable to stockholders of record at the close of business on the last day of each month, prorated to the date admitted as a stockholder. The following table lists the declaration dates and per share amounts:

	2005	2004
January 31	$0.075	$-
February 28	0.075	-
March 31	0.075	-
April 30	0.100	-
May 31	0.100	-
June 30	0.100	-
July 31	0.100	-
August 31	0.100	-
September 30	0.100	0.075
October 31	0.100	0.075
November 30	0.100	0.075
December 31	0.100	0.075

Total	$1.125	$0.30

Note 11 - Retirement Plan

The Company offers a SIMPLE IRA plan to its employees. The Company matches employee contributions dollar for dollar up to 3% of the employees’ compensation for the year. The amount matched by the Company is expensed in the same period that the corresponding employee contributions are made. The Company’s expense for matching contributions in 2005 and 2004 was $37,410 and $24,617, respectively.

Note 12 - Notes Payable

As of December 31, 2005 and 2004, the Company had outstanding principal balances of $5 million and $5 million, respectively from Beresford Bancorporation, Inc, under a $15 million credit facility which is secured by the Company’s notes receivable. The interest rate on an outstanding balance of $5 million or less is the 10-year treasury yield on the last day of the month, plus 3.00%. The interest rate on any outstanding balance greater the $5 million is a constant 13%. Interest is payable monthly. The loan had a maturity of February 2006, which was subsequently extended to July 2006. Interest expense for the twelve months ended December 31, 2005 and 2004 was $721,038 and $71,413 respectively.   At December 31, 2005 the Company had $10 million available under this facility.

In October 2005, the Company negotiated a $5 million revolving credit facility with Bank West of Nevada. The facility is drawn on to close loans when we have not received all investors’ funds in house and we have a funding deadline. Once the investors’ funds are received the facility is repaid. The facility is secured by the corresponding notes. The interest rate on the facility is prime plus three quarters of one percent, which was 8% on December 31, 2005. The outstanding balance on December 31, 2005 was $484,700 and interest expense for the twelve months ended December 31, 2005 was $44,778.  At December 31,2005 the Company had approximately $4.5 million available under this facility.

The Company has a mortgage of $6,627,686 from Bank West of Nevada on an office building in Henderson, NV. The building serves as corporate headquarters for the Company. Any space that is not utilized by the Company is leased to third parties. The loan has a variable interest rate set at prime, which was 7.25% on December 31, 2005 and is being amortized over twenty-one years. Interest expense on this mortgage for the twelve months ended December 31, 2005 was $200,881. The maturities for the next five years on this mortgage loan are as follows:

Years ending
December 31,

2006	$135,000
2007	145,000
2008	156,000
2009	168,000
2010	181,000
Total	$785,000

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

Average outstanding debt for 2005 and 2004 was approximately $13.8 million and $1.6 million, respectively, with an average interest rate for the same periods of 7.86% and 5.63%, respectively.

Note 13 - Commitments and Related Parties

The Company has contracted with Burton Management Company Ltd., (Burton), to serve as advisor for the Company. Burton oversees the day-to-day operations including asset, liability and capital management. The Company has no employees. In lieu of paying salaries to its officers, the Company compensates Burton pursuant to an advisory agreement that entitles Burton to a base management fee, incentive compensation and reimbursement of expenses. The officers and owners of Burton are also the executive officers of the Company. The annual base management compensation is 1% of the first $200,000,000 of average invested assets plus 0.8% of the average invested assets in excess of $200,000,000, to be paid quarterly. The base management fee expense for the twelve months ended December 31, 2005 and 2004 was $332,055, and $35,516, respectively, and $52,024, and $35,516 remained payable on December 31, 2005 and 2004, respectively. The incentive compensation is a tiered percentage of the amount of our net income (taxable income) excluding capital losses, before deducting incentive compensation less a threshold return, which is the net income that would produce an annualized return on our average invested assets equal to the 10-year U.S. Treasury rate plus 1.0%. The tiered percentage is the weighted average of 20% of the first $200,000,000 of average invested assets and 10% of the excess over $200,000,000 of average invested assets. The incentive compensation is calculated quarterly and any positive quarterly incentive amount shall be paid by the Company, along with the base management compensation, within 15 days of receipt of the computations. At the end of the fiscal year, the incentive compensation shall be calculated based upon the net income for the year. If the quarterly payments are less than the annual incentive amount, the Company shall pay Burton the difference. If the quarterly payments were to exceed the annual incentive compensation, Burton will refund the excess to the Company, which will reduce the previously recorded incentive fee expense. Should the Company not have sufficient cash available to pay the quarterly or annual amounts, the Company would either borrow sufficient funds or sell assets to meet these contracted obligations. Incentive compensation for the twelve months ended December 31, 2005 and 2004 was $427,493, and $0, respectively, and $189,834, and $0 remained payable on December 31, 2005 and 2004, respectively.

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

At the time we entered into the agreement to acquire Consolidated Mortgage, Consolidated Mortgage had a management agreement in place with ARJ, a company of which Todd Parriott is president and director, pursuant to which ARJ is paid a management fee equal to 33% of Consolidated Mortgage's pre-tax net income. The fee is calculated and paid monthly. The management fee for twelve months ended December 31, 2005 and 2004 was $2,849,286 and $2,077,707, respectively, and $243,425, and $220,000 remained payable on December 31, 2005 and 2004, respectively.

The dealer-manager of the Company’s offering of common stock, CMC Financial Services, Inc., directs and oversees the sale of the Company’s equity securities. CMC Financial receives a marketing support fee and sales commissions based on the number of shares of common stock sold. The dealer-manager is an affiliate of both the Company and Burton, because the owners of CMC Financial are also the executive officers of the Company. CMC Financial earned sales commissions and marketing support fees for the twelve months ended December 31, 2005 and 2004 of $6,243,612, and $1,468,376, respectively, and $77,542, and $43,551 remained payable on December 31, 2005 and 2004, respectively.

CMC Financial Services also has an agreement in place with Consolidated Mortgage to provide investors for loans brokered and serviced by Consolidated Mortgage for a fee equal to 25 basis points of every dollar raised. The fee is calculated and paid monthly. The fee pursuant to this agreement for the twelve months ended December 31, 2005 and 2004 was $1,107,972 and $1,602,828, respectively, and $0 and $97,463 remained payable on December 31, 2005 and 2004, respectively.

On December 31, 2005, the Company had outstanding loans of approximately $13.1 million to CM Land, LLC, a related party. The executive officers of the Company also own and manage CM Land. The loans have an average interest rate of 13.25% and mature in June, 2006. CM Land, LLC, used these funds, in addition to funds provided by unaffiliated third party lenders, to acquire approximately $80 million of unimproved real estate from an unaffiliated third party. The Company’s loan is evidenced by a mortgage note and is secured by a deed of trust on the land acquired with the Company’s funds. The Company paid no fees to CM Land in connection with the transaction. The Company has elected an independent committee of our board to review and approve amounts we lend to CM Land.

The Company also leases office space to Burton, CMC Financial Services, and Residential Capital Mortgage under noncancelable operating leases which expire in July 2010. The total rents received from related parties in 2005 amounted to $133,309.

Note 14 - Fair Value of Financial Instruments

SFAS No. 107 requires disclosure of the estimated fair value of an entity’s assets and liabilities considered to be financial instruments. The following table summarizes the carrying values and the estimated fair values of financial instruments as of December 31, 2005 and 2004. Fair value estimates are dependent upon subjective assumptions and involve significant uncertainties resulting in variability in estimates with changes in assumptions.

	December 31, 2005		December 31, 2004

	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Interest receivable	$572,944	$572,944	$131,300	$131,300
Mortgage investments-net	67,649,251	67,649,251	17,217,116	17,217,116
Loans held-for-sale	1,461,147	1,461,147	-	-

Financial liabilities:
Interest payable	70,659	70,659	48,103	48,103
Notes payable	$12,112,386	$12,112,386	$6,322,139	$6,322,139

The following methods and assumptions were used by the Company in estimating the fair value of each class of financial instrument:

Interest receivable: Fair values approximate the carrying values reported in the balance sheet.

Mortgage investments-net: Fair values of mortgage investments with no significant change in credit risk are based on carrying values. Fair values of other mortgage investments are estimated using discounted cash flow methodology, using discount rates, which, in the opinion of management, best reflect current market interest rates that would be offered for loans with similar characteristics and credit quality.

Loans held-for-sale: Fair values of mortgage investments with no significant change in credit risk are based on carrying values. Fair values of other mortgage investments are estimated using discounted cash flow methodology, using discount rates, which, in the opinion of management, best reflect current market interest rates that would be offered for loans with similar characteristics and credit quality.

Interest payable: Fair values approximate the carrying values reported in the balance sheet.

Notes payable: Fair values approximate the carrying values reported in the balance sheet.

Note 15 - Quarterly Results (Unaudited)

Summarized quarterly results of operations were as follows.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Year Ended December 31, 2005
Interest income	$593,470	$903,673	$1,261,554	$1,901,730
Interest expense	99,164	262,417	289,428	290,699
Net interest income	494,306	641,256	972,126	1,611,031
Other revenue (expense)	203,670	282,554	339,499	766,838
Net income (loss)	$697,976	$923,810	$1,311,625	$2,377,869

Net income (loss) per common share
Basic	$0.27	$0.27	$0.25	$0.31

Year Ended December 31, 2004
Interest income	$-	$-	$64,557	$394,140
Interest expense	-	-	13,401	79,524
Net interest income	-	-	51,156	314,616
Other revenue (expense)	-	-	(123,135)	(190,957)
Net income (loss)	$-	$-	$(71,979)	$123,659

Net income (loss) per common share
Basic	$-	$-	$(0.30)	$0.10

Desert Capital REIT
Schedule IV - Mortgage Investments
December 31, 2005
Type	Location	Maturity Date	Periodic Payment Terms	Interest Rate	Prior Liens	Face Amount	Carrying Amount (1)

Acquisition and Development
Mixed Use	Las Vegas, NV	1/2007	Interest Only	12.50%	$-	$2,039,400	$2,039,400
Mixed Use	Las Vegas, NV	11/2006	Interest Only	12.50%	-	2,172,000	2,172,000
Single Family	Las Vegas, NV	6/2006	Interest Only	14.25%	-	2,479,800	2,479,800
Multifamily	Henderson, NV	6/2006	Interest Only	12.25%	-	1,118,400	1,118,400
Single Family	Various	4/2006 - 12/2006	Interest Only	10.25% - 14.25%	-	20,184,900	20,107,171
Office	Various	5/2006 - 9/2006	Interest Only	12.25% - 12.50%	-	1,364,300	1,364,300
Mixed Use	Las Vegas, NV	1/2007	Interest Only	12.00%	-	213,600	213,600
Retail	Henderson, NV	7/2006 - 9/2006	Interest Only	12.00% - 12.25%	-	117,100	117,100

					$-	$29,689,500	$29,611,771

Single Family	Las Vegas, NV	1/2007	Interest Only	13.25%	$2,320,006	$4,688,000	$4,688,000
Single Family	Henderson, NV	12/2006	Interest Only	16.25%	4,830,000	2,275,000	2,275,000
Single Family	Various	5/2006 - 1/2007	Interest Only	13.25% - 16.25%	27,738,765	4,792,200	4,792,200
Mixed Use	Las Vegas, NV	6/2006 - 11/2006	Interest Only	16.30%	5,941,588	1,313,200	1,313,200
Office	Las Vegas, NV	7/2006 - 9/2006	Interest Only	16.00%	8,209,500	1,728,500	1,728,500
Retail	Henderson, NV	7/2006	Interest Only	16.00%	148,6000	36,100	36,100

					$50,525,859	$14,833,000	$14,833,000

Construction
Retail	Henderson, NV	7/2006	Interest Only	12.50%	$-	$2,240,000	$2,240,000
Office	Henderson, NV	3/2006	Interest Only	12.53%	-	2,880,000	2,880,000
Single Family	Las Vegas, NV	8/2006	Interest Only	10.88%	-	3,785,000	3,785,000
Office	Henderson, NV	1/2007	Interest Only	12.00%	-	5,230,000	5,230,000
Single Family	Various	4/2006 - 1/2007	Interest Only	12.00% - 14.50%	-	7,634,200	7,634,200
Office	Las Vegas, NV	4/2006	Interest Only	12.50%	-	126,000	126,000
Retail	Las Vegas, NV	10/2006	Interest Only	11.00%	-	932,480	932,480

					$-	$22,827,680	$22,827,680

Single Family	Las Vegas, NV	5/2006	Interest Only	16.25% - 16.75%	$2,250,000	$231,800	$231,800
Retail	Henderson, NV	7/2006	Interest Only	16.00%	2,240,000	145,000	145,000

					$4,490,000	$376,800	$376,800

					$55,015,859	$67,726,980	$67,649,251
(1) The carrying amounts approximated the federal income tax basis.

Balance - January 1, 2005	$17,217,116
Additions during period:
New loan fundings	87,946,518
Deductions during period:
Loan payoffs	(37,514,383)
Balance - December 31, 2005	$67,649,251

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that we are able to collect the information required to be disclosed in the reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our Chief Executive and Chief Financial Officers are responsible for establishing and maintaining these procedures, and, as required by the rules of the SEC, evaluating their effectiveness. Based on their evaluation of the Company's disclosure controls and procedures which took place as of the end of the period covered by this report, the Chief Executive and Chief Financial Officers believe that these procedures are effective to ensure that the Company is able to record, process, summarize and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods. There has been no change in our internal control over financial reporting that occurred during the fourth quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required to be included in Item 10 of Part III of this Form 10-K is incorporated by reference from information from the Company’s definitive proxy statement, for its 2006 annual meeting of stockholders, to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this report.

ITEM 11. EXECUTIVE COMPENSATION

The information required to be included in Item 11 of Part III of this Form 10-K is incorporated by reference from information from the Company’s definitive proxy statement, for its 2006 annual meeting of stockholders, to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required to be included in Item 12 of Part III of this Form 10-K is incorporated by reference from information from the Company’s definitive proxy statement, for its 2006 annual meeting of stockholders, to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required to be included in Item 13 of Part III of this Form 10-K is incorporated by reference from information from the Company’s definitive proxy statement, for its 2006 annual meeting of stockholders, to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this report.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required to be included in Item 14 of Part III of this Form 10-K is incorporated by reference from information from the Company’s definitive proxy statement, for its 2006 annual meeting of stockholders, to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this report.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. The following financial statements and schedules are filed as part of this report:

Report of the Independent Registered Public Accounting Firm	Page 27
Consolidated Balance Sheets - December 31, 2005 and 2004	Page 28
Consolidated Statements of Operations- Years ended December 31, 2005, 2004, and 2003	Page 29
Statements of Cash Flows - Year ended December 31, 2005, 2004, and 2003	Page 30
Consolidated Statements of Changes in Stockholders’ Equity - December 31, 2005	Page 31
Notes to Financial Statements	Page 32

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(b) Exhibits

2.1	Unit Purchase Agreement (included as Exhibit 2.1 to the Registrant's Form 8-K filed on November 16, 2004 and incorporated herein by reference).
3.1
Second Amended and Restated Articles of Incorporation (included as Exhibit 3.1 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-11 (File No. 333-111643) (the “Registration Statement”) and incorporated herein by reference)

3.2	Bylaws of the Company (included as Exhibit 3.2 to the Registration Statement and incorporated herein by reference)

4.1	Form of Common Stock certificate (included as Exhibit 4.1 to Amendment No. 2 to the Registration Statement and incorporated herein by reference)

10.1	Form of Advisory Agreement (included as Exhibit 10.1 to Amendment No. 3 to the Registration Statement and incorporated herein by reference)

10.2	Form of Strategic Alliance Agreement (included as Exhibit 10.2 to Amendment No. 1 to the Registration Statement and incorporated herein by reference)

10.3	Form of Indemnity Agreement (included as Exhibit 10.3 to Amendment No. 6 to the Registration Statement and incorporated herein by reference)

10.4	Form of Escrow Agreement (included as Exhibit 10.4 to Amendment No. 4 to the Registration Statement and incorporated herein by reference)

10.5	Revolving Loan and Security Agreement (included as Exhibit 10.5 to Form 10-Q filed on November 15, 2004 and incorporated herein by reference)

10.6	Promissory Note (included as Exhibit 10.6 to Form 10-Q filed on November 15, 2004 and incorporated herein by reference)

10.7	Unit Purchase Agreement (included as Exhibit 2.1 to the Registrant's Form 8-K filed on November 16, 2004 and incorporated herein by reference)

10.8+	2004 Stock Incentive Plan

21.1*	List of Subsidiaries

23.1*	Consent of Eide Bailly LLP

24.1	Power of Attorney (included on signature page hereto)

31.1*	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	Filed herewith
**	Furnished herewith
+	Compensation plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Henderson, State of Nevada, on this 14 day of March, 2006.

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

SIGNATURES	TITLE	DATE
/s/ Todd B. Parriott Todd B. Parriott	Chief Executive Officer, President, Chief Investment Officer and Chairman of the Board (Principal Executive Officer)	March 14, 2006
/s/ Jonathan G. Arens Jonathan G. Arens	Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2006
/s/ Robert Beville Robert Beville	Director	March 14, 2006
/s/ G. Steve Dawson G. Steve Dawson	Director	March 14, 2006
/s/ James L. George James L. George	Director	March 14, 2006
/s/ Bryan Goolsby Bryan Goolsby	Director	March 14, 2006
/s/ Tom Gustafson Tom Gustafson	Director	March 14, 2006