Form 10-K/A
DESERT CAPITAL REIT INC
filed 2006-04-28
CIK 1274055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________

Amendment No. 1

FORM 10-K/A

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
Yes ☐ No☑

The aggregate market value of the registrant’s voting stock held by non-affiliates on June 30, 2005, based on the offering price of the registrant’s common stock on such date, was $42,329,620.

The number of shares of the registrant's common stock, par value $0.01 per share, outstanding as of April 21, 2006 was 13,984,535.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (the Report) to amend and supplement the following items of Part III of the Report to read in their entirety as follows.

As a result of this amendment, we are also filing as exhibits to this Form 10-K/A the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are contained within this Form 10-K/A, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Any items in the Form 10-K that are not expressly changed hereby shall be as set forth in the Form 10-K and are not updated or amended. All information contained in this Amendment No. 1 and the Form 10-K is subject to updating and supplementing as provided in our periodic reports filed with the Securities and Exchange Commission, or SEC, subsequent to the filing of the Form 10-K.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The biographical information for each director of the Company as of April 21, 2006 is set forth below.

Todd B. Parriott. Mr. Parriott is the Chairman of our board of directors, Chief Executive Officer, President and Chief Investment Officer. Mr. Parriott was appointed to our board of directors in December 2003. Mr. Parriott served as the President of Consolidated Mortgage from July 2001 until December 2003 and was re-elected as President in October 2005. From October 2000 to July of 2001, he served as the Director of Corporate Marketing for the MGM Division of MGM Mirage Corporation, where he oversaw the development of customer relationship management solution program, managed an $8 million bi-annual budget and managed a $5 million annual direct mail budget and programs for all MGM properties. On a part-time basis from 1993 to 2001, Mr. Parriott served as an intern for Consolidated Mortgage. He assisted in due diligence work on real estate projects, preparing marketing and sales strategies and in general operations. Mr. Parriott currently serves in supervisory capacities with CMC Financial Services, Inc., the dealer-manager of our public offering as the Chief Compliance Officer and Financial Operations Principal. Mr. Parriott also serves as President and Chief Investment Officer of Burton Management Company, Ltd., our Advisor. Mr. Parriott is a director of our Advisor and our Dealer-Manager. Mr. Parriott graduated with a Bachelor of Science in Marketing at University of Nevada, Las Vegas in 1994. Age 36.

Robert M. Beville. Mr. Beville was appointed to our board of directors effective July 2004 and is an independent director. From September 2004 to the present, he has served as the Division President of Meritage Homes (NYSE: MTH), Las Vegas Division. From 2000 to September 2004, he served as the Executive Vice President and Chief Operating Officer for Perma-Bilt Homes, a division of Meritage Homes. His duties include management of all business functions including management of: senior personnel, land acquisition, division profit, budget preparation, product development, divisions reporting to the corporate office and land bankers. From 1991 through 2000, he served as the Chief Financial Officer for Rhodes Homes, where he was responsible for financial statement reporting for all entities and partnerships, securing financing for all construction, acquisition and development costs, investor relations, coordination of year-end audits and litigation management. Mr. Beville graduated with a B. S. in Accounting from the University of Nevada-Reno in 1985. Age 43.

G. Steven Dawson. Mr. Dawson was appointed to our board of directors effective July 2004 and is an independent director. From 1990 to 2003, Mr. Dawson served as the Senior Vice President and Chief Financial Officer of Camden Property Trust or its predecessors, a large multifamily REIT. Camden is a public real estate investment trust which specializes in the acquisition, development, and management of apartment communities throughout the United States. Prior to 1990, Mr. Dawson served in various related capacities with companies involved in commercial real estate, including land and office building development as well as the construction and management of industrial facilities located on airports throughout the country. He is currently a private investor who is active on the boards of five REITs in addition to Desert Capital. These include: American Campus Communities, Inc., AMREIT, Sunset Financial Resources, Inc., Medical Properties Trust, Inc. and Trustreet Properties, Inc. Mr. Dawson holds a BBA from Texas A&M University and serves on the Real Estate Roundtable at the Mays Business School at Texas A&M. Age 48.

James L. George. Mr. George was appointed to our board of directors in December 2003, is an independent director, and is an attorney in private practice in Lemars, Iowa. For the past 30 years, he has practiced primarily in the estates, real estate transaction and tax preparation area. Mr. George is the uncle of Jonathan G. Arens, our Chief Financial Officer. He earned a BA from the University of Iowa in 1969, and a JD from Creighton University in 1973. Age 58.

Bryan L. Goolsby. Mr. Goolsby was appointed to our board of directors effective July 2004, and is an independent director. Mr. Goolsby is the Managing Partner of Locke Liddell & Sapp LLP, and has practiced in the area of corporate and securities since 1977. Mr. Goolsby is an associate member of the Board of Governors of the National Association of Real Estate Investment Trusts and is a member of the National Multi-Family Housing Association and the Pension Real Estate Association. Mr. Goolsby is also currently a member of the Associate Board of Directors of the Edwin L. Cox School of Business at Southern Methodist University. In addition to the above referenced board, Mr. Goolsby is a member of the JPMorgan Chase Dallas Region Advisory Board and a member of the board of Medical Properties Trust, Inc.. Mr. Goolsby has a BBA from Texas Tech University and a JD from the University of Texas. Age 55.

Thomas L. Gustafson. Mr. Gustafson was appointed to our board of directors in December 2003, is an independent director, and has been the managing member of Domain LLC, the general partner of Okoboji Capital Partners, LP, a hedge fund, since August 2001 until the present. From 1996 to the present, he has served as the Treasurer of QL Enterprises Inc., which owns office building complexes and mini-storage rental units. From mid 1998 until August 2001, Mr. Gustafson served as the Vice President of Progressive Marketing Group, a manufacturers rep agency, where he managed the Profit Sharing Plan and Money Purchase Account. He earned a BBA from Iowa State University in 1993. Age 35.

Our governance and nominating committee will consider director candidates nominated by stockholders. Recommendations, including the nominee's name and an explanation of the nominee's qualifications should be sent to James L. George, c/o Desert Capital REIT, Inc., 1291 Galleria Drive, Suite 200, Henderson, Nevada 89014 by no earlier than February 15, 2007 and no later than March 17, 2007.

Audit Committee

Our audit committee is comprised of three directors, Messrs. Dawson, Beville and Gustafson. Our board of directors has determined that all members of the audit committee satisfy the independence standards of the New York Stock Exchange, or NYSE. Our board has also determined that Mr. Dawson qualifies as “audit committee financial expert,” as defined by the SEC, and that all members of the audit committee are “financially literate,” within the meaning of NYSE rules, and “independent,” under the audit committee independence standards of the SEC.

Our audit committee operates pursuant to a written charter. Among other matters, the audit committee charter calls upon the audit committee to:

•
Oversee the accounting and financial reporting processes and compliance with legal and regulatory requirements on behalf of our board of directors and report the results of its activities to the board;

•	Be directly and solely responsible for the appointment, retention, compensation, oversight, evaluation and, when appropriate, the termination and replacement of our independent auditors;

•	Review the annual engagement proposal and qualifications of our independent auditors;

•	Prepare an annual report as required by applicable SEC disclosure rules; and

•	Review the integrity, adequacy and effectiveness of our internal controls and financial disclosure process.

The audit committee met five times in 2005.

Executive Officers

No director or executive officer was selected as a result of any arrangement or understanding between the director or executive officer or any other person. Messrs. Parriott and Arens are our only executive officers. Our executive officers are elected annually by, and serve at the discretion of, the board of directors. Please see “Directors” for biographical information regarding Mr. Parriott, our Chief Executive Officer.

Mr. Arens was elected as our Chief Financial Officer effective November 1, 2005. Mr. Arens has been the Chief Financial Officer of our Dealer-Manager since January 2004. Mr. Arens worked as a teacher’s assistant in the Education Department at the University of Iowa from August 2003 through June 2004. Mr. Arens is a certified public accountant and a Member of the American Institute of Certified Public Accountants. He earned his Masters of Accountancy in 2004, and his Bachelors in Accounting in 2003, both from the University of Iowa. Age 25.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file reports of holdings and transactions in our securities with the SEC. Executive officers, directors and greater than 10% beneficial owners are required by applicable regulations to furnish us with copies of all Section 16(a) forms they file with the SEC.

Based solely upon a review of the reports furnished to us with respect to fiscal 2005, we believe that all SEC filing requirements applicable to our directors and executive officers and 10% beneficial owners were satisfied, except that Mr. Dawson filed one late Form 4 reporting one transaction and Mr. Goolsby filed two late Forms 4 reporting a total of three transactions.

Code of Conduct

Our board of directors has established a code of business conduct and ethics. Among other matters, the code of business conduct and ethics is designed to deter wrongdoing and to promote:

•	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
•	Full, fair, accurate, timely and understandable disclosure in our SEC reports and other public communications;
•	Compliance with applicable governmental laws, rules and regulations;
•	Prompt internal reporting of violations of the code to appropriate persons identified in the code; and
•	Accountability for adherence to the code.

Waivers to the code of business conduct and ethics will only be granted by the governance and nominating committee of the board. The committee has never granted any waiver to the code. If the committee grants any waivers of the elements listed above to any of our officers, we expect to announce the waiver within five business days on the corporate governance section of our corporate website at www.desertcapitalreit.com. A copy of our code of conduct will be provided to any person without charge, upon request. All requests should be directed to Laura De La Cruz, Desert Capital REIT, Inc., 1291 Galleria Drive, Suite 200, Henderson, Nevada 89014.

ITEM 11. EXECUTIVE COMPENSATION

We are externally managed and advised by our advisor, Burton Management Company, Ltd., pursuant to an advisory agreement. Our executive officers undertake certain ministerial tasks on our behalf; however, they are compensated by our advisor. Please see “Certain Relationships and Related Transactions” for a further description of the relationship between us and our advisor.

We did not grant any stock options or restricted stock to our named executive officers in 2005. We do not have a long term incentive plan. We do not have an employment agreement or a change in control agreement with either of our named executive officers.

Compensation Committee Interlocks and Insider Participation

During 2005, the compensation committee consisted of Messrs. Beville, George and Goolsby. None of these individuals has at any time served as an officer of the company. Bryan Goolsby is the Managing Partner of Locke Liddell & Sapp LLP, a law firm that had a relationship with the Company during the 2005 fiscal year. Payments made by the Company to Locke Liddell & Sapp LLP for the firm’s work in 2005 constituted less than 5% of Locke Liddell & Sapp LLP’s total annual revenue for 2005. None of our executive officers served as a director or member of the compensation committee of any entity that has one or more executive officers serving as a member of our board of directors or compensation committee.

Compensation of Directors

Directors who are also our executive officers receive no compensation for board service.

During 2005, our non-officer directors received the following compensation:

Annual retainer fee	$15,000
Fee for each board meeting attended in person	3,000
Fee for each board meeting attended telephonically	1,500
Audit committee chairman retainer	5,000
Chairman retainer for other committees	3,000
Fee for each committee meeting attended in person	1,000
Fee for each committee meeting attended telephonically	$500

Additionally, each non-officer director receives an annual award of 4,000 restricted shares of common stock which vest over a three-year period.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 21, 2006 by (1) each current director, (2) each named executive officer, and (3) all current directors and executive officers as a group. No stockholder known to us owns beneficially more than 5% of our common stock. The number of shares beneficially owned by each entity, person, director or executive officer is determined under the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has the sole or shared voting power or investment power. Unless otherwise indicated, each person has sole voting and investment power (or shares such powers with his spouse) with respect to the shares set forth in the following table.

Directors and Officers (1)	Amount and Nature of Beneficial Ownership	Percent of Class(2)

Todd B. Parriott	177,403(3)	1.3%
Jonathan G. Arens	2,422(4)	*
Robert B. Beville	9,008(5)	*
G. Steven Dawson	108,453(5)(6)	*
James L. George	13,269(5)(7)	*
Bryan L. Goolsby	108,000(5)	*
Tom Gustafson	8,375(5)	*
All directors and executive officers as a group (7 persons)	426,930	3.1%

*	Beneficial ownership of less than 1% of the class is omitted.

(1)	The address of each director and executive officer is that of the company.

(2)
The percentage of shares owned provided in the table is based on 13,984,535 shares outstanding as of April 21, 2006. Percentage of beneficial ownership by a person as of a particular date is calculated by dividing the number of shares beneficially owned by such person as of April 21, 2006 by the sum of the number of shares of common stock outstanding as of such date.

(3)	Represents shares owned by ARJ Management, Inc. and Burton Management, Ltd., of which Mr. Parriott may be deemed to be the beneficial owner.

(4)	Includes 818 shares over which Mr. Arens shares beneficial ownership.

(5)	Includes a grant of 4,000 restricted shares granted on September 1, 2004 and a grant of 4,000 shares granted on August 22, 2005, both of which vest over a three-year period.

(6)	Includes 77,001 shares over which Mr. Dawson shares beneficial ownership.

(7)	Includes 8,769 shares over which Mr. George shares beneficial ownership, and 4,500 shares owned by his wife.

Equity Compensation Plan Information

We have reserved 1,000,000 shares of common stock for issuance under our 2004 Stock Incentive Plan. The plan was approved by our stockholders in 2004 before we commenced our initial public offering. We have issued a total of 40,000 shares of restricted stock under this plan. The following table provides summary information about securities issuable under our equity compensation plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	— (1)	—	960,000
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	960,000

(1)	40,000 shares of restricted stock have been issued. No options, warrants or rights have been issued.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Relationship with our Advisor

Mr. Parriott, our Chief Executive Officer, is the majority stockholder, sole director, President, Secretary and Treasurer of Burton Management Company, Ltd., our advisor. Mr. Arens, our Chief Financial Officer, is a stockholder and Chief Financial Officer of Burton Management Company. Our advisor oversees our day-to-day operations including asset, liability and capital management. Our advisor is compensated pursuant to the terms of the advisory agreement, which entitles it to a base management fee, incentive compensation and reimbursement of expenses. For the year ended December 31, 2005 we paid a base management fee of $332,055 and incentive compensation of $427,493.

Relationship with our Dealer-Manager

CMC Financial Services was the dealer-manager for our first public offering, and is the dealer-manager for our current public offering. In 2005, we paid CMC Financial Services selling commissions and marketing support fees totaling $6,243,612. Pursuant to the dealer-manager agreement for our current public offering, CMC Financial Services will be paid selling commissions of 6.5% and a marketing support fee of 3.0%.

CMC Financial Services also has an agreement with Consolidated Mortgage, our wholly-owned subsidiary, pursuant to which Consolidated Mortgage pays an administrative fee of 25 basis points (based on the principal amount) on each loan it originates to CMC Financial Services, in return for administrative services to support Consolidated Mortgage’s investment pool. The fee is calculated and paid monthly. We paid $1,107,972 for the year ended December 31, 2005 related to this fee.

Mr. Parriott is the majority stockholder, sole director, President and Treasurer of our Dealer-Manager and Mr. Arens is a stockholder and Chief Financial Officer of our Dealer-Manager.

Acquisition of Consolidated Mortgage

On November 10, 2004, Desert Capital TRS, or TRS, our wholly-owned subsidiary, entered into an agreement pursuant to which TRS acquired Consolidated Mortgage. The transaction was structured as an installment sale pursuant to which TRS acquired the outstanding equity securities of Consolidated Mortgage over time so as to comply with applicable Internal Revenue Code provisions. One-third of Consolidated Mortgage’s pre-tax net income is payable to ARJ Management, Inc., pursuant to the terms of the management agreement described below.

Management Agreement with ARJ

At the time we entered into the agreement to acquire Consolidated Mortgage, Consolidated Mortgage had a management agreement in place with ARJ Management, Inc., a company of which Todd Parriott is President, director and stockholder, and his father, Phillip Parriott, is the only other stockholder, pursuant to which ARJ is paid a management fee equal to one-third of Consolidated Mortgage’s pre-tax net income. The fee is calculated and paid monthly. ARJ manages approximately $350 million of private investors’ funds. The management fee paid to ARJ for the year ended December 31, 2005 was $2,849,286. To the extent borrowers pay points on a loan instead of an increased interest rate, ARJ will earn a greater management fee than it would have if the borrowers had paid a higher interest rate. Because of Mr. Parriott’s ownership interest in ARJ, he has a potential interest in the loans originated by Consolidated Mortgage being structured with points instead of a higher interest rate.

Loans to CM Land, LLC

On December 31, 2005, we had outstanding loans of approximately $13.1 million to CM Land, LLC, a related party. Todd Parriott and Jonathan Arens, our executive officers, also own and manage CM Land. The loans have an average interest rate of 13.25% and mature in June 2006. CM Land, LLC used these funds, in addition to funds provided by unaffiliated third party lenders, to acquire approximately $80 million of unimproved real estate from an unaffiliated third party. Our loans are evidenced by a mortgage note and are secured by a deed of trust on the land acquired with our funds. We paid no fees to CM Land in connection with the transaction. We have elected an independent committee of our board comprised of Messrs. Gustafson and Beville to review and approve amounts we lend to CM Land.

Relationship with our Legal Counsel

Mr. Goolsby, one of our directors, is the Managing Partner of Locke Liddell & Sapp LLP, a law firm that had a relationship with us during the 2005 fiscal year. Payments made by us to Locke Liddell & Sapp LLP for the firm’s work in 2005 constituted less than 5% of Locke Liddell & Sapp LLP’s total annual revenue for 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The audit committee has appointed Eide Bailly LLP as independent auditors to audit our financial statements for the fiscal year ending December 31, 2006. During fiscal 2005, Eide Bailly LLP served as our independent auditors and also provided certain tax and other audit-related services.

Aggregate fees billed to us for the fiscal years ended December 31, 2005 and 2004 by Eide Bailly LLP are set forth below.

	2005	2004
Audit Fees (a)	$80,980	$35,763
Audit-Related Fees (b)	6,620	4,455
Tax Fees	2,500	0
All Other Fees	0	0

Total	$90,100	$40,218

(a) Fees for audit services billed in 2005 consisted of: audit of the Company’s annual financial statements, reviews of the Company’s quarterly financial statements, consents and other services related to SEC matters. Also includes $31,910 billed in connection with the audit of Consolidated Mortgage.

Fees for audit services billed in 2004 consisted of: audit of the Company’s annual financial statements, reviews of the Company’s quarterly financial statements, consents and other services related to SEC matters.

(b) Fees for audit-related services billed in 2005 and 2004 consisted of services that are reasonably related to the performance of the audit or the review of our financial statements.

At its regularly scheduled and special meetings, the audit committee considers and pre-approves any audit and non-audit services to be performed by our independent accountants. The audit committee has delegated to its chairman, an independent member of our board of directors, the authority to grant pre-approvals of non-audit services provided that any such pre-approval by the chairman shall be reported to the audit committee at its next scheduled meeting. However, pre-approval of non-audit services is not required if (1) the aggregate amount of non-audit services is less than 5% of the total amount paid by us to the auditor during the fiscal year in which the non-audit services are provided; (2) such services were not recognized by the company as non-audit services at the time of the engagement; and (3) such services are promptly brought to the attention of the audit committee and, prior to completion of the audit, are approved by the audit committee or by one or more audit committee members who have been delegated authority to grant approvals.

The audit committee has considered whether the provision of these services is compatible with maintaining the independent accountants’ independence and has determined that such services have not adversely affected Eide Bailly LLP’s independence.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to this report to be signed on its behalf by undersigned, thereunto duly authorized in the City of Henderson, State of Nevada, on this 28th day of April 2006.

    DESERT CAPITAL REIT, INC.

    By: /s/ Todd B. Parriott
    Todd B. Parriott, Chief Executive Officer
    President and Chief Investment Officer and
    Chairman of the Board (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Todd B. Parriott Todd B. Parriott	Chief Executive Officer, President, Chief Investment Officer and Chairman of the Board (Principal Executive Officer)	April 28, 2006

/s/ Jonathan G. Arens Jonathan G. Arens	Chief Financial Officer (Principal Executive Officer)	April 28, 2006

* Robert Beville	Director	April 28, 2006

* G. Steve Dawson	Director	April 28, 2006

* James L. George	Director	April 28, 2006

* Bryan Goolsby	Director	April 28, 2006

* Tom Gustafson	Director	April 28, 2006

*By: /s/ Todd B. Parriott Todd B. Parriott, Attorney-in-Fact

EXHIBIT INDEX

31.1 *	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
__________________

 * Filed herewith