Form 10-Q
period 2006-03-31
DESERT CAPITAL REIT INC
filed 2006-05-15
CIK 1274055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________

FORM 10-Q

(Mark one)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

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
Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an acclerated filer, or non-acclerated filer.  See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of Exhcange Act.  (Check one)
Large Accelerated Filer ☐  Accelerated Filer ☐  Non-Accelerated Filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
Yes ☐  No ☑

The number of shares of the registrant's common stock, par value $0.01 per share, outstanding as of May 12, 2006, was 13,871,668.0793.

DESERT CAPITAL REIT, INC.
FORM 10-Q
For the Quarter Ended March 31, 2006

Part I.  Financial Information

Item 1.  Consolidated Financial Statements (Unaudited)

DESERT CAPITAL REIT, INC.
Consolidated Balance Sheets

	March 31,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Mortgage investments - net	$100,640,824	$67,649,251
Loans held-for-sale	5,357,547	1,461,147
Goodwill	13,388,555	13,388,555
Building and equipment - net	7,951,410	8,029,250
Land	1,820,000	1,820,000
Cash	10,381,954	4,459,289
Other	1,226,711	718,300

Total assets	$140,767,001	$97,525,792

LIABILITIES AND STOCKHOLDERS' EQUITY
Notes payable	$14,371,600	$12,112,386
Dividends payable	1,246,820	880,633
Accounts payable and accrued expenses	1,172,683	1,708,444

Total liabilities	16,791,103	14,701,463

Preferred stock, $0.01 par value: 15,000,000 shares
authorized, none outstanding	-	-
Common stock, $0.01 par value: 100,000,000 shares authorized; 13,936,353, and 9,388,994
shares issued and outstanding on March 31, 2006, and December 31, 2005, respectfully	139,364	93,890
Additional paid-in capital	124,436,601	83,005,684
Retained earnings	(600,067)	(275,245)

Total stockholders' equity	123,975,898	82,824,329

Total liabilities and stockholders' equity	$140,767,001	$97,525,792

See accompanying notes to financial statements.

DESERT CAPITAL REIT, INC.
Consolidated Statements of Operations

	Three Months
	Ended March 31,
	2006	2005
INTEREST INCOME:
Mortgage investments	$2,853,948	$592,473
Other interest	156,343	997

Total interest income	3,010,291	593,470

INTEREST EXPENSE:
Interest expense	297,894	99,164

Total interest expense	297,894	99,164

Net interest income	2,712,397	494,306
Provision for loan losses	47,603	19,016

Net interest income after provision for loan loss	2,664,794	475,290

NON-INTEREST INCOME:
Loan brokerage fees	2,265,087	-
Service and other loan fees	570,335	-
Income from investment in subsidiary	-	748,519
Other	192,856	2,584

Total non-interest income	3,028,278	751,103

NON-INTEREST EXPENSE:
Compensation	466,457	63,167
Management fees	1,104,804	77,259
Professional fees	425,074	116,934
Insurance	107,248	76,500
Other	652,707	25,822

Total non-interest expense	2,756,290	359,682

Net income before taxes	2,936,782	866,711

Income tax expense	-	168,736

Net income	$2,936,782	$697,975

Net earnings (loss) per share - basic and diluted	0.27	0.27

Funds From Operations	0.28	0.27

Weighted average outstanding shares	10,883,888	2,547,197

See accompanying notes to financial statements.

DESERT CAPITAL REIT, INC.
Consolidated Statements of Cash Flows

	Three Months
	Ended March 31,
	2006	2005
OPERATING ACTIVITIES
Net income (loss)	$2,936,782	$697,975
Adjustments to reconcile net income (loss) to net cash
Depreciation	107,028	-
Minority interest	-	(748,519)
Stock based compensation	33,333	16,667
Provision for loan loss	47,603	19,016
Net change in
Other assets	(493,430)	59,534
Accounts payable	125,723	137,243

Net cash provided by operating activities	2,757,040	181,916

INVESTING ACTIVITIES
Investment in subsidiary (net of cash received of $1,039,908)	-	(2,000,000)
Cash distribution received from subsidiary	-	594,452
Net increase in mortgage investments	(33,668,000)	(5,321,508)
Net increase in loans held-for-sale	(3,896,400)	-
Increase in land	-	(1,820,000)
Acquisition of building and equipment	(29,188)	(4,437,442)

Net cash used by investing activities	(37,593,588)	(12,984,498)

FINANCING ACTIVITIES
Net increase in borrowings	2,287,700	8,095,000
Principal payments on mortgage	(28,486)	-
Issuance of common stock	44,687,822	7,448,731
Dividends on common stock	(1,901,095)	(285,304)
Offering costs paid	(4,007,095)	(461,498)
Shares redeemed	(279,633)	-

Net cash provided by financing activities	40,759,213	14,796,929

Net increase in cash	5,922,665	1,994,347
Cash at beginning of period	4,459,289	2,375,309
Cash at end of period	$10,381,954	$4,369,656

Cash paid for interest	$1,035,544	$84,469
Cash paid for taxes	670,000	29,085
Capitalized interest	-	15,015

Supplemental schedule of non-cash investing and financing

Common stock issued in exchange for interest in subsidiary	-	1,125,000
Common stock issued as repayment of indebtedness	-	1,322,139
Common stock issued for dividend reinvestment program	994,322	195,142
Common stock dividends declared but not paid	1,246,820	210,500
Offering costs incurred but not paid	$58,273	$307,550

See accompanying notes to financial statements.

DESERT CAPITAL REIT, INC.
Consolidated Statements of Changes in Stockholders' Equity

	Common Stock Shares	Common Stock Par Value	Additional Paid - in Capital	Retained Earnings	Total
Balance at December 31, 2005	9,388,994	$93,890	$83,005,684	$(275,245)	$82,824,329

Issuance of common stock	4,575,322	45,753	45,651,372	-	45,697,125

Stock based compensation	-	-	33,333	-	33,333

Stock redemed	(27,963)	(280)	(279,353)		(279,633)

Dividends on common stock	-	-	-	(3,261,604)	(3,261,604)

Offering costs	-	-	(3,974,435)	-	(3,974,435)

Net income (loss)	-	-	-	2,936,782	2,936,782

Balance at March 31, 2006	13,936,353	$139,364	$124,436,601	$(600,067)	$123,975,898

See accompanying notes to financial statements.

Desert Capital REIT, INC.
Notes to Consolidated Financial Statements
March 31, 2006
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

The Company is a mortgage real estate investment trust ("REIT"), and its principal business activity is financing and investing in mortgage loans, including acquisition and development loans, construction loans, commercial property loans, and residential loans. The Company funds these investments through equity capital and leverage. Certain portions of our operations are conducted through our taxable REIT subsidiary (TRS). Income generated by our TRS is subject to federal income taxes at C corporation rates. Distributions made to stockholders from TRS generated income that has previously been taxed will receive “qualified” dividend treatment and be taxable to the stockholders at the current 15% rate.

On November 10, 2004, the Company entered into an agreement to acquire Consolidated Mortgage LLC for $13.5 million, consisting of 450,000 shares of the Company’s common stock and $9 million in cash. The acquisition was structured as an installment sale, and as of October 5, 2005, the Company owned 100% of the equity of Consolidated Mortgage. Consolidated Mortgage is a mortgage broker whose principal business activity is the origination and servicing of 12- to 18-month mortgage loans for us and over 4,000 private investors. Consolidated Mortgage generates origination and servicing fees on the approximately $376 million of loans funded by its investor-clients. The Company believes that ownership of the loan origination and servicing company will supply it with adequate loans to continually invest capital as well as a strong cash flow. The purchase price results in recognition of goodwill because Consolidated Mortgage generates substantial earnings from a relatively small amount of assets, and the purchase price was derived from the earnings stream. The results of operations of Consolidated Mortgage are included in the consolidated statement of operations of the Company as of January 1, 2005.

The consolidated financial statements presented in this Form 10-Q include the accounts of the Company, and its wholly or majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements, although management believes that the disclosures presented herein are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the quarter ended March 31, 2006 are not necessarily indicative of results that may be expected for the entire year ending December 31, 2006. These financial statements should be read in conjunction with the financial statements and notes included in the Company’s financial statements for the year ended December 31, 2005, as filed in Form 10-K.

Note 2 - Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

All highly liquid investments with original maturities of three months or less are considered to be cash equivalents. The Company places its cash and cash equivalents in high quality financial institutions. The consolidated account balances at each institution periodically exceeds FDIC insurance coverage and the Company believes that this risk is not significant. On March 31, 2006, the Company had $472,395 in restricted cash. The usage of the cash is restricted to tenant improvements on the remaining vacant space of our office building in Henderson, NV.

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

Loan origination fees and certain direct origination costs are deferred and recognized as adjustments to income over the lives of the related loans using level interest method. Loan brokerage fees are recognized as income upon funding of the loans. Service and other loan fees are recognized upon collection.

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

Loans

The Company generally invests in 12- to 18-month mortgage loans to borrowers. Loans are stated at unpaid principal balances, net of any unamortized deferred fees and costs on originated loans, and any allowance for loan losses. 83.2% of the loan portfolio consists of mortgage loans throughout Nevada, 6.7% consists of loans throughout Arizona, 5.2% consists of loans in Texas, 4.4% consists of loans in Missouri and the remaining 0.5% consists of loans in Utah. The ability of the Company’s borrowers to pay the notes is dependent upon the real estate and general economic conditions in these areas.

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

Impairment Policy

The Company has adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144). Impairment is measured on a loan-by-loan basis on the fair value of the related collateral since all loans subject to this measurement are collateral dependent. There were no impairment losses recognized for the three months ended March 31, 2006 or 2005.

Goodwill

The Company has adopted Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (SFAS 142), which requires that goodwill be tested for impairment at least annually. The Company has determined that goodwill was not impaired on March 31, 2006 or 2005.

    Income Taxes

The Company currently qualifies, and intends at all times in the future to qualify, as a REIT for federal income tax purposes, under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended and applicable Treasury Regulations. Therefore, the Company generally is not subject to federal corporate income taxes to the extent of distributions if the Company distributes at least 90% of its taxable income to its stockholders. To qualify as a REIT, the Company must elect to be so treated and must meet on a continuing basis certain requirements relating to the Company’s organization, sources of income, nature of assets, and distribution of income to stockholders. The Company also maintains certain records and may request certain information from its stockholders designed to disclose actual ownership of its stock in order to maintain REIT status.

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

Certain portions of our operations are conducted through our taxable REIT subsidiaries ("TRS").  Income generated from TRS is subject to federal income taxes at C corporation rates.  Distributions made to stockholders from income that has previously been taxed will receive "qualified" dividend treatment and be taxable to the stockholders at the current 15% rate.

Stock Compensation

The Company accounts for stock-based compensation issued to employees and  non-employees using the fair value recognition provisions of SFAS Statement No. 123 (R) “Share-based payments”. The total value of the restricted stock is determined on the grant date, and this amount is expensed over the vesting period using the straight-line method.

Recent Accounting Developments

On March 17, 2006, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 156, Accounting for Servicing of Financial Assets ("SFAS 156"), which amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("SFAS 140"). This Statement (1) requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specified situations, (2) requires all separately recognized servicing assets and liabilities to be initially measured at fair value, (3) for subsequent measurement of each class of separately recognized servicing assets and liabilities, an entity can elect either the amortization or fair value measurement method, (4) permits a one-time reclassification of available-for-sale ("AFS") securities to trading securities by an entity with recognized servicing rights, without calling into question the treatment of other AFS securities, provided the AFS securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or liabilities that a servicer elects to subsequently measure at fair value, and (5) requires separate presentation of servicing assets and liabilities measured at fair value in the statement of financial position and also requires additional disclosures. The initial measurement requirements of this Statement should be applied prospectively to all transactions entered into after the fiscal year beginning after September 15, 2006. The election related to the subsequent measurement of servicing assets and liabilities is also effective the first fiscal year beginning after September 15, 2006. We do not believe that this statement will have a material effect on our financial condition or results of operations.

On February 16, 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140 ("SFAS 155"), which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133") and SFAS 140. SFAS 155 (1) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (2) clarifies which interest-only and principal-only strips are not subject to the requirements of SFAS 133, (3) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (4) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (5) amends SFAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity's fiscal year that begins after September 15, 2006.  At adoption, the fair value election may also be applied to hybrid financial instruments that have been bifurcated under SFAS 133 prior to adoption of this Statement. Any changes resulting from the adoption of this Statement should be recognized as a cumulative effect adjustment to beginning retained earnings. We do not believe that this statement will have a material effect on our financial condition or results of operations.

Note 3 - Mortgage Investments

Mortgage investments represent acquisition and development and construction loans. The Company is subject to the risks inherent in finance lending, including the risk of borrower default and bankruptcy. The Company also invests in subordinated or second lien, mortgage loans. As of March 31, 2006 and 2005, approximately 19% and 13.4% respectively, of the principal balance of the outstanding mortgage notes was secured by second liens.

Mortgage investments are stated at the principal outstanding, less the allowance for loan losses. Mortgage notes receivable are generally single-pay notes with interest due monthly, and have an average term of 12- to 18-months.

	March 31,	December 31,
	2006	2005
Acquisition and development loans	$83,219,400	$44,522,500
Construction loans	18,175,580	23,204,480
Unamortized deferred fees and costs	(628,824)	-
Allowance for loan losses	(125,332)	(77,729)

Mortgage investments - net	$100,640,824	$67,649,251

Note 4 - Allowance for Loan Losses

Management reviews the Company's allowance for loan loss provision periodically, and the Company maintains an allowance for loan losses on its mortgage notes receivable at an amount that management believes is sufficient to protect against potential losses in the loan portfolio. The Company’s actual losses may differ from the estimate. As of March 31, 2006 and 2005, approximately 0.2% and 0% respectively, of the aggregate principal balance of the Company’s mortgage investments was in default. Management believes that all principal will be recovered on the defaulted amounts and, therefore, no losses have been recognized in the period.

A reconciliation of the Company’s allowance for loan losses follows:

Balance, December 31, 2005	$77,729
Provision for loan loss	47,603

Balance March 31, 2006	$125,332

The provision for loan loss was $47,603 and $19,016 for the three months ended March 31, 2006 and 2005, respectively.

Note 5 - Stock Based Compensation

The Board of Directors has adopted the 2004 Stock Incentive Plan of Desert Capital REIT, Inc. (the “Plan”). Directors, officers of the Company or any affiliate of the Company, and individual consultants or advisors are eligible for stock based compensation under the Plan. The Company has authorized 1,000,000 shares of common stock under the Plan. As of March 31, 2006 the Company has granted awards for 40,000 restricted shares under the Plan. The fair value of the shares on the grant date was $10 per share, and the shares vest in three equal annual installments, commencing on the first anniversary of issuance. Restricted stock expense for the three months ended March 31, 2006 and 2005 was $33,333 and $16,667, respectively.

Note 6 - Building and Equipment

The Company purchased an office building located in Henderson, NV, in February 2005. The building serves as the corporate headquarters of the Company and any space not utilized by the Company is leased to third parties. The total square footage of the building is approximately 40,000 square feet, and as of March 31, 2006, the building was approximately 76% occupied. The building is generating positive cash flow to the Company at this level of occupancy.

Building and equipment as of March 31, 2006 are as follows:

March 31, 2006

Building	$7,294,147
Equipment	126,314
Furniture and fixtures	415,370
Software	500,762
8,336,593

Less accumulated depreciation	(385,183)
$7,951,410

Depreciation expense was $107,028 and $0 for the three months ended March 31, 2006 and 2005, respectively.

Note 7 - Leases

The Company owns and operates an approximately 40,000 square foot office building in Henderson, NV. The Company currently leases approximately 20,000 square feet to related parties and approximately 10,000 square feet to third parties under noncancelable leases with an average term of five years. The future minimum receipts for each of the next five years are as follows:

Twelve months ending March 31,
2006	$457,749
2007	457,749
2008	457,749
2009	457,749
2010	457,749
Total	$2,288,745

Note 8 - Income taxes

Certain portions of our operations are conducted through our taxable REIT subsidiary ("TRS").  Income generated from TRS is subject to federal income taxes at C corporation rates.  Distributions made to stockholders from income that has previously been taxed will receive "qualified" dividend treatment and be taxable to the stockholders at the current 15% rate.

	Three months ended	Three months ended
	March 31, 2006	March 31, 2005

REIT taxable income	$2,812,769	$444,401
Income tax computed on REIT income	-	-

Taxable REIT subsidiary income	(50,139)	496,282
Income tax computed on taxable REIT subsidiary income	-	168,736

Total income taxes	$-	$168,736

Note 9 - Earnings per Share

Earnings per share is computed in accordance with SFAS No. 128, Earnings per Share. Basic earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding during each period, inclusive of unvested restricted stock which participates fully in dividends. The Company does not have any potentially dilutive instruments outstanding as of March 31, 2006 or 2005. Therefore, diluted earnings per share are not presented.

	Three months ended	Three months ended
	March 31, 2006	March 31, 2005
Net income	$2,936,782	$697,976
Weighted average shares outstanding	10,883,888	2,547,197

Earnings per share	$0.27	$0.27

Note 10 - Dividends

The Board of Directors declared monthly dividends on the last day of each month, payable to stockholders of record at the close of business on the last day of each month, prorated to the date admitted as a stockholder. The following table lists the declaration dates and per share amounts for the first quarter of 2006 and 2005:

	2006	2005
January 31	$0.10	$0.075
February 28	0.10	0.075
March 31	0.10	0.075

Total	$0.30	$0.225

Note 11 - Retirement Plan

The Company offers a SIMPLE IRA plan to its employees. The Company matches employee contributions dollar for dollar up to 3% of the employees’ compensation for the year. The amount matched by the Company is expensed in the same period that the corresponding employee contributions are made.

Note 12 - Notes Payable

As of March 31, 2006 and 2005, the Company had outstanding principal balances of $3.25 million and $9 million, respectively from Beresford Bancorporation, Inc, under a $15 million credit facility which is secured by the Company’s notes receivable. The interest rate on an outstanding balance of $5 million or less is the 10-year treasury yield on the last day of the month, plus 3.00%. The interest rate on any outstanding balance greater the $5 million is a constant 13%. Interest is payable monthly. The loan had a maturity of February 2006, which was subsequently extended to July 2006. Interest expense for the three months ended March 31, 2006 and 2005 was $83,800 and $91,818 respectively.

In October 2005, the Company negotiated a $5 million revolving credit facility with Bank West of Nevada. The facility is drawn on to close loans when we have not received all investors’ funds in house and we have a funding deadline. Once the investors’ funds are received the facility is repaid. The facility is secured by the corresponding notes. The interest rate on the facility is prime plus three quarters of one percent, which was 8.5% on March 31, 2006. The outstanding balance on March 31, 2006 was $4,522,400 and interest expense for the three months ended March 31, 2006 was $44,329.

The Company has a mortgage of $6,599,200 from Bank West of Nevada on an office building in Henderson, NV. The building serves as corporate headquarters for the Company. The loan has a variable interest rate set at prime, which was 7.75% on December 31, 2005 and is being amortized over twenty-one years. Interest expense on this mortgage for the three months ended March 31, 2006 was $121,281. The maturities for the next five years on this mortgage loan are as follows:

Twelve months ending March 31,
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

Note 13 - Commitments and Related Parties

The Company has contracted with Burton to serve as advisor for the Company. Burton oversees the day-to-day operations including asset, liability and capital management. The Company has no employees. In lieu of paying salaries to its officers, the Company compensates Burton pursuant to an advisory agreement that entitles Burton to a base management fee, incentive compensation and reimbursement of expenses. The officers and owners of Burton are also the executive officers of the Company. The annual base management compensation is 1% of the first $200,000,000 of average invested assets plus 0.8% of the average invested assets in excess of $200,000,000, to be paid quarterly. The base management fee expense for the three months ended March 31, 2006 and 2005 was $200,884, and $83,752, respectively, and $76,295, and $83,752 remained payable on March 31, 2006 and 2005, respectively. The incentive compensation is a tiered percentage of the amount of our net income (taxable income) excluding capital losses, before deducting incentive compensation less a threshold return, which is the net income that would produce an annualized return on our average invested assets equal to the 10-year U.S. Treasury rate plus 1.0%. The tiered percentage is the weighted average of 20% of the first $200,000,000 of average invested assets and 10% of the excess over $200,000,000 of average invested assets. The incentive compensation is calculated quarterly and any positive quarterly incentive amount shall be paid by the Company, along with the base management compensation, within 15 days of receipt of the computations. At the end of the fiscal year, the incentive compensation shall be calculated based upon the net income for the year. If the quarterly payments are less than the annual incentive amount, the Company shall pay Burton the difference. If the quarterly payments were to exceed the annual incentive compensation, Burton will refund the excess to the Company, which will reduce the previously recorded incentive fee expense. Should the Company not have sufficient cash available to pay the quarterly or annual amounts, the Company would either borrow sufficient funds or sell assets to meet these contracted obligations. Incentive compensation for the three months ended March 31, 2006 and 2005 was $300,977, and $29,023, respectively, and $300,977, and $29,023 remained payable on March 31, 2006 and 2005, respectively.

The Company had borrowed approximately $1,322,130 from its advisor, Burton. On February 6, 2005, 132,213 shares of the Company’s common stock were issued to Burton as repayment of the note in lieu of cash. The interest rate on the note was equal to the 10-year treasury yield on the last day of the month. Interest expense on the note from January 1, 2005 to February 6, 2005, the date the note was paid off, was $5,585.

At the time we entered into the agreement to acquire Consolidated Mortgage, Consolidated Mortgage had a management agreement in place with ARJ, a company of which Todd Parriott is president, director and controlling shareholder, pursuant to which ARJ is paid a management fee equal to 33% of Consolidated Mortgage's pre-tax net income. The fee is calculated and paid monthly. The management fee for three months ended March 31, 2006 and 2005 was $602,943 and $779,775, respectively, and $312,847 and $260,360 remained payable on March 31, 2006 and 2005, respectively.

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

CMC Financial earned sales commissions and marketing support fees for the three months ended March 31, 2006 and 2005 of $3,967,548, and $670,401, respectively, and $43,601, and $274,028 remained payable on March 31, 2006 and 2005, respectively.

CMC Financial Services also has an agreement in place with Consolidated Mortgage to provide investors for loans brokered and serviced by Consolidated Mortgage for a fee equal to 25 basis points of every dollar raised. The fee is calculated and paid monthly. The fee pursuant to this agreement for the three months ended March 31, 2006 and 2005 was $139,904 and $288,509, respectively, and $40,612 and $106,327 remained payable on March 31, 2006 and 2005, respectively.

On March 31, 2006, the Company had outstanding loans of approximately $12.9 million to CM Land, LLC, a related party. The executive officers of the Company also own and manage CM Land, LLC. The loans have an average interest rate of 12.8% and mature between June, 2006 and January, 2007. CM Land, LLC, used these funds, in addition to funds provided by unaffiliated third party lenders, to acquire approximately $80 million of unimproved real estate from an unaffiliated third party. The Company’s loan is evidenced by a mortgage note and is secured by a deed of trust on the land acquired with the Company’s funds. The Company paid no fees to CM Land in connection with the transaction. The Board has appointed an independent committee to review and approve amounts we loan to CM Land, LLC. The Company has earned interest of $439,840 for the three months ended March 31, 2006 for these loans.

The Company also leases office space to Burton, CMC Financial Services, and Residential Capital Mortgage Corporation, a company of wich Todd Parriott is director and controlling shareholder, under noncancelable operating leases which expire in July 2010. The total rents received from related parties for the quarter ended March 31, 2006 was $73,985.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

•  Decreases in the value of the property underlying our mortgage loans;

•  Our Advisor’s motivation to recommend riskier investments in an effort to maximize its incentive compensation under the advisory agreement; and

•  Although we believe our method of operations is in conformity with the requirements for qualification as a REIT, we cannot assure you that we will continue to qualify as a REIT. Our failure to remain qualified as a REIT could have material adverse effect on our performance and your investment.

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

In 2005 we purchased Consolidated Mortgage, LLC. Consolidated Mortgage generates origination and servicing fees on approximately $376 million in loans funded by its investor-clients. Due to the short-term nature of the loans originated by Consolidated Mortgage, the portfolio turns over every 12- to 18- months as loans are repaid and new loans are funded, thus generating recurring fee income. Historically, investors have generally reinvested their proceeds from loan repayments into new loans. We believe the acquisition of Consolidated Mortgage will enhance our ability to pay dividends because of the additional fee revenues generated by Consolidated Mortgage.

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

Public Offering of Equity Securities/Use of Proceeds

Pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933, as amended (the “Registration Statement”), we were selling to the public on a “best efforts” basis up to 20,000,000 shares of our common stock at a price of $10 per share (the “Offering”) and up to 2,000,000 additional shares pursuant to a dividend reinvestment plan under which our stockholders may elect to have dividends reinvested in additional shares at $10 per share. The Registration Statement was declared effective by the SEC on July 16, 2004.  The Offering commenced on July 22, 2004 and was terminated on March 31, 2006.

As of March 31, 2006 we had sold approximately 13.7 million shares of our common stock (“Shares”) for aggregate gross proceeds before Offering costs and selling commissions of approximately $137 million and issued approximately 280,000 shares pursuant to the dividend reinvestment plan. As part of our formation prior to the offering, 20,000 shares or $200,000 of our common stock were sold to our Advisor.

In connection with the Offering, we incurred approximately $14.2 million of costs related to the issuance and distribution of the Shares through March 31, 2006.

The Company has commenced our second public offering of shares of our common stock. We are selling to the public on a “best efforts” basis up to 15,000,000 shares of our common stock at a price of $15 per share (the “Second Offering”) and up to 1,500,000 additional shares pursuant to a dividend reinvestment plan under which our stockholders may elect to have dividends reinvested in additional shares at $15 per share. The Second Registration Statement was declared effective by the SEC on March 22, 2006.

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

Revenue Recognition

Interest is accrued monthly on outstanding principal balances unless we consider the collection of interest to be uncertain. We generally considers the collection of interest to be uncertain when loans are contractually past due 90 days or more. Past due status is based on contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful. All interest accrued but not collected for loans that are placed on nonaccrual or charged off are reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method until qualifying for return to accrual.

Loan origination fees and certain direct origination costs are deferred and recognized as adjustments to income over the lives of the related loans using level interest method. Loan brokerage fees are recognized as income upon funding of the loans. Service and other loan fees are recognized upon collection.

Offering Costs

Costs attributable to securities offerings are charged against the proceeds of the offerings as a reduction to equity capital. These costs include legal and accounting fees to prepare the securities filing as well as the fees incurred in selling the securities, such as broker commissions.

Loans

We generally invest in 12- to 18-month mortgage loans to borrowers. Loans are stated at unpaid principal balances, net of any unamortized deferred fees and costs on originated loans, and any allowance for loan losses. 83.2% of the loan portfolio consists of mortgage loans throughout Nevada, 6.7% consists of loans throughout Arizona, 5.2% consists of loans in Texas, 4.4% consists of loans in Missouri and the remaining 0.5% consists of loans in Utah. The ability of our borrowers to pay the notes is dependent upon the real estate and general economic conditions in these areas.

Allowance for Loan Losses

We provide a loan allowance related to certain of our mortgage loans. Management monitors the delinquencies and defaults on the underlying mortgages and, if an impairment of the related mortgage security is deemed to be other than temporary, the carrying value of the related mortgage security will be reduced to fair value. The loan loss provision is based on our assessment of numerous factors affecting our portfolio of mortgage assets including, but not limited to, current and projected economic conditions, delinquency status, credit losses to date on underlying mortgages and any remaining credit protection. Loan loss provision estimates are reviewed periodically and adjustments are reported in earnings when they become known.

Impairment Policy

We have adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144). Impairment is measured on a loan-by-loan basis on the fair value of the related collateral since all loans subject to this measurement are collateral dependent. There were no impairment losses recognized for the three months ended March 31, 2006 or 2005.

Income Taxes

We currently qualify, and intend at all times in the future to qualify, as a REIT for federal income tax purposes, under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, and applicable Treasury Regulations. Therefore, we generally are not subject to federal corporate income taxes to the extent of distributions if we distribute at least 90% of its taxable income to its stockholders. To qualify as a REIT, the Company must elect to be so treated and must meet on a continuing basis certain requirements relating to the our organization, sources of income, nature of assets, and distribution of income to stockholders.  We also maintain certain records and may request certain information from our stockholders designed to disclose actual ownership of our stock in order to maintain REIT status.

In addition, we must satisfy certain gross income requirements annually and certain asset tests at the close of each quarter of our taxable year. If we fail to qualify for taxation as a REIT in any taxable year, and the relief provisions do not apply, we will be subject to tax on its taxable income at regular corporate rates. Distributions to stockholders in any year in which we fail to qualify will not be deductible by us nor will they be required to be made. Unless entitled to relief under specific statutory provisions, we will also be disqualified from taxation as a REIT for the four taxable years following the year during which we failed to qualify.

Certain portions of our operations are conducted through our taxable REIT subsidiary ("TRS").  Income generated from TRS is subject to federal income taxes at C corporation rates.  Distributions made to stockholders from income that has previously been taxed will receive "qualified" dividend treatment and be taxable to the stockholders at the current 15% rate.

Results of Operations - Three months ended March 31, 2006 compared to three months ended March 31, 2005.

Revenues

Interest income increased $2.4 million, or 407%, to $3.0 million in the first quarter of 2006 from $600,000 for the three months ended March 31, 2005. This increase was due to a 309% increase in the average balance of the loan portfolio from $19.4 million for the quarter ended March 31, 2005 to $79.4 million in the same period in 2006 due to increased loan originations as a result of the ongoing sale of our equity securities. The average yield on the mortgage investments increased 10.9% to 13.52% for the quarter ended March 31, 2006 from 12.19% in the same period in 2005, as a result of increased market rate of interest as well as an 18.5% increase in the average amount of second deeds of trust outstanding in the first quarter of 2006 as compared to the first quarter of 2005.

Non-interest income increased $2.3 million, or 303%, to $3.0 million in the first quarter of 2006 from $750,000 for the same period in 2005. This increase was primarily due to the purchase of Consolidated Mortgage. Consolidated Mortgage generates its revenues from loan origination and servicing fees from borrowers. In the first quarter of 2006, Consolidated Mortgage originated loans with aggregate principal amount of $90 million and average origination fees amounted to 2.6% of principal funded. Management believes that it will continue to generate similar returns in the future.

Expenses

Interest expense increased $199,000, or 200%, to $298,000 in the first quarter of 2006 from $100,000 for the same period in 2005. This increase was due to a 102% increase in the average debt financing on or loan portfolio from $6.7 million for the quarter ended March 31, 2005 to $13.5 million for the same period in 2006 due to increased loan originations, as well as a 48% increase in the average cost of these borrowings from 5.95% to 8.84% as a result of increased market rates of interest and principal amounts of borrowings.

Non-interest expenses increased $2.4 million, or 666%, to $2.75 million in the first quarter of 2006 from $360,000 for the same period in 2005. This increase was primarily due to the purchase of Consolidated Mortgage and the operating expenses that are associated with it. Management believes that it will continue to incur similar costs in the future.

Taxable income

REIT taxable net income is calculated according to the requirements of the Internal Revenue Code, rather than GAAP. The following table reconciles GAAP net income to REIT taxable net income for the three months ended March 31, 2006 and 2005:

	Three months ended	Three months ended
	March 31, 2006	March 31, 2005

GAAP net income	$2,936,782	$697,976
Adjustments to GAAP net income:
Provision for loan loss	47,603	19,016
Net adjustment for TRS income	(171,616)	(272,591)

REIT taxable net income (loss)	$2,812,769	$444,401

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

Funds From Operations (“FFO")

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

Funds from Operations for the three months ended March 31, 2006 and 2005 are as follows:

	Three months ended	Three months ended
	March 31, 2006	March 31, 2005

GAAP net income	$2,936,782	$697,976
Add:
Real estate depreciation	76,595	-

Funds from operations	$3,013,377	$697,976
Funds from operations per share	0.28	0.27

Liquidity and Capital Resources

Our primary sources of funds for liquidity consist of funds raised from our initial public equity offering which commenced in August 2004, and our second public offering which commenced in April 2006, borrowings under our credit arrangements, net cash provided by operating activities, and repayments of outstanding loans.

In August 2004 we commenced a public offering of our common stock. Through March 31, 2006, we received gross proceeds of $137 million. These proceeds were used to invest in mortgage loans and pay the offering expenses.

 We currently have a $15 million credit facility that matures in July 2006. Borrowings under our credit facility bear interest at the 10-year Treasury Rate plus 3% for outstanding balances of $5 million of less and 13% for outstanding balances greater than $5 million. Depending on market conditions, we may incur debt up to 300% of our net assets. We expect to use borrowings under our credit facility and any future borrowings under other lines of credit with commercial banks to fund or acquire loans secured by real estate. The borrowings under our existing credit facility are, and some or all of our future debt may be, secured by some or all of our assets. If we default in the payment of interest or principal on any such debt, breach any representation or warranty in connection with any borrowing or violate any covenant in any loan document, our lender may accelerate the maturity of such debt requiring us to immediately repay all outstanding principal. If we are unable to make such payment, our lender could foreclose on our assets that are pledged as collateral to that lender. The lender could also sue us or force us into bankruptcy. Any of these events would likely have a material adverse effect on the value of an investment in our common stock. At March 31, 2006 we had an outstanding balance of $3.25 million, and we were in compliance with all covenants under the credit facility. At March 31, 2006 we had a $11.75 million available under this facility.

We also have a $5 million revolving credit facility with Bank West of Nevada that matures in October 2006. The facility is drawn on to close loans when we have not received all investors’ funds in house and we have a funding deadline. Once the investors’ funds are received the facility is repaid. The facility is secured by the corresponding notes. The interest rate on the facility is prime plus three quarters of one percent. The outstanding balance on March 31, 2006 was $4,522,400. At March 31, 2006 we had $477,600 available under this facility.

     Net cash provided by operating activities for the three months ended March 31, 2006 was approximately $2.8 million, which was primarily generated from interest on our mortgage notes receivable and fees generated from originating and servicing loans. We expect cash flows from operating activities to increase as we continue to invest proceeds from the Second Offering into mortgage loans and generate additional origination fees.

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

Item 4. Controls and Procedures

As of the end of the period covered by this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of Company management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of the end of the period covered by this report. There has been no change in the Company’s internal control over financial reporting identified in connection with the evaluation described above that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1A. Risk Factors

    There were no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

    Desert Capital REIT's Form S-11 Registration Statement, File No. 333-111643, registering the sale of up to 22,000,000 shares of Desert Capital's common stock, was declared effective by the Securities and Exchange Commission on July 16, 2004.  The offering commenced on July 16, 2004.  The offering was a "best efforts" offering, and was terminated as of March 31, 2006.  The dealer-manager for the offering was CMC Financial Services, Inc.  The offering price was $10.00 per share, with discounts and commissions payable to the dealer-manager equaling $0.90 per share.  The aggregate price of the 22,000,000 shares of common stock registered is $220,000,000.  As of the termination of the offering on March 31, 2006, Desert Capital had sold approximately 13,698,871.8603 shares with an aggregate offering price of $136,988,718.60, and issued 279,744.3770 shares pursuant to the dividend reinvestment plan.

    From July 16, 2004 through March 31, 2006, Desert Capital has incurred offering costs of $14.2 million consisting of $11.7 million in commissions to CMC Financial Services, Inc., the dealer-manager, and $2.5 milliion for legal, accounting, and filing fees.  Todd B. Parriott, the Chairman of the Board and Chief Executive Officer of Desert Capital is a director and principal of CMC Financial Services, Inc.  The net offering proceeds to Desert Capital REIT after deducting total offering expenses as of March 31, 2006 are $122.8 million.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2006 - January 31, 2006	4,578	$10	4,578	(2)
February 1, 2006 - February 28, 2006	885	$10	885	(2)
March 1, 2006 - March 31, 2006	22,500	$10	22,500	(2)
Total	27,963		27,963
(1) The shares we repurchased were repurchased in connection with our share repurchase plan in as disclosed in our Form S-11 registration statement.  Our share repurchase plan limits the amount we repurchase in each quarter and is subject to certain conditions.

(2) We may, at our option, repurchase the common stock presented for cash to the extent we have sufficient available proceeds from our DRIP to do so.  For purposes of funding the Repurchase Plan, all proceeds from the DRIP for the applicable calendar quarter will be used by the reinvestment agent on our behalf to repurchase shares of our common stock pursuant to the terms of the Repurchase Plan.  In addition, we may, at our discretion, use up to $100,000 per calendar quarter of the proceeds of the Offering for repurchases under the Repurchase Plan.  However, at no time during any consecutive 12-month period would the number of shares repurchased by us under the Repurchase Plan exceed 5% of the number of outstanding shares of our common stock at the beginning of that 12-month period..

Item 5. Other Information

None.

Item 6. Exhibits

a) Exhibits

31.1 - Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2 - Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1 - Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DESERT CAPITAL REIT, INC.

May 15, 2006	/s/ TODD B. PARRIOTT
Todd B. Parriott,
Chairman of the Board, Chief Executive Officer, President and Chief Investment Officer (Principal Executive Officer)

May 15, 2006	/s/ JONATHAN G. ARENS
Jonathan G. Arens,
Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number  Description

31.1 - Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2 - Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1 - Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*Filed herewith

** Furnished herewith