Form 10-Q
period 2006-06-30
DESERT CAPITAL REIT INC
filed 2006-08-14
CIK 1274055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________

FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ___ to ___
____________________

Commission File Number 333-128885

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
Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of Exchange Act.  (Check one)
Large Accelerated Filer ☐ Accelerated Filer ☐  Non-Accelerated Filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
Yes ☐ No ☑

The number of shares of the registrant's common stock, par value $0.01 per share, outstanding as of August 10, 2006, was 14,130,856.9199.

DESERT CAPITAL REIT, INC.
FORM 10-Q
For the Quarter Ended June 30, 2006

Part I. Financial Information

Item 1. Consolidated Financial Statements (Unaudited)

DESERT CAPITAL REIT, INC.
Consolidated Balance Sheets

	June 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Mortgage investments - net	$134,425,908	$67,649,251
Loans held-for-sale	4,868,181	1,461,147
Goodwill	13,388,555	13,388,555
Building and equipment - net	7,857,936	8,029,250
Land	1,820,000	1,820,000
Cash and cash equivalents	2,841,891	4,459,289
Interest receivable	1,260,472	572,944
Deferred financing costs	993,545	-
Investment in equity affiliates	928,000	-
Other	323,258	145,356

Total assets	$168,707,746	$97,525,792

LIABILITIES AND STOCKHOLDERS' EQUITY
Notes payable	$10,068,148	$12,112,386
Junior subordinated notes	30,928,000	-
Dividends payable	1,428,679	880,633
Deferred income taxes	60,215	-
Accounts payable and accrued expenses	908,241	1,708,444

Total liabilities	43,393,283	14,701,463

Preferred stock, $0.01 par value: 15,000,000 shares
authorized, none outstanding	-	-
Common stock, $0.01 par value: 100,000,000 shares authorized; 14,037,465 and 9,388,994
shares issued and outstanding on June 30, 2006 and December 31, 2005, respectively	140,375	93,890
Additional paid-in capital	126,401,263	83,005,684
Retained earnings	(1,227,175)	(275,245)

Total stockholders' equity	125,314,463	82,824,329

Total liabilities and stockholders' equity	$168,707,746	$97,525,792

See accompanying notes to financial statements.

DESERT CAPITAL REIT, INC.
Consolidated Statement of Operations

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
INTEREST INCOME:
Mortgage investments	$4,019,247	$863,445	$6,873,195	$1,544,381
Other interest	160,597	40,228	316,940	73,803

Total interest income	4,179,844	903,673	7,190,135	1,618,184

INTEREST EXPENSE:
Interest expense	387,794	262,417	685,688	501,306

Total interest expense	387,794	262,417	685,688	501,306

Net interest income	3,792,050	641,256	6,504,447	1,116,878
Provision for loan losses	78,146	8,590	125,749	27,606

Net interest income after provision for loan loss	3,713,904	632,666	6,378,698	1,089,272

NON-INTEREST INCOME:
Loan brokerage fees	2,182,006	2,554,319	4,447,093	5,419,450
Service and other loan fees	442,736	812,178	1,013,071	1,364,803
Other	91,058	64,834	283,914	66,631

Total non-interest income	2,715,800	3,431,331	5,744,078	6,850,884

NON-INTEREST EXPENSE:
Compensation	554,339	530,565	1,020,796	937,454
Management fees	1,204,704	888,741	2,309,508	1,745,774
Professional fees	449,890	511,990	874,964	984,804
Insurance	106,811	116,146	214,059	229,131
Depreciation	107,938	15,849	214,966	32,758
Other	402,523	259,155	948,202	591,076

Total non-interest expense	2,826,205	2,322,446	5,582,495	4,520,997

Net income before taxes	3,603,499	1,741,551	6,540,281	3,419,159

Income tax expense	60,215	193,279	60,215	362,016

Income before minority interest	3,543,284	1,548,272	6,480,066	3,057,143
Income allocated to minority interest	-	624,461	-	1,435,357

Net income	$3,543,284	$923,811	$6,480,066	$1,621,786

Earnings per share - basic and diluted	0.25	0.27	0.52	0.54

Weighted average outstanding shares	13,901,221	3,475,763	12,400,890	3,011,479

See accompanying notes to financial statements.

DESERT CAPITAL REIT, INC.
Consolidated Statements of Cashflows

	Six Months
	Ended June 30,
	2006	2005
OPERATING ACTIVITIES
Net income	$6,480,066	$1,621,786
Adjustments to reconcile net income to net cash:
Depreciation	214,966	32,758
Minority interest	-	1,435,357
Stock based compensation	66,667	33,334
Provision for loan loss	125,749	27,606
Deferred income taxes	60,215	-
Net change in:
Interest receivable	(687,528)	(63,568)
Other assets	(177,901)	(55,850)
Deferred origination fees	1,022,233	-
Accounts payable	(754,329)	(12,959)

Net cash provided by operating activities	6,350,138	3,018,464

INVESTING ACTIVITIES
Investment in subsidiary	-	(2,460,093)
Investment in equity affiliate	(928,000)	-
Investment in mortgage investments	(67,924,638)	(7,721,912)
Purchase of loans held-for-sale	(3,407,034)	-
Purchase of land	-	(1,820,000)
Acquisition of building and equipment	(43,652)	(7,175,725)

Net cash used by investing activities	(72,303,324)	(19,177,730)

FINANCING ACTIVITIES
Net payments on lines of credit	(1,988,600)	9,012,859
Repayments of mortgage loan	(55,638)	-
Proceeds from junior subordinated notes	30,928,000	-
Issuance of common stock	47,295,877	19,618,702
Deferred financing costs	(993,545)	-
Dividends on common stock	(4,728,524)	(826,566)
Dividends to minority interest	-	(1,440,893)
Offering costs paid	(4,314,893)	(2,480,541)
Shares redeemed and retired	(1,806,889)	-

Net cash provided by financing activities	64,335,788	23,883,561

Net (decrease) increase in cash	(1,617,398)	7,724,295
Cash at beginning of period	4,459,289	2,375,309
Cash at end of period	$2,841,891	$10,099,604

Cash paid for interest	$500,322	$579,535
Cash paid for taxes	670,000	29,085
Capitalized interest	-	15,015

Supplemental schedule of non-cash investing and financing

Common stock issued in exchange for interest in subsidiary	$-	$1,125,000
Common stock issued as repayment of indebtedness	-	1,322,139
Common stock issued for dividend reinvestment program	2,155,428	499,925
Common stock dividends declared but not paid	1,428,679	387,528
Offering costs incurred but not paid	45,058	388,850

See accompanying notes to financial statements.

DESERT CAPITAL REIT, INC.
Consolidated Statements of Changes in Stockholders' Equity

	Common Stock Shares	Common Stock Par Value	Additional Paid - in Capital	Retained Earnings	Total
Balance at December 31, 2005	9,388,994	$93,890	$83,005,684	$(275,245)	$82,824,329

Issuance of common stock	4,829,340	48,292	49,403,014	-	49,451,306

Stock based compensation	-	-	66,667	-	66,667

Stock redeemed and retired	(180,689)	(1,807)	(1,805,083)		(1,806,890)

Dividends on common stock	-	-	-	(7,431,996)	(7,431,996)

Offering costs	-	-	(4,269,019)	-	(4,269,019)

Net income	-	-	-	6,480,066	6,480,066

Balance at June 30, 2006	14,037,645	$140,375	$126,401,263	$(1,227,175)	$125,314,463

See accompanying notes to financial statements.

Desert Capital REIT, INC.
Notes to Consolidated Financial Statements
June 30, 2006
(Unaudited)

Note 1 - Organization

References herein to “we,” “us” or “our” refer to Desert Capital REIT, Inc. and its subsidiaries unless the context specifically requires otherwise.

We are a Maryland corporation formed in December 2003 as a real estate investment trust ("REIT") that specializes in the origination and financing of short-term mortgage loans. We generally invest in 12- to 18- month, first and second lien mortgage loans, consisting of acquisition and development loans and construction loans to developers and builders of residential and commercial property. The loans are primarily sub-prime and have a fixed rate of interest. We derive our revenues primarily from interest payments received from mortgage investments funded with our equity capital and borrowed funds. Our principal business objective is to generate net income for distribution to our stockholders from the spread between interest income on our mortgage assets and the costs of financing the acquisition of these assets. This spread, net of operating expenses, provides both operating capital and distributable income. Our business depends on our access to external sources of financing at a cost we can absorb while still generating an attractive risk-adjusted return on the loans we acquire using the proceeds of our financings. Our business also depends on our ability to locate suitable investments to keep our capital fully deployed at favorable rates. We are externally managed and advised by Burton Management Company (“Burton”).

Substantially all of the loan origination and loan servicing is conducted through our wholly owned subsidiary, Consolidated Mortgage LLC. In addition to originating and servicing loans for us, Consolidated Mortgage also originates, brokers, and services mortgage loans to private investors. Consolidated Mortgage generates significant brokerage and other fees from the loans funded by its private investor-clients which provides additional cash flow to us. Due to the high amount of fees generated by Consolidated Mortgage it has been structured as a taxable REIT subsidiary (“TRS”) resulting in its income being subject to federal income taxes at C corporation rates.

We qualified as a REIT under the Internal Revenue Code commencing with our taxable year ending December 31, 2004 and expect to qualify for the current fiscal year. To maintain our tax status as a REIT we plan to continue to distribute at least 90% of our taxable income to stockholders.

Basis of Presentation
The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the financial statements and the related management's discussion and analysis of financial condition and results of operations filed on Form 10-K for the fiscal year ended December 31, 2005. In our opinion, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of results that may be expected for the entire year ending December 31, 2006.

Note 2 -  Summary of Significant Accounting Policies

Principles of Consolidation
The accompanying unaudited consolidated interim financial statements include, on a consolidated basis, our accounts, the accounts of our wholly-owned subsidiaries and our interests in variable interest entities in which we are the primary beneficiary. All significant intercompany balances and transactions have been eliminated in consolidation. Our interest in Desert Capital TRS Statutory Trust I (see Note 11) is accounted for using the equity method and the assets and liabilities are not consolidated into our financial statements due to our determination that Desert Capital TRS Statutory Trust I is a variable interest entity in which we are not the primary beneficiary under Financial Accounting Standards Board Interpretation No. 46R (“FIN46”).

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may ultimately differ from those estimates.

Cash and Cash Equivalents
We consider all highly liquid investments with original maturities of three months or less to be cash equivalents.

Restricted cash of $472,395 is on deposit with our bank and will be used for tenant improvements on the remaining vacant space in our office building in Henderson, NV.

Revenue Recognition
Interest income on our mortgage investments is recognized over the life of the investment and recorded on the accrual basis. Loan origination fees and certain direct origination costs associated with mortgage investments funded by us are deferred and recognized as an adjustment to yield over the lives of the related loans using the straight-line method. Income recognition is generally suspended for loans at the earlier of the date at which payments become 90 days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed.

Loan brokerage fees for loans brokered to private investors are recognized as income upon the recording of the loans. Servicing and other loan fee income related to the third party portfolio of loans is recognized when the services have been performed.

Offering Costs
Costs attributable to securities offerings are charged against the proceeds of the offerings as a reduction to equity capital. These costs include legal and accounting fees to prepare the securities filing as well as the fees incurred in selling the securities, such as broker commissions.

Building and Equipment
Building, equipment, furniture and fixtures are stated at cost, net of any accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the individual assets.

Mortgage Investments and Loans Held-for-Sale
Mortgage investments are intended to be held to maturity and, accordingly are carried at cost, net of any unamortized deferred fees and costs, and any allowance for loan losses. Loans held-for-sale are carried at the lower of cost or market value.

Allowance for Loan Losses
Management monitors the delinquencies and defaults on the underlying mortgages and, if an impairment of the related mortgage loan is deemed to be other than temporary, the carrying value of the related mortgage loan will be reduced to fair value through a charge to the allowance for loan losses.

An allowance for loan loss is reflected in our financial statements based upon an evaluation of known and inherent risks in our mortgage loans. The allowance is based on our assessment of numerous factors affecting our portfolio of mortgage assets including, but not limited to, current and projected economic conditions, delinquency status, credit losses to date on underlying mortgages and any remaining credit protection. Loan loss estimates are reviewed periodically and adjustments are reported in earnings when they become known. Actual losses, if any, could ultimately differ from these estimates.

Income Taxes
We elected to be taxed as a REIT, under Sections 856 through 860 of the Internal Revenue Code, beginning with our taxable year ended December 31, 2004. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our ordinary taxable income to stockholders. As a REIT, we generally are not subject to federal income tax on taxable income that we distribute to our stockholders. If we failed to qualify as a REIT in any taxable year, we would then be subject to federal income taxes on our taxable income at regular corporate rates and we would not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification was lost unless the Internal Revenue Service granted us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distributions to stockholders. However, we intend to operate in the foreseeable future in such a manner so that we will qualify as a REIT for federal income tax purposes.

Our taxable REIT subsidiaries are subject to federal, state, and local taxes.

Stock Compensation
We account for stock-based compensation issued to employees and non-employees using the fair value recognition provisions of SFAS Statement No. 123 (R) “Share-based payment”. The total value of the restricted stock is determined on the grant date, and this amount is expensed over the vesting period using the straight-line method.

Recent Accounting Developments

On March 17, 2006, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 156, Accounting for Servicing of Financial Assets ("SFAS 156"), which amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("SFAS 140"). SFAS 156 (1) requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specified situations, (2) requires all separately recognized servicing assets and liabilities to be initially measured at fair value, (3) for subsequent measurement of each class of separately recognized servicing assets and liabilities, an entity can elect either the amortization or fair value measurement method, (4) permits a one-time reclassification of available-for-sale ("AFS") securities to trading securities by an entity with recognized servicing rights, without calling into question the treatment of other AFS securities, provided the AFS securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or liabilities that a servicer elects to subsequently measure at fair value, and (5) requires separate presentation of servicing assets and liabilities measured at fair value in the statement of financial position and also requires additional disclosures. The initial measurement requirements of this Statement should be applied prospectively to all transactions entered into after the fiscal year beginning after September 15, 2006. The election related to the subsequent measurement of servicing assets and liabilities is also effective the first fiscal year beginning after September 15, 2006. We do not believe that this Statement will have a material effect on our financial condition or results of operations.

On February 16, 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments ("SFAS 155"), which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133") and SFAS 140. SFAS 155 (1) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (2) clarifies which interest-only and principal-only strips are not subject to the requirements of SFAS 133, (3) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (4) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (5) amends SFAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity's fiscal year that begins after September 15, 2006. At adoption, the fair value election may also be applied to hybrid financial instruments that have been bifurcated under SFAS 133 prior to adoption of this Statement. Any changes resulting from the adoption of this Statement should be recognized as a cumulative effect adjustment to beginning retained earnings. We do not believe that this Statement will have a material effect on our financial condition or results of operations.

In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in tax positions. FIN 48 requires we recognize in our financial statements the impact of a tax position, if the position is more likely than not of being sustained on audit, based on the technical merits of the position.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  We are in the process of assessing the impact of FIN 48 and have not determined what impact, if any, our adoption of FIN 48 will have on our financial position, results of operations or cash flows.

Note 3 - Mortgage Investments
Mortgage investments represent first and second lien positions on acquisition and development and construction loans.

	June 30,	December 31,
	2006	2005

Acquisition and development loans	$112,020,538	$44,522,500
Construction loans	23,631,080	23,204,480
Unamortized deferred fees and costs	(1,022,233)	-
Allowance for loan losses	(203,477)	(77,729)

Mortgage investments - net	$134,425,908	$67,649,251

As of June 30, 2006 and December 31, 2005, approximately 17% and 19% respectively, of the principal balance of the outstanding mortgage notes were secured by second liens. As of June 30, 2006 the portfolio had a weighted average interest rate of 13.4%.

As of June 30, 2006, our mortgage investment portfolio was concentrated in the Southwestern United States. Eighty-eight percent of the principal balance of our portfolio was invested throughout Nevada, California, Arizona, and Utah. Our borrowers’ ability to repay our notes is dependent upon the real estate and general economic conditions in this area.

Note 4 - Stock Based Compensation
The Board of Directors has adopted the 2004 Stock Incentive Plan of Desert Capital REIT, Inc. (the “Plan”). Our Directors, officers or any affiliate of the Company, and individual consultants or advisors are eligible for stock based compensation under the Plan. We have authorized 1,000,000 shares of common stock under the Plan. As of June 30, 2006 the Company has granted awards for 40,000 restricted shares under the Plan. The fair value of the shares on the grant date was $10 per share, and the shares vest in three equal annual installments, commencing on the first anniversary of issuance. Restricted stock expense for the three and six months ended June 30, 2006 was $33,333 and $66,667, respectively.

Note 5 - Building and Equipment
We own an office building in Henderson, NV, which serves as our corporate headquarters. Any space that is not utilized by us is leased to other companies. The total square footage of the building is approximately 40,000 square feet, and as of June 30, 2006, the building was approximately 89% leased.

Building and equipment as of June 30, 2006 and December 31, 2005 are as follows:

	June 30,	December 31,
	2006	2005

Building	$7,294,147	$7,294,147
Equipment	126,314	126,314
Furniture and fixtures	429,294	411,346
Software	501,302	475,598
	8,351,057	8,307,405

Less accumulated depreciation	(493,121)	(278,155)
	$7,857,936	$8,029,250

Note 6 - Leases
We currently lease approximately 12,020 square feet of office space (see Note 5) to related parties and approximately 15,000 square feet to unrelated third parties under noncancelable leases with an average term of five years.

Note 7 - Income taxes
We elected to be taxed as a REIT, under Sections 856 through 860 of the Internal Revenue Code, beginning with our taxable year ended December 31, 2004. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our ordinary taxable income to stockholders. As a REIT, we generally are not subject to federal income tax on taxable income that we distribute to our stockholders. If we failed to qualify as a REIT in any taxable year, we would then be subject to federal income taxes on our taxable income at regular corporate rates and we would not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification was lost unless the Internal Revenue Service granted us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distributions to stockholders. However, we intend to operate in the foreseeable future in such a manner so that we will qualify as a REIT for federal income tax purposes.

Our taxable REIT subsidiaries are subject to federal, state, and local taxes. For the six months ended June 30, 2006, we recorded $60,215 of income tax expense for income attributable to our wholly-owned taxable REIT subsidiary. We have assumed an effective tax rate for the six months ended June 30, 2006 of 34% taking into consideration the anticipated applicable U.S. federal statutory tax rate at June 30, 2006 of 34%. We have recorded a deferred tax liability due to differences between financial and taxable income attributable to timing differences in the recognition of depreciation and amortization.

Note 8 - Earnings per Share
Earnings per share is computed in accordance with SFAS No. 128, Earnings per Share. Basic earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding during each period, inclusive of unvested restricted stock which participates fully in dividends. We did not have any potentially dilutive instruments outstanding as of June 30, 2006 or 2005.

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005

Net income	$3,543,284	$923,811	$6,480,066	$1,621,786
Weighted average shares outstanding	13,901,221	3,475,763	12,400,890	3,011,479

Earnings per share	$0.25	$0.27	$0.52	$0.54

Note 9 - Dividends
The Board of Directors declares monthly dividends on the last day of each month, payable to stockholders of record at the close of business on the last day of each month, prorated to the date admitted as a stockholder. The following table lists the declaration dates and per share amounts for the first six months of 2006 and 2005:

	2006	2005

January 31	$0.10	$0.075
February 28	0.10	0.075
March 31	0.10	0.075
April 30	0.10	0.10
May 31	0.10	0.10
June 30	0.10	0.10

Total	$0.60	$0.525

Note 10 - Retirement Plan
We offer a SIMPLE IRA plan to its employees. We match employee contributions dollar for dollar up to 3% of the employees’ compensation for the year. The amount matched by the us is expensed in the same period that the corresponding employee contributions are made.

Note 11 - Debt

Credit Facility
We have a $5 million secured revolving credit facility with a term of one year that expires in October 2006.  The facility is drawn upon for short term funding requirements. Amounts drawn under this facility bear interest at a rate equal to prime plus 75 basis points and must be repaid within 45 days.  Amounts drawn under this facility generally are secured by the corresponding loan that is being funded. The interest rate on this facility at June 30, 2006 was 9.00%. At June 30, 2006 we had $3,496,100 outstanding and $1,503,900 available under this facility. We intend to renew this credit facility under similar terms when it matures in October 2006.

Mortgage Loan Payable
We have one mortgage loan with an outstanding principal balance of $6,572,048 and a variable rate of interest equal to prime that is being fully amortized and matures in 2026. The prime interest rate on June 30, 2006 was 8.25%. The mortgage was used to finance the acquisition and construction of our office building in Henderson, NV.

Junior Subordinated Notes
In June, 2006 we completed the issuance of $30 million in unsecured trust preferred securities through a newly formed Delaware statutory trust, Desert Capital TRS Statutory Trust I, which is our wholly owned subsidiary.  The securities bear interest at a floating rate based on the three-month LIBOR plus 400 basis points, which was 9.48% on June 30, 2006.

The trust preferred securities require quarterly interest distributions. The trust preferred securities mature in July 2036 and are redeemable, at our option, in whole or in part, with no prepayment premium any time after July 30, 2011.

Desert Capital TRS Statutory Trust I issued $928,000 aggregate liquidation amount of common securities, representing 100% of the voting common stock of Desert Capital TRS Statutory Trust I to us. Desert Capital TRS Statutory Trust I used the proceeds from the sale of the trust preferred securities and the common securities to purchase our junior subordinated notes.  The terms of the junior subordinated notes match the terms of the trust preferred securities.  The notes are subordinate and junior in right of payment to all present and future senior indebtedness and certain other of our financial obligations.

Our interest in Desert Capital TRS Statutory Trust I is accounted for using the equity method and the assets and liabilities of Desert Capital TRS Statutory Trust I are not consolidated into our financial statements.  Interest on the junior subordinated notes is included in interest expense on our consolidated income statements while the junior subordinated notes are presented as a separate item in our consolidated balance sheet.

Note 12 - Fair Value of Financial Instruments
Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, fair values are not necessarily indicative of the amounts we could realize on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on estimated fair value amounts.

Cash equivalents, accrued interest, and accounts payable balances reasonably approximate their fair values due to the short maturities of these items. The carrying value of our credit facility, mortgage loan payable, and junior subordinated notes approximate fair value because they bear interest at floating rates, which reasonably approximate market rates. Mortgage investments and loans held-for-sale are carried at amounts which we have determined reasonably approximate their fair value based upon their relatively short term maturities and the amount at which similarly issued instruments have been valued.

Note 13 - Commitments and Related Parties
We have contracted with Burton to serve as advisor for the Company. Burton oversees the day-to-day operations including asset, liability and capital management. In lieu of paying salaries to its officers, we compensate Burton pursuant to an advisory agreement that entitles Burton to a base management fee, incentive compensation and reimbursement of expenses. The officers and owners of Burton are also the executive officers of us. The annual base management compensation is 1% of the first $200,000,000 of average invested assets plus 0.8% of the average invested assets in excess of $200,000,000, to be paid quarterly. The base management fee for the three and six months ended June 30, 2006 were $274,040, and $474,925, respectively, and $100,531 remained payable on June 30, 2006. The incentive compensation is a tiered percentage of the amount of our net income (taxable income) excluding capital losses, before deducting incentive compensation less a threshold return, which is the net income that would produce an annualized return on our average invested assets equal to the 10-year U.S. Treasury rate plus 1.0%. The tiered percentage is the weighted average of 20% of the first $200,000,000 of average invested assets and 10% of the excess over $200,000,000 of average invested assets. The incentive compensation is calculated quarterly and any positive quarterly incentive amount shall be paid by us, along with the base management compensation, within 15 days of receipt of the computations. At the end of the fiscal year, the incentive compensation shall be calculated based upon the net income for the year. If the quarterly payments are less than the annual incentive amount, we shall pay Burton the difference. If the quarterly payments were to exceed the annual incentive compensation, Burton will refund the excess to us, which will reduce the previously recorded incentive fee expense. Incentive compensation for the three and six months ended June 30, 2006 was $341,575, and $642,552, respectively, and $82,253 remained payable on June 30, 2006, respectively.

Consolidated Mortgage has a management agreement in place with ARJ Management (“ARJ”), a company of which Todd Parriott is president, director and controlling shareholder, pursuant to which ARJ is paid a management fee equal to 33% of Consolidated Mortgage's pre-tax net income. The fee is calculated and paid monthly. The management fee for three and six months ended June 30, 2006 was $720,306 and $1,532,776, respectively, and $326,599 remained payable on June 30, 2006.

The dealer-manager of our offering of common stock, CMC Financial Services, Inc. (“CMCF”) directs and oversees the sale of our equity securities. CMCFS receives a marketing support fee and sales commissions based on the number of shares of common stock sold. CMCF contracts with third party broker-dealers to have a larger sales distribution of equity securities, and compensates them out of the sales commissions and marketing support fees received from us. The dealer-manager is an affiliate of both Burton and us, because the owners of CMC Financial are also our executive officers. CMC Financial earned gross sales commissions and marketing support fees for the three and six months ended June 30, 2006 of $245,802, and $4,213,350, respectively, and $30,726 remained payable on June 30, 2006. CMCFS paid a substantial portion of these fees to third party broker-dealers.

CMC Financial Services also has an agreement in place with Consolidated Mortgage to provide investors for loans brokered and serviced by Consolidated Mortgage for a fee equal to 25 basis points of every dollar raised. The fee is calculated and paid monthly. The fee pursuant to this agreement for the three and six months ended June 30, 2006 was $282,776 and $509,704, respectively, and $0 remained payable on June 30, 2006.

On June 30, 2006, we had outstanding loans of approximately $12.8 million to CM Land, LLC, a related party. Our executive officers also own and manage CM Land, LLC. The loans have an average interest rate of 13.25% and mature between October, 2006 and January, 2007. CM Land, LLC, used these funds, in addition to funds provided by unaffiliated third party lenders, to acquire approximately $80 million of unimproved real estate from an unaffiliated third party. The Company’s loan is evidenced by a mortgage note and is secured by a deed of trust on the land acquired with our funds. We paid no fees to CM Land in connection with the transaction. The Board of Directors has appointed an independent committee to review and approve amounts that we loan to CM Land, LLC. We have earned interest of $438,630 and $879,031 for the three and six months ended June 30, 2006, respectively for these loans.

We also lease office space to Burton, CMC Financial Services, and Residential Capital Mortgage under noncancelable operating leases which expire in July 2010. The total rents received from related parties for the three and six months ended June 30, 2006 was $79,985 and $159,970, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes to those statements included elsewhere in this document. This discussion may contain certain forward-looking statements. Forwarding-looking statements are those that are not historical in nature. They can often be identified by their inclusion of words such as “will,” “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend” and similar expressions. Any projection of revenues, earnings or losses, capital expenditures, distributions, capital structure or other financial terms is a forward-looking statement. Our forward-looking statements are based upon our management’s beliefs, assumptions and expectations of our future operations and economic performance, taking into account the information currently available to us. Forward-looking statements involve risks and uncertainties, some of which are not currently known to us, that might cause our actual results, performance or financial condition to be materially different from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. Some of the important factors that could cause our actual results, performance or financial condition to differ materially from expectations are:

•	Changes in interest rates;

•	Decreases in the value of the property underlying our mortgage loans;

•	Burton’s motivation to recommend riskier investments in an effort to maximize its incentive compensation under the advisory agreement; and

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

General
We are a Maryland corporation formed in December 2003 as a REIT that specializes in the origination and financing of short-term mortgage loans. We generally invest in 12- to 18- month, first and second lien mortgage loans, consisting of acquisition and development loans and construction loans to developers and builders of residential and commercial property. The loans are primarily sub-prime and have a fixed rate of interest. We derive our revenues primarily from interest payments received from mortgage investments funded with our equity capital and borrowed funds. Our principal business objective is to generate net income for distribution to our stockholders from the spread between interest income on our mortgage assets and the costs of financing the acquisition of these assets. This spread, net of operating expenses, provides both operating capital and distributable income. Our business depends on our access to external sources of financing at a cost we can absorb while still generating an attractive risk-adjusted return on the loans we acquire using the proceeds of our financings. Our business also depends on our ability to locate suitable investments to keep our capital fully deployed at favorable rates. We are externally managed and advised by Burton.

Substantially all of the loan origination and loan servicing is conducted through our wholly owned subsidiary, Consolidated Mortgage LLC. In addition to originating and servicing loans for us, Consolidated Mortgage also originates, brokers, and services mortgage loans to private investors. Consolidated Mortgage generates significant brokerage and other fees from the loans funded by its private investor-clients which provides additional cash flow to us. Due to the high amount of fees generated by Consolidated Mortgage it has been structured as a TRS resulting in its income being subject to federal income taxes at C corporation rates.

We qualified as a REIT under the Internal Revenue Code commencing with our taxable year ending December 31, 2004 and expect to qualify for the current fiscal year. To maintain our tax status as a REIT we plan to continue to distribute at least 90% of our taxable income to stockholders.

Critical Accounting Policies and Management Estimates
Our discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, known as GAAP. These accounting principles require us to make some complex and subjective decisions and assessments.  Our most critical accounting policies involve decisions and assessments, which could significantly affect our reported assets, liabilities and contingencies, as well as our reported revenues and expenses.  We believe that all of the decisions and assessments upon which our financial statements are based were reasonable at the time made based upon information available to us at that time.  We evaluate these decisions and assessments on an ongoing basis.  Actual results may differ from these estimates under different assumptions or conditions.  We have identified our most critical accounting policies to be the following:

Revenue Recognition
Interest income on our mortgage investments is recognized over the life of the investment and recorded on the accrual basis. Loan origination fees and certain direct origination costs associated with mortgage investments funded by us are deferred and recognized as an adjustment to yield over the lives of the related loans using the straight-line method. Income recognition is generally suspended for loans at the earlier of the date at which payments become 90 days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed.

Loan brokerage fees for loans brokered to private investors are recognized as income upon the recording of the loans. Servicing and other loan fee income related to the third party portfolio of loans is recognized when the services have been performed.

Mortgage Investments and Loans Held-for-Sale
Mortgage investments are intended to be held to maturity and, accordingly are carried at cost, net of any unamortized deferred fees and costs, and any allowance for loan losses. Loans held-for-sale are carried at the lower of cost or market value.

Allowance for Loan Losses
Management monitors the delinquencies and defaults on the underlying mortgages and, if an impairment of the related mortgage loan is deemed to be other than temporary, the carrying value of the related mortgage loan will be reduced to fair value through a charge to the allowance for loan losses.

An allowance for loan loss is reflected in our financial statements based upon an evaluation of known and inherent risks in our mortgage loans. The allowance is based on our assessment of numerous factors affecting our portfolio of mortgage assets including, but not limited to, current and projected economic conditions, delinquency status, credit losses to date on underlying mortgages and any remaining credit protection. Loan loss estimates are reviewed periodically and adjustments are reported in earnings when they become known. Actual losses, if any, could ultimately differ from these estimates.

Income Taxes
We elected to be taxed as a REIT, under Sections 856 through 860 of the Internal Revenue Code, beginning with our taxable year ended December 31, 2004. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our ordinary taxable income to stockholders. As a REIT, we generally are not subject to federal income tax on taxable income that we distribute to our stockholders. If we failed to qualify as a REIT in any taxable year, we would then be subject to federal income taxes on our taxable income at regular corporate rates and we would not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification was lost unless the Internal Revenue Service granted us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distributions to stockholders. However, we intend to operate in the foreseeable future in such a manner so that we will qualify as a REIT for federal income tax purposes.

Our taxable REIT subsidiaries are subject to federal, state, and local taxes.

 Results of Operations

Comparison of the three months ended June 30, 2006 compared to three months ended June 30, 2005.

Revenues

Interest income increased $3.3 million, or 367%, to $4.2 million in the second quarter of 2006 from $0.9 million for the three months ended June 30, 2005. This increase was due to a 365% increase in the average balance of the loan portfolio from $23 million for the quarter ended June 30, 2005 to $107 million in the same period in 2006. This was a result of increased loan funding as a result of the ongoing sale of our equity securities and an increase in the amount of borrowed funds. The average yield on mortgage investments increased 120 basis points to 13.5% for the quarter ended June 30, 2006 from 12.3% in the same period in 2005. This increase was a result of higher market rates of interest as well as a 50% increase in the average amount of second lien mortgages outstanding in the second quarter of 2006 as compared to the second quarter of 2005.

Non-interest income decreased $0.7 million, or 21%, to $2.7 million in the second quarter of 2006 from $3.4 for the same period in 2005. This decrease was primarily due to us funding a majority of the new loans in the second quarter of 2006, as opposed to private investors, and the deferral and amortization of the origination fees on those loans instead of immediate recognition of the fees.

Expenses

Interest expense increased $0.1 million, or 33%, to $0.4 million in the second quarter of 2006 from $0.3 million for the same period in 2005. This increase was due to a 171% increase in the average debt financing on our loan portfolio from $7 million for the quarter ended June 30, 2005 to $19 million for the same period in 2006. This increase was due to greater borrowing for loan originations, as well as a 24% increase in the average cost of these borrowings from 5.9% to 7.3% resulting from increased market rates of interest and principal amounts of borrowings.

Non-interest expenses increased $0.5 million, or 22%, to $2.8 million in the second quarter of 2006 from $2.3 for the same period in 2005. This increase was primarily due to an increase in base management fees and incentive fees to Burton as a result of the increase of the average balance of our loan portfolio, additional depreciation expense associated with the office building that was placed into service in July 2005, and an increase in advertising expenses.

Comparison of the six months ended June 30, 2006 compared to six months ended June 30, 2005.

Revenues

Interest income increased $5.6 million, or 350%, to $7.2 million in the first six months of 2006 from $1.6 million for the six months ended June 30, 2005. This increase was due to a 343% increase in the average balance of the loan portfolio from $21 million for the six months ended June 30, 2005 to $93 million in the same period in 2006. This increase was primarily due to increased loan originations as a result of the ongoing sale of our equity securities and an increase in the amount of borrowed funds. The average yield on the mortgage investments increased 110 basis points to 13.5% for the six months ended June 30, 2006 from 12.4% in the same period in 2005, as a result of increased market rate of interest as well as an 38% increase in the average amount of second lien mortgages outstanding in the first six months of 2006 as compared to the first six months of 2005.

Non-interest income decreased $1.1 million, or 16%, to $5.7 million in the first six months of 2006 from $6.8 million for the same period in 2005. This decrease was primarily due to us funding a majority of the new loans in the first six months of 2006, as opposed to private investors, and the deferral and amortization of the origination fees on those loans instead of immediate recognition of the fees.

Expenses

Interest expense increased $0.2 million, or 40%, to $0.7 million for the first six months of 2006 from $0.5 million for the same period in 2005. This increase was due to a 158% increase in the average debt financing on our loan portfolio from $6.5 million for the six months ended June 30, 2005 to $16.8 million for the same period in 2006. This increase was primarily due to increased borrowing for loan originations, as well as a 16% increase in the average cost of these borrowings from 6.2% to 7.2% as a result of increased market rates of interest and principal amounts of borrowings.

Non-interest expenses increased $1.1 million, or 24%, to $5.6 million in the first six months of 2006 from $4.5 for the same period in 2005. This increase was primarily due to an increase in base management fees and incentive fees to Burton as a result of the increase of the average balance of our invested assets, additional depreciation expense associated with the office building that was placed into service in July 2005, and an increase in advertising expenses.

Liquidity and Capital Resources
Liquidity is a measurement of the ability to meet cash requirements, including ongoing commitments to repay borrowings, fund and maintain loans and investments, pay dividends and other general business needs.   We believe that our principal sources of working capital and funds for additional investments will primarily include: 1) cash flow from operations; 2) borrowings under our credit facilities 3) proceeds from common equity offerings and, to a lesser extent, 4) the proceeds from principal payments on our investments.  We believe these sources of financing will be sufficient to meet our short-term liquidity needs.

Net cash provided by operating activities for the six months ended June 30, 2006, was approximately $6.4 million, which was primarily generated from interest on our mortgage notes receivable and fees generated from originating and servicing loans. We expect cash flows from operating activities to increase as we continue to invest proceeds from the Offering into mortgage loans and generate additional origination fees.

We have a $5 million secured revolving credit facility with a term of one year that expires in October 2006.  The facility is drawn upon for short term funding requirements. Amounts drawn under this facility bear interest at a rate equal to prime plus 75 basis points and must be repaid within 45 days.  Amounts drawn under this facility generally are secured by the corresponding loan that is being funded. The interest rate on this facility at June 30, 2006 was 9.00%. At June 30, 2006 we had $3,496,100 outstanding and $1,503,900 available under this facility. We intend to renew this credit facility under similar terms when it matures in October 2006.

In June, 2006 we completed the issuance of $30 million in unsecured trust preferred securities through a newly formed Delaware statutory trust, Desert Capital TRS Statutory Trust I, which is our wholly owned subsidiary.  The securities bear interest at a floating rate based on the three-month LIBOR plus 400 basis points, which was 9.48% on June 30, 2006.

The trust preferred securities require quarterly interest distributions. The trust preferred securities mature in July 2036 and are redeemable, at our option, in whole or in part, with no prepayment premium any time after July 30, 2011.

Desert Capital TRS Statutory Trust I issued $928,000 aggregate liquidation amount of common securities, representing 100% of the voting common stock of Desert Capital TRS Statutory Trust I to us. Desert Capital TRS Statutory Trust I used the proceeds from the sale of the trust preferred securities and the common securities to purchase our junior subordinated notes.  The terms of the junior subordinated notes match the terms of the trust preferred securities.  The notes are subordinate and junior in right of payment to all present and future senior indebtedness and certain other of our financial obligations.

Our interest Desert Capital TRS Statutory Trust I is accounted for using the equity method and the assets and liabilities of Desert Capital TRS Statutory Trust I are not consolidated into our financial statements.  Interest on the junior subordinated notes is included in interest expense on our consolidated income statements while the junior subordinated notes are presented as a separate item in our consolidated balance sheet.

In April 2006 we commenced the second public offering of our common stock. Through June 30, 2006, we received gross proceeds of $2.5 million. These proceeds were used to invest in mortgage loans and pay offering expenses.

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

The primary interest rate exposure to which we are subject relates to our mortgage loan portfolio. Our mortgage investments contain fixed rates of interest, while the liabilities that we finance our investments with contain variable interest rates. Any change in the general level of interest rates in the market can affect our net interest income and net income in either a positive or negative manner. Net interest income is the difference between the income earned from interest bearing assets less the expense incurred relating to interest bearing liabilities. Fluctuations in the interest rate environment can also affect our ability to acquire new loans, the value of our loans held-for-sale portfolio and our ability to sell the loans held for sale and the related income associated with a sale.

We do not intend to use any derivative instruments to manage our interest rate exposure. Given the short time horizon of our anticipated investments and our related borrowings, we do not believe a hedging strategy is necessary. In addition, our actions are limited by rules with which REITs must comply.

Item 4. Controls and Procedures
As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including the our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no changes in the internal controls over financial reporting identified in connection with the evaluation described above that occurred during the period covered by this report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1A. Risk Factors
During the periods covered by this report, there were no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Desert Capital REIT’s Form S-11 Registration Statement, File No. 333-128885, registering the sale of up to 15,000,000 shares of Desert Capital’s common stock, was declared effective by the Securities and Exchange Commission on March 22, 2006. The offering commenced on April 1, 2006. The offering is a “best efforts” offering, and as of the date of the filing of this Form 10-Q, the offering is continuing. The dealer-manager for the offering is CMC Financial Services, Inc. The offering price is $15.00 per share, with discounts and commissions payable to the dealer-manager equaling $1.425 per share. The aggregate price of the 15,000,000 shares of common stock registered is $225,000,000 As of June 30, 2006 Desert Capital has sold 165,672 shares, with an aggregate offering price of $2,485,074, and issued 77,407 shares pursuant to the dividend reinvestment plan.

From April 1, 2006 through June 30, 2006, Desert Capital has incurred offering expenses of approximately $294,584, consisting of $236,082 in commissions paid to CMC Financial Services, Inc., the dealer-manager, and $58,502 for legal, accounting, and filing fees resulting in total expenses of $295,584. Todd B. Parriott, the Chairman of the Board and Chief Executive Officer of Desert Capital is a director and principal of CMC Financial Services, Inc. The net offering proceeds to Desert Capital REIT after deducting total offering expenses as of June 30, 2006 are $2,190,490.

Of the $2,190,490 of net proceeds received from sales of Desert Capital’s common stock as of June 30, 2006, $2,190,490 has been invested in loans secured by real estate.

Purchases of equity securities by the issuer and affiliated purchasers

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2006 - January 31, 2006	4,578	$10	4,578	(2)
February 1, 2006 - February 28, 2006	885	$10	885	(2)
March 1, 2006 - March 31, 2006	22,500	$10	22,500	(2)
April 1, 2006 - April 30, 2006	152,726	$10	152,726	(2)
May 1, 2006 - May 31, 2006	-		-
June 1, 2006 - June 30, 2006	-		-
Total	180,689		180,689
(1) The shares we repurchased were repurchased in connection with our share repurchase plan in as disclosed in our Form S-11 registration statement.  Our share repurchase plan limits the amount we repurchase in each quarter and is subject to certain conditions.

(2) We may, at our option, repurchase the common stock presented for cash to the extent we have sufficient available proceeds from our DRIP to do so.  For purposes of funding the Repurchase Plan, all proceeds from the DRIP for the applicable calendar quarter will be used by the reinvestment agent on our behalf to repurchase shares of our common stock pursuant to the terms of the Repurchase Plan.  In addition, we may, at our discretion, use up to $100,000 per calendar quarter of the proceeds of the Offering for repurchases under the Repurchase Plan.  However, at no time during any consecutive 12-month period would the number of shares repurchased by us under the Repurchase Plan exceed 5% of the number of outstanding shares of our common stock at the beginning of that 12-month period.

Item 5. Other Information

None.

Item 6. Exhibits

a) Exhibits

10.1	Junior Subordinated Indenture, dated June 16, 2006, by and between Desert Capital REIT, Inc. and JP Morgan Chase Bank, N.A.
10.2	Amended and Restated Trust Agreement, dated June 16, 2006, by and among Desert Capital REIT, Inc. and JP Morgan Chase Bank, N.A., Chase Bank USA, N.A. and the Administrative Trustees Named Herein
31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DESERT CAPITAL REIT, INC.

August 14, 2006	/s/ TODD B. PARRIOTT
Todd B. Parriott,
Chairman of the Board, Chief Executive Officer, President and Chief Investment Officer (Principal Executive Officer)

August 14, 2006	/s/ JONATHAN G. ARENS
Jonathan G. Arens,
Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

10.1	Junior Subordinated Indenture, dated June 16, 2006, by and between Desert Capital REIT, Inc. and JP Morgan Chase Bank, N.A.
10.2	Amended and Restated Trust Agreement, dated June 16, 2006, by and among Desert Capital REIT, Inc. and JP Morgan Chase Bank, N.A., Chase Bank USA, N.A. and the Administrative Trustees Named Herein
31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*Filed herewith

** Furnished herewith