Form 10-K/A
DESERT CAPITAL REIT INC
filed 2006-11-01
CIK 1274055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

Amendment No.2

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

Explanatory Note

This Amendment No. 2 on Form 10-K/A (“Form 10-K/A”) to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, initially filed with the Securities and Exchange Commission (“SEC”) on March 14, 2006, is being filed to correct the accounting of Consolidated Mortgage prior to owning a controlling interest in the company. The corrections affect the Consolidated Statements of Income, Consolidated Statements of Cash Flows, Notes to Consolidated Financial Statements and throughout the filing as applicable.

This Form 10-K/A hereby amends:
•	Part II, Item 6, Selected Financial Data. Revised to present the corrected interest income, non-interest income, and total revenue
•
Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation. Corrected numbers reflected throughout the Results of Operations - Year ended December 31, 2005 compared to year ended December 31, 2004. Updated Funds From Operations calculation to reflect the corrected depreciation expense. Updated net cash provided by operating activities in the Liquidity and Capital Resources section.

•
Part II, Item 8, Financial Statements and Supplementary Data. Revised the Consolidated Statements of Income to present the accounting of Consolidated Mortgage, prior to us owning a controlling interest, using the equity method.

•
Part II, Item 8, Financial Statements and Supplementary Data. Revised the Consolidated Statements of Cash Flows to present the accounting of Consolidated Mortgage, prior to us owning a controlling interest, using the equity method.

•
Part II, Item 8, Financial Statements and Supplementary Data. Revised Note 1, Description of Business and Basis of Presentation, to present the final amount of the purchase price of Consolidated Mortgage allocated to each major asset and liability account.

•	Part II, Item 8, Financial Statements and Supplementary Data. Revised Note 7, Building and Equipment, to present the corrected amount of depreciation expense.
•	Part II, Item 8, Financial Statements and Supplementary Data. Revised Note 14, Commitments and Related Parties, to present the corrected amount of related party fees.

This Form 10-K/A speaks as of the end of our fiscal year ended December 31, 2005 or as of the date of the Original Filing, as applicable. The foregoing items have not been updated to reflect other events occurring after the Original Filing or to modify or update those disclosures affected by subsequent events. These amendments were arrived at during the course of responding to comments from the SEC relating to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

Critical Accounting Policies and Management Estimates

Our financial statements are prepared in accordance with GAAP. The application of these accounting policies will require our management to make certain judgments and estimates that directly affect our financial reporting results. We consider the policies discussed below to be critical to an understanding of our financial statements. Specific risks for these critical accounting policies are described in the following paragraphs. In regard to these policies, we caution you that we have limited operating history and future events rarely develop exactly as forecasted, and the best estimates of our management will likely require adjustment. See “Note 3 - Summary of Significant Accounting Policies” to our financial statements for a more complete description of these policies.

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

Results of Operations - Year ended December 31, 2005 compared to year ended December 31, 2004

Revenues

Interest income increased $4.2 million, or 840%, to $4.7 million in 2005 from $500,000 for the year ended December 31, 2004. This increase was due to a full year’s results in 2005 as compared to a partial year’s results in 2004, and a 769% increase in the average balance of the loan portfolio from $3.9 million for the period ended December 31, 2004 to $33.9 million in 2005 due to increased loan originations as a result of the ongoing sale of our equity securities. The average yield on the assets decreased 4.7% to 12.27% in 2005 from 12.88% in 2004, as a result of an 8.8% decrease in the average amount of second deeds of trust outstanding in 2005 as compared to 2004.

Non-interest income increased $10.7 million, or 10700%, to $10.8 million in 2005 from $100,000 for the year ended December 31, 2004. This increase was primarily due to the purchase of Consolidated Mortgage and the consolidation of the financial statements in 2005. Consolidated Mortgage generates its revenues from loan origination and servicing fees from borrowers. In 2005 Consolidated Mortgage originated loans of $454 million and average origination fees amounted to 2.1% of principal funded. Management believes that it will continue to generate similar returns in the future.

Expenses

Interest expense increased $800,000, or 800%, to $900,000 in 2005 from $100,000 for the year ended December 31, 2004. This increase was due to a full year’s results in 2005 as compared to a partial year’s results in 2004, a 763% increase in the average debt financing on or loan portfolio from $1.6 million for the period ended December 31, 2004 to $13.8 million in 2005 due to increased loan originations, as well as a 39.6% increase in the average cost of these borrowings from 5.63% to 7.86% as a result of increased market rates of interest and principal amounts of borrowings.

Non-interest expenses increased $7.1 million, or 1420%, to $7.6 million in 2005 from $500,000 for the year ended December 31, 2004. This increase was primarily due to the purchase of Consolidated Mortgage and the consolidation of the financial statements in 2005. Management believes that it will continue to incur similar costs in the future.

Income allocated to minority interest was $900,000 million for the year ended December 31, 2005. This amount represents the portion of our 2005 net income allocated to the previous owner of Consolidated Mortgage. In October 2005 we obtained 100% of Consolidated Mortgage and therefore no net income will be allocated to a minority interest in the future resulting from this transaction.

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

Funds from Operations for the twelve months ended December 31, 2005 and 2004 is as follows:

	Twelve months ended
	December 31,
	2005	2004
GAAP net income (loss)	$5,311,277	$(13,176)
Add:
Depreciation	120,478	-

Funds From Operations	$5,431,755	$(13,176)

Contractual Obligations and Commitments

The Company has entered into an advisory agreement with our Advisor. The Company also has contracts in place with ARJ Management, Inc. and CMC Financial Services. See Note 14 to the financial statements for significant terms of the contracts.

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

 Net cash provided by operating activities for the twelve months ended December 31, 2005, was approximately $6 million, which was primarily generated from interest on our mortgage notes receivable and fees generated from originating and servicing loans. We expect cash flows from operating activities to increase as we continue to invest proceeds from the Offering into mortgage loans and generate additional origination fees.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Audit Committee
Desert Capital REIT, Inc.
Henderson, Nevada

We have audited the accompanying balance sheets of Desert Capital REIT, Inc. as of December 31, 2005 and 2004, and the related statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2005. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Desert Capital REIT, Inc as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the years in the three-year period ended December, 2005 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, the consolidated financial statements as of and for the year ended December 31, 2005 have been corrected to properly reflect the timing of the consolidation of the Company’s subsidiary, Consolidated Mortgage.

EIDE BAILLY LLP

Aberdeen, South Dakota
October 30, 2006

DESERT CAPITAL REIT, INC.
Consolidated Balance Sheets
	December 31, 2005	December 31, 2004
ASSETS
Mortgage investments - net	$67,649,251	$17,217,116
Loans held-for-sale	1,461,147	-
Goodwill	13,388,555	-
Building and equipment - net	8,029,250	-
Land	1,820,000	-
Cash	4,459,289	2,375,309
Investment in subsidiary	-	3,501,047
Other	718,300	461,882

Total assets	$97,525,792	$23,555,354

LIABILITIES AND STOCKHOLDERS' EQUITY
Notes payable	$12,112,386	$6,322,139
Dividends payable	880,633	126,270
Accounts payable and accrued expenses	1,708,444	323,957

Total liabilities	14,701,463	6,772,366

Preferred stock, $0.01 par value: 15,000,000 shares
authorized, none outstanding	-	-
Common stock, $0.01 par value: 100,000,000 shares authorized; 9,388,994, and 1,996,386
shares issued and outstanding on December 31, 2005, and December 31, 2004, respectively	93,890	19,964
Additional paid-in capital	83,005,684	16,782,200
Retained earnings	(275,245)	(19,176)

Total stockholders' equity	82,824,329	16,782,988

Total liabilities and stockholders' equity	$97,525,792	$23,555,354

DESERT CAPITAL REIT, INC.
Consolidated Statements of Operations
	Twelve Months Ended December 31,
	2005	2004	2003
INTEREST INCOME:
Mortgage notes receivable	$4,482,562	$458,458	$-
Other interest	177,864	239	-

Total interest income	4,660,426	458,697	-

INTEREST EXPENSE:
Interest expense	941,709	92,925	-

Total interest expense	941,709	92,925	-

Net interest income	3,718,717	365,772	-
Provision for loan losses	55,825	21,904	-

Net interest income after provision for loan loss	3,662,892	343,868	-

NON-INTEREST INCOME:
Loan brokerage fees	8,096,602	-	-
Service and other loan fees	1,644,822	-	-
Income from investment in subsidiary	748,519	126,047	-
Other	285,561	410	-

Total non-interest income	10,775,504	126,457	-

NON-INTEREST EXPENSE:
Compensation	1,703,837	140,722	-
Management fees	2,829,059	35,516	-
Professional fees	1,510,816	85,571	6,000
Insurance	386,290	127,500	-
Other	1,143,024	65,107	-

Total non-interest expense	7,573,026	454,416	6,000

Net income before taxes	6,865,370	15,909	(6,000)

Income tax expense	669,889	29,085	-

Income before minority interest	6,195,481	(13,176)	-
Income allocated to minority interest	884,204	-	-

Net income	$5,311,277	$(13,176)	$(6,000)

Net earnings (loss) per share - basic and diluted	1.09	(0.04)	(15.58)

Weighted average outstanding shares	4,877,055	373,013	385

See accompanying notes to financial statements.

DESERT CAPITAL REIT, INC.
Consolidated Statements of Cash Flows
	Twelve Months Ended December 31,
	2005	2004	2003
OPERATING ACTIVITIES
Net income (loss)	$5,311,277	$(13,176)	$(6,000)
Adjustments to reconcile net income (loss) to net cash
Depreciation	143,668	-	-
Minority interest	884,204	(126,047)	-
Income from interest in subsidiary	(748,519)
Stock based compensation	94,445	22,222	-
Provision for loan loss	55,825	21,904	-
Net change in
Other assets	(436,418)	(281,882)	-
Accounts payable	733,773	261,278	3,980

Net cash provided by operating activities	6,038,255	(115,701)	(2,020)

INVESTING ACTIVITIES
Investment in subsidiary (net of cash received of $562,349)	(8,437,651)	-	-
Cash distribution received from subsidiary	594,452
Net increase in mortgage notes receivable	(50,556,890)	(17,239,020)	-
Increase in land	(1,820,000)	-	-
Acquisition of building and equipment	(7,926,803)	(180,000)	-

Net cash used by investing activities	(68,146,892)	(17,419,020)	-

FINANCING ACTIVITIES
Net increase in borrowings	5,728,019	5,922,139	400,000
Issuance of common stock	69,522,070	16,188,859	200,000
Dividends on common stock	(3,068,025)	(162,639)	-
Dividends to minority interest	(508,835)	-	-
Offering costs paid	(7,480,612)	(2,220,531)	(415,778)

Net cash provided by financing activities	64,192,617	19,727,828	184,222

Net increase in cash	2,083,980	2,193,107	182,202
Cash at beginning of period	2,375,309	182,202	-
Cash at end of period	$4,459,289	$2,375,309	$182,202

Cash paid for interest	$1,035,544	$44,822	$-
Cash paid for taxes	30,806	-	-
Capitalized interest	98,980	-	-

Supplemental schedule of non-cash investing and financing

Common stock issued in exchange for interest in subsidiary	1,125,000	3,375,000	-
Common stock issued as repayment of indebtedness	1,322,139	-	-
Common stock issued for dividend reinvestment program	1,744,958	-	-
Common stock dividends declared but not paid	880,633	126,270	-
Offering costs incurred but not paid	$90,929	$58,700	$-

See accompanying notes to financial statements.

DESERT CAPITAL REIT, INC.
Consolidated Statements of Changes in Stockholders' Equity

	Common Stock Shares	Common Stock Par Value	Additional Paid - in Capital	Retained Earnings	Total
Date of inception - December 17, 2003	-	-	-	-	-

Issuance of common stock	20,000	$200	$199,800	$-	$200,000

Stock based compensation	-	-	-	-	-

Dividends on common stock	-	-	-	-	-

Offering Costs	-	-	-	-	-

Net income (loss)	-	-	-	(6,000)	(6,000)

Balance at December 31, 2003	20,000	$200	$199,800	$(6,000)	$194,000

Issuance of common stock	1,956,386	19,564	19,544,295	-	19,563,859

Stock based compensation	20,000	200	22,022	-	22,222

Dividends on common stock	-	-	(288,909)	-	(288,909)

Offering costs	-	-	(2,695,008)	-	(2,695,008)

Net income (loss)	-	-	-	(13,176)	(13,176)

Balance at December 31, 2004	1,996,386	$19,964	$16,782,200	$(19,176)	$16,782,988

Issuance of common stock	7,372,608	73,726	73,641,882	-	73,715,608

Stock based compensation	20,000	200	94,445	-	94,645

Dividends on common stock	-	-	-	(5,567,347)	(5,567,347)

Offering costs	-	-	(7,512,843)	-	(7,512,843)

Net income (loss)	-	-	-	5,311,278	5,311,278

Balance at December 31, 2005	9,388,994	$93,890	$83,005,684	$(275,245)	$82,824,329

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

The following amounts were assigned to each major asset and liability caption of Consolidated Mortgage on the date that we completed the purchase of Consolidated Mortgage:

October 5, 2005
Assets

Cash	$680,103
Receivables	22,189
Mortgage investments	994,492
Equipment	314,442
Goodwill	13,388,555

Total assets	$15,399,781

Liabilities

Accounts payable and accrued expenses	$905,289
Notes payable	994,492

Total liabilities	$1,899,781

Total purchase price	$13,500,000

The consolidated financial statements presented in this Form 10-K include the accounts of the Company, and its wholly or majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Note 2 - Restatement of Financial Statements

We have restated our financial statements to properly reflect the accounting of our acquisition of Consolidated Mortgage. The originally filed financial statements fully consolidated the financial statements of Consolidated Mortgage as of January 1, 2005. The acquisition was made in installments and we purchased a controlling interest in Consolidated Mortgage on April 1, 2005. The financial statements are being restated to account for Consolidated Mortgage using the equity method prior to acquiring a controlling interest.

The following tables sets forth the impact of these restatements on certain amounts previously reported in the company’s consolidated financial statements for the year ended December 31, 2005:

Consolidated Statements of Operations
	Year ended December 31, 2005
	As Originally Reported	As Restated Herein
Interest income	$4,781,469	$4,660,426
Loan brokerage fees	10,961,733	8,096,602
Service and other loan fees	2,197,447	1,644,822
Income from investment in subsidiary	0	748,519
Other	284,773	285,561

Total revenue	18,225,422	15,435,930

Interest expense	1,081,434	941,709
Compensation	2,047,559	1,703,837
Management fees	3,608,834	2,829,059
Professional fees	1,866,697	1,510,816
Insurance	422,775	386,290
Provision for loan loss	55,825	55,825
Income taxes	669,889	669,889
Other	1,466,031	1,143,024

Total expense	11,219,044	9,240,449

Net income before minority interest	7,006,378	6,195,481
Income allocated to minority interest	1,695,101	884,204

Net income before minority interest	$5,311,277	$5,311,277
Earnings per share	1.09	1.09

Consolidated Statements of Cash Flows
	Year ended December 31, 2005
	As Originally Reported	As Restated Herein
Net cash provided by operating activities	7,494,681	5,918,355
Net cash used by investing activities	(66,888,976)	(66,123,546)
Net cash provided by financing activities	61,478,274	62,289,170

Net increase in cash	2,083,979	2,083,979

Note 3 - Summary of Significant Accounting Policies

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

Note 4 - Mortgage Investments

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

Note 5 - Allowance for Loan Losses

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

Note 6 - Stock Based Compensation

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

Note 7 - Building and Equipment

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
$8,029,250

Depreciation expense was $143,668 and $0 for the twelve months ended December 31, 2005 and 2004, respectively.

Note 8 - Leases

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

Note 9 - Income taxes

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

Note 10 - Earnings per Share

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

Note 11 - Dividends

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

Note 12 - Retirement Plan

The Company offers a SIMPLE IRA plan to its employees. The Company matches employee contributions dollar for dollar up to 3% of the employees’ compensation for the year. The amount matched by the Company is expensed in the same period that the corresponding employee contributions are made. The Company’s expense for matching contributions in 2005 and 2004 was $37,410 and $24,617, respectively.

Note 13 - Notes Payable

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

Note 14 - Commitments and Related Parties

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

At the time we entered into the agreement to acquire Consolidated Mortgage, Consolidated Mortgage had a management agreement in place with ARJ, a company of which Todd Parriott is president and director, pursuant to which ARJ is paid a management fee equal to 33% of Consolidated Mortgage's pre-tax net income. The fee is calculated and paid monthly. The management fee for twelve months ended December 31, 2005 was $2,069,511and $243,425 remained payable on December 31, 2005.

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

CMC Financial Services also has an agreement in place with Consolidated Mortgage to provide investors for loans brokered and serviced by Consolidated Mortgage for a fee equal to 25 basis points of every dollar raised. The fee is calculated and paid monthly. The fee pursuant to this agreement for the twelve months ended December 31, 2005 was $819,463 and $0 remained payable on December 31, 2005.

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

Note 15 - Fair Value of Financial Instruments

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

Note 16 - Quarterly Results (Unaudited)

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

SIGNATURES	TITLE	DATE
/s/ Todd B. Parriott Todd B. Parriott	Chief Executive Officer, President, Chief Investment Officer and Chairman of the Board (Principal Executive Officer)	November 1, 2006
/s/ Jonathan G. Arens Jonathan G. Arens	Chief Financial Officer (Principal Financial and Accounting Officer)	November 1, 2006
/s/ Robert Beville Robert Beville	Director	November 1, 2006
/s/ G. Steve Dawson G. Steve Dawson	Director	November 1, 2006
/s/ James L. George James L. George	Director	November 1, 2006
/s/ Bryan Goolsby Bryan Goolsby	Director	November 1, 2006
/s/ Tom Gustafson Tom Gustafson	Director	November 1, 2006