Form 10-Q/A
period 2006-06-30
DESERT CAPITAL REIT INC
filed 2006-11-08
CIK 1274055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________

FORM 10-Q/A
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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (“Form 10-Q/A”) to the registrant’s Quarterly Report on Form 10-Q for the six months ended June 30, 2006, initially filed with the Securities and Exchange Commission (“SEC”) on August 14, 2006, is being filed to correct the 2005 accounting of Consolidated Mortgage prior to owning a controlling interest in the company. The corrections affect the Consolidated Statements of Income, Consolidated Statements of Cash Flows, and Management’s Discussion and Analysis of Financial Condition and Results of Operation.

This Form 10-Q/A hereby amends:
•
Part I, Item 1, Financial Statements. Revised the Consolidated Statements of Income for the six months ended June 30, 2005 to present the accounting of Consolidated Mortgage, prior to us owning a controlling interest, using the equity method.

•
Part I, Item 1, Financial Statements. Revised the Consolidated Statements of Cash Flows for the six months ended June 30, 2005 to present the accounting of Consolidated Mortgage, prior to us owning a controlling interest, using the equity method.

•
Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operation. Corrected numbers reflected throughout the Results of Operations - Six months ended June 30, 2006 compared to the six months ended June 30, 2005.

This Form 10-Q/A speaks as of the end of the six month period ended June 30, 2006 or as of the date of the Original Filing, as applicable. The foregoing items have not been updated to reflect other events occurring after the Original Filing or to modify or update those disclosures affected by subsequent events. These amendments were arrived at during the course of responding to comments from the SEC relating to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.

DESERT CAPITAL REIT, INC.
FORM 10-Q/A
For the Quarter Ended June 30, 2006

Part I. Financial Information

Item 1. Consolidated Financial Statements (Unaudited)

DESERT CAPITAL REIT, INC.
Consolidated Balance Sheets

	June 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Mortgage investments - net	$134,425,908	$67,649,251
Loans held-for-sale	4,868,181	1,461,147
Goodwill	13,388,555	13,388,555
Building and equipment - net	7,857,936	8,029,250
Land	1,820,000	1,820,000
Cash and cash equivalents	2,841,891	4,459,289
Interest receivable	1,260,472	572,944
Deferred financing costs	993,545	-
Investment in equity affiliates	928,000	-
Other	323,258	145,356

Total assets	$168,707,746	$97,525,792

LIABILITIES AND STOCKHOLDERS' EQUITY
Notes payable	$10,068,148	$12,112,386
Junior subordinated notes	30,928,000	-
Dividends payable	1,428,679	880,633
Deferred income taxes	60,215	-
Accounts payable and accrued expenses	908,241	1,708,444

Total liabilities	43,393,283	14,701,463

Preferred stock, $0.01 par value: 15,000,000 shares
authorized, none outstanding	-	-
Common stock, $0.01 par value: 100,000,000 shares authorized; 14,037,465 and 9,388,994
shares issued and outstanding on June 30, 2006 and December 31, 2005, respectively	140,375	93,890
Additional paid-in capital	126,401,263	83,005,684
Retained earnings	(1,227,175)	(275,245)

Total stockholders' equity	125,314,463	82,824,329

Total liabilities and stockholders' equity	$168,707,746	$97,525,792

See accompanying notes to financial statements.

DESERT CAPITAL REIT, INC.
Consolidated Statement of Operations

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
INTEREST INCOME:
Mortgage investments	$4,019,247	$863,445	$6,873,195	$1,455,918
Other interest	160,597	40,228	316,940	41,225

Total interest income	4,179,844	903,673	7,190,135	1,497,143

INTEREST EXPENSE:
Interest expense	387,794	262,417	685,688	361,581

Total interest expense	387,794	262,417	685,688	361,581

Net interest income	3,792,050	641,256	6,504,447	1,135,562
Provision for loan losses	78,146	8,590	125,749	27,606

Net interest income after provision for loan loss	3,713,904	632,666	6,378,698	1,107,956

NON-INTEREST INCOME:
Loan brokerage fees	2,182,006	2,554,319	4,447,093	2,554,319
Service and other loan fees	442,736	812,178	1,013,071	812,178
Income from investment in subsidiary	-	-	-	748,519
Other	91,058	64,834	283,914	67,418

Total non-interest income	2,715,800	3,431,331	5,744,078	4,182,434

NON-INTEREST EXPENSE:
Compensation	554,339	530,565	1,020,796	593,732
Management fees	1,204,704	888,741	2,309,508	966,000
Professional fees	449,890	511,990	874,964	628,924
Insurance	106,811	116,146	214,059	192,646
Depreciation	107,938	15,849	214,966	15,849
Other	402,523	259,155	948,202	284,977

Total non-interest expense	2,826,205	2,322,446	5,582,495	2,682,128

Net income before taxes	3,603,499	1,741,551	6,540,281	2,608,262

Income tax expense	60,215	193,279	60,215	362,015

Income before minority interest	3,543,284	1,548,272	6,480,066	2,246,247
Income allocated to minority interest	-	624,461	-	624,461

Net income	$3,543,284	$923,811	$6,480,066	$1,621,786

Earnings per share - basic and diluted	0.25	0.27	0.52	0.54

Weighted average outstanding shares	13,901,221	3,475,763	12,400,890	3,011,479

See accompanying notes to financial statements.

DESERT CAPITAL REIT, INC.
Consolidated Statements of Cashflows

	Six Months
	Ended June 30,
	2006	2005
OPERATING ACTIVITIES
Net income	$6,480,066	$1,621,786
Adjustments to reconcile net income to net cash:
Depreciation	214,966	15,849
Minority interest	-	624,461
Income from investment in subsidiary	-	(748,519)
Stock based compensation	66,667	33,334
Provision for loan loss	125,749	27,606
Deferred income taxes	60,215	-
Net change in:
Interest receivable	(687,528)	(48,662)
Other assets	(177,901)	(72,756)
Deferred origination fees	1,022,233	-
Accounts payable	(754,329)	6,553

Net cash provided by operating activities	6,350,138	1,459,652

INVESTING ACTIVITIES
Investment in subsidiary	-	(2,093,216)
Investment in equity affiliate	(928,000)	-
Investment in mortgage investments	(67,924,638)	(8,918,235)
Purchase of loans held-for-sale	(3,407,034)	-
Purchase of land	-	(1,820,000)
Acquisition of building and equipment	(43,652)	(7,354,212)

Net cash used by investing activities	(72,303,324)	(20,185,663)

FINANCING ACTIVITIES
Net payments on lines of credit	(1,988,600)	10,203,032
Repayments of mortgage loan	(55,638)	-
Proceeds from junior subordinated notes	30,928,000	-
Issuance of common stock	47,295,877	19,618,702
Deferred financing costs	(993,545)	-
Dividends on common stock	(4,728,524)	(826,566)
Dividends to minority interest	-	(64,321)
Offering costs paid	(4,314,893)	(2,480,541)
Shares redeemed and retired	(1,806,889)	-

Net cash provided by financing activities	64,335,788	26,450,306

Net (decrease) increase in cash	(1,617,398)	7,724,295
Cash at beginning of period	4,459,289	2,375,309
Cash at end of period	$2,841,891	$10,099,604

Cash paid for interest	$500,322	$579,535
Cash paid for taxes	670,000	29,085
Capitalized interest	-	15,015

Supplemental schedule of non-cash investing and financing

Common stock issued in exchange for interest in subsidiary	$-	$1,125,000
Common stock issued as repayment of indebtedness	-	1,322,139
Common stock issued for dividend reinvestment program	2,155,428	499,925
Common stock dividends declared but not paid	1,428,679	387,528
Offering costs incurred but not paid	45,058	388,850

See accompanying notes to financial statements.

DESERT CAPITAL REIT, INC.
Consolidated Statements of Changes in Stockholders' Equity

	Common Stock Shares	Common Stock Par Value	Additional Paid - in Capital	Retained Earnings	Total
Balance at December 31, 2005	9,388,994	$93,890	$83,005,684	$(275,245)	$82,824,329

Issuance of common stock	4,829,340	48,292	49,403,014	-	49,451,306

Stock based compensation	-	-	66,667	-	66,667

Stock redeemed and retired	(180,689)	(1,807)	(1,805,083)		(1,806,890)

Dividends on common stock	-	-	-	(7,431,996)	(7,431,996)

Offering costs	-	-	(4,269,019)	-	(4,269,019)

Net income	-	-	-	6,480,066	6,480,066

Balance at June 30, 2006	14,037,645	$140,375	$126,401,263	$(1,227,175)	$125,314,463

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

The following tables set forth the impact of these restatements on certain amounts previously reported in the company’s consolidated financial statements for the six months ended June 30, 2005:

Consolidated Statements of Operations
	Six months ended June 30, 2005
	As Originally Reported	As Restated Herein
Interest income	1,618,184	1,497,143
Loan brokerage fees	5,419,450	2,554,319
Service and other loan fees	1,364,803	812,178
Income from investment in subsidiary	0	748,519
Other	66,631	67,418

Total revenue	8,469,068	5,679,577

Interest expense	501,306	361,581
Compensation	937,454	593,732
Management fees	1,745,774	966,000
Professional fees	984,804	628,924
Insurance	229,131	192,646
Provision for loan loss	27,606	27,606
Depreciation	32,758	15,849
Income taxes	362,016	362,015
Other	591,076	284,977

Total expense	5,411,925	3,433,330

Net income before minority interest	3,057,143	2,246,247
Income allocated to minority interest	1,435,357	624,461

Net income before minority interest	1,621,786	1,621,786
Earnings per share	0.54	0.54

Consolidated Statements of Cash Flows
	Six months ended June 30, 2005
	As Originally Reported	As Restated Herein
Net cash provided by operating activities	3,018,464	1,459,652
Net cash used by investing activities	(19,177,730)	(20,185,663)
Net cash provided by financing activities	23,883,561	26,450,306

Net increase in cash	7,724,295	7,724,295

Note 3 -  Summary of Significant Accounting Policies

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

Note 4 - Mortgage Investments
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

Note 6 - Building and Equipment
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

Note 7 - Leases
We currently lease approximately 12,020 square feet of office space (see Note 5) to related parties and approximately 15,000 square feet to unrelated third parties under noncancelable leases with an average term of five years.

Note 8 - Income taxes
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

Note 9- Earnings per Share
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

Note 10 - Dividends
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

Note 11 - Retirement Plan
We offer a SIMPLE IRA plan to its employees. We match employee contributions dollar for dollar up to 3% of the employees’ compensation for the year. The amount matched by the us is expensed in the same period that the corresponding employee contributions are made.

Note 12 - Debt

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

Note 13 - Fair Value of Financial Instruments
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

Note 14 - Commitments and Related Parties
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

The dealer-manager of our offering of common stock, CMC Financial Services, Inc. (“CMCF”) directs and oversees the sale of our equity securities. CMCFS receives a marketing support fee and sales commissions based on the number of shares of common stock sold. CMCF contracts with third party broker-dealers to have a larger sales distribution of equity securities, and compensates them out of the sales commissions and marketing support fees received from us. The dealer-manager is an affiliate of both Burton and us, because the owners of CMC Financial are also our executive officers. CMC Financial earned gross sales commissions and marketing support fees for the three and six months ended June 30, 2006 of $245,802, and $4,213,350, respectively, and $30,726 remained payable on June 30, 2006. CMCFS paid approximately 45% of these fees to third party broker-dealers.

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

Revenues

Interest income increased $5.7 million, or 380%, to $7.2 million in the first six months of 2006 from $1.5 million for the six months ended June 30, 2005. This increase was due to a 343% increase in the average balance of the loan portfolio from $21 million for the six months ended June 30, 2005 to $93 million in the same period in 2006. This increase was primarily due to increased loan originations as a result of the ongoing sale of our equity securities and an increase in the amount of borrowed funds. The average yield on the mortgage investments increased 110 basis points to 13.5% for the six months ended June 30, 2006 from 12.4% in the same period in 2005, as a result of increased market rate of interest as well as an 38% increase in the average amount of second lien mortgages outstanding in the first six months of 2006 as compared to the first six months of 2005.

Non-interest income increased $1.5 million, or 36%, to $5.7 million in the first six months of 2006 from $4.2 million for the same period in 2005. This increase was primarily due to the financial statements being consolidated for the full six months of 2006 as compared to only three months of consolidation for the first six months of 2005.

Expenses

Interest expense increased $0.3 million, or 75%, to $0.7 million for the first six months of 2006 from $0.4 million for the same period in 2005. This increase was due to a 158% increase in the average debt financing on our loan portfolio from $6.5 million for the six months ended June 30, 2005 to $16.8 million for the same period in 2006. This increase was primarily due to increased borrowing for loan originations, as well as a 16% increase in the average cost of these borrowings from 6.2% to 7.2% as a result of increased market rates of interest and principal amounts of borrowings.

Non-interest expenses increased $2.9 million, or 107%, to $5.6 million in the first six months of 2006 from $2.7 for the same period in 2005. This increase was primarily due to the financial statements being consolidated for the full six months of 2006 as compared to only three months of consolidation for the first six months of 2005.  Other factors that contributed to the increase were an increase in base management fees and incentive fees to Burton resulting from an increase in the average balance of our invested assets, additional depreciation expense associated with our office building, and an increase in advertising expenses.

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

DESERT CAPITAL REIT, INC.

November 8, 2006	/s/ TODD B. PARRIOTT
Todd B. Parriott,
Chairman of the Board, Chief Executive Officer, President and Chief Investment Officer (Principal Executive Officer)

November 8, 2006	/s/ JONATHAN G. ARENS
Jonathan G. Arens,
Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

10.1	Junior Subordinated Indenture, dated June 16, 2006, by and between Desert Capital REIT, Inc. and JP Morgan Chase Bank, N.A.
10.2	Amended and Restated Trust Agreement, dated June 16, 2006, by and among Desert Capital REIT, Inc. and JP Morgan Chase Bank, N.A., Chase Bank USA, N.A. and the Administrative Trustees Named Herein
31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*Filed herewith

** Furnished herewith