Form 10-Q
period 2006-09-30
DESERT CAPITAL REIT INC
filed 2006-11-14
CIK 1274055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________

FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

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
Yes ☐ No ☑

The number of shares of the registrant's common stock, par value $0.01 per share, outstanding as of November 13, 2006 was 14,725,369.

DESERT CAPITAL REIT, INC.
FORM 10-Q
For the Quarter Ended September 30, 2006

Part I.  Financial Information

Item 1. Consolidated Financial Statements (Unaudited)

DESERT CAPITAL REIT, INC.
Consolidated Balance Sheets
	September 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Mortgage investments - net	$138,367,880	$67,649,251
Loans held-for-sale	4,262,574	1,461,147
Goodwill	13,388,555	13,388,555
Building and equipment - net	8,171,541	8,029,250
Land	1,820,000	1,820,000
Cash and cash equivalents	3,323,218	4,459,289
Interest receivable	1,510,094	572,944
Deferred financing costs	1,017,865	-
Investment in equity affiliates	928,000	-
Other	151,575	145,356

Total assets	$172,941,302	$97,525,792

LIABILITIES AND STOCKHOLDERS' EQUITY
Notes payable	$9,160,996	$12,112,386
Junior subordinated notes	30,928,000	-
Dividends payable	1,435,060	880,633
Accounts payable and accrued expenses	1,538,628	1,708,444

Total liabilities	43,062,684	14,701,463

Preferred stock, $0.01 par value: 15,000,000 shares authorized, none outstanding	-	-
Common stock, $0.01 par value: 100,000,000 shares authorized; 14,422,552 and 9,388,994 shares issued and
outstanding on September 30, 2006 and December 31, 2005, respectively	144,226	93,890
Additional paid-in capital	131,584,600	83,005,684
Retained earnings	(1,850,208)	(275,245)

Total stockholders' equity	129,878,618	82,824,329

Total liabilities and stockholders' equity	$172,941,302	$97,525,792

See accompanying notes to financial statements.

DESERT CAPITAL REIT, INC.
Consolidated Statements of Operations

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
INTEREST INCOME:
Mortgage investments	$5,139,279	$1,202,034	$12,012,474	$2,657,952
Other interest	235,576	59,520	552,515	100,745

Total interest income	5,374,855	1,261,554	12,564,989	2,758,697

INTEREST EXPENSE:
Interest expense	963,772	289,428	1,650,748	651,009

Total interest expense	963,772	289,428	1,650,748	651,009

Net interest income	4,411,083	972,126	10,914,241	2,107,688
Provision for loan losses	75,452	13,739	201,201	41,345

Net interest income after provision for loan loss	4,335,631	958,387	10,713,040	2,066,343

NON-INTEREST INCOME:
Loan brokerage fees	1,615,538	2,350,262	6,062,631	4,904,581
Service and other loan fees	339,565	385,439	1,352,636	1,197,617
Income from investment in subsidiary	-	-	-	748,519
Other	175,734	66,978	458,662	134,396

Total non-interest income	2,130,837	2,802,679	7,873,929	6,985,113

NON-INTEREST EXPENSE:
Compensation	557,464	475,000	1,578,260	1,068,732
Management fees	1,199,717	816,764	3,509,225	1,782,764
Professional fees	373,135	378,501	1,248,099	1,007,425
Insurance	104,849	99,780	318,907	292,426
Depreciation	108,159	95,043	323,125	110,892
Other	392,822	234,947	1,338,751	519,925

Total non-interest expense	2,736,146	2,100,035	8,316,367	4,782,164

Net income before taxes	3,730,322	1,661,031	10,270,602	4,269,292

Income tax expense	95,310	89,662	155,524	451,677

Income before minority interest	3,635,012	1,571,369	10,115,078	3,817,615
Income allocated to minority interest	-	259,744	-	884,206

Net income	$3,635,012	$1,311,625	$10,115,078	$2,933,409

Earnings per share - basic	0.26	0.25	0.78	0.78

Earnings per share - diluted	0.26	0.25	0.78	0.78

Weighted average outstanding shares - basic	14,160,322	5,244,261	12,975,033	3,742,407

Weighted average outstanding shares - diluted	14,191,771	5,271,441	13,004,410	3,764,800

See accompanying notes to financial statements.

DESERT CAPITAL REIT, INC.
Consolidated Statements of Cash Flows
	Nine Months
	Ended September 30,
	2006	2005
OPERATING ACTIVITIES
Net income	$10,115,078	$2,933,409
Adjustments to reconcile net income to net cash:
Depreciation	323,125	110,892
Minority interest	-	884,206
Income from investment in subsidiary	-	(748,519)
Stock based compensation	108,333	61,111
Provision for loan loss	201,201	41,345
Net change in:
Interest receivable	(937,150)	(283,157)
Other assets	(6,219)	32,923
Deferred origination fees	817,841	-
Accounts payable	(137,885)	264,314

Net cash provided by operating activities	10,484,324	3,296,524

INVESTING ACTIVITIES
Investment in subsidiary	-	(4,843,199)
Investment in equity affiliate	(928,000)	-
Net increase in mortgage investments	(71,737,670)	(28,648,352)
Purchase of loans held-for-sale	(2,801,427)	-
Purchase of land	-	(1,820,000)
Acquisition of building and equipment	(465,416)	(8,148,325)

Net cash used by investing activities	(75,932,513)	(43,459,876)

FINANCING ACTIVITIES
Net payments on lines of credit	(2,879,700)	5,778,730
Repayments of mortgage loan	(71,690)	-
Proceeds from junior subordinated notes	30,928,000	-
Issuance of common stock	51,890,394	44,875,218
Deferred financing costs	(1,017,865)	-
Dividends on common stock	(7,756,427)	(1,680,555)
Dividends to minority interest	-	(287,315)
Offering costs paid	(4,745,288)	(5,253,158)
Shares redeemed and retired	(2,035,307)	-

Net cash provided by financing activities	64,312,118	43,432,920

Net (decrease) increase in cash and cash equivalents	(1,136,071)	3,269,568
Cash and cash equivalents at beginning of period	4,459,289	2,375,309
Cash and cash equivalents at end of period	$3,323,218	$5,644,877

Cash paid for interest	$1,068,169	$790,734
Cash paid for taxes	870,000	29,085
Capitalized interest	-	-

Supplemental schedule of non-cash investing and financing

Common stock issued in exchange for interest in subsidiary	-	1,125,000
Common stock issued as repayment of indebtedness	-	1,322,139
Common stock issued for dividend reinvestment program	3,379,187	995,225
Common stock dividends declared but not paid	1,435,060	624,057
Offering costs incurred but not paid	$59,000	$27,708

See accompanying notes to financial statements.

DESERT CAPITAL REIT, INC.
Consolidated Statements of Changes in Stockholders' Equity

	Common Stock Shares	Common Stock Par Value	Additional Paid - in Capital	Retained Earnings	Total
Balance at December 31, 2005	9,388,994	$93,890	$83,005,684	$(275,245)	$82,824,329

Issuance of Common stock	5,217,086	52,171	55,217,210	-	55,269,381

Stock based compensation	20,000	200	108,334	-	108,534

Stock redeemed and retired	(203,528)	(2,035)	(2,033,272)		(2,035,307)

Dividends on Common stock	-	-	-	(11,690,041)	(11,690,041)

Offering costs	-	-	(4,713,356)	-	(4,713,356)

Net income	-	-	-	10,115,078	10,115,078

Balance at September 30, 2006	14,422,552	$144,226	$131,584,600	$(1,850,208)	$129,878,618

See accompanying notes to financial statements.

Desert Capital REIT, INC.
Notes to Consolidated Financial Statements
September 30, 2006
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

Substantially all of the loan origination and loan servicing is conducted through our wholly owned subsidiary, Consolidated Mortgage LLC. In addition to originating and servicing loans for us, Consolidated Mortgage also originates, brokers, and services mortgage loans to private investors. Consolidated Mortgage generates brokerage and other fees from the loans funded by its private investor-clients which provides additional cash flow to us. Due to the high amount of fees generated by Consolidated Mortgage it has been structured as a taxable REIT subsidiary (“TRS”) resulting in its income being subject to federal income taxes at C corporation rates.

We qualified as a REIT under the Internal Revenue Code commencing with our taxable year ended December 31, 2004 and expect to qualify for the current fiscal year. To maintain our tax status as a REIT, we plan to continue to distribute at least 90% of our taxable income to stockholders.

Basis of Presentation
The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the financial statements and the related management's discussion and analysis of financial condition and results of operations filed on Form 10-K/A for the fiscal year ended December 31, 2005. In our opinion, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of results that may be expected for the entire year ending December 31, 2006.

Note 2 - Restatement of 2005 Financial Statements

We have restated our financial statements to properly reflect the accounting of our acquisition of Consolidated Mortgage. The originally filed financial statements fully consolidated the financial statements of Consolidated Mortgage as of January 1, 2005. The acquisition was made in installments and we purchased a controlling interest in Consolidated Mortgage on April 1, 2005. The financial statements are being restated to account for Consolidated Mortgage using the equity method prior to acquiring a controlling interest. Net income was not affected by the restatements.

The following tables set forth the impact of these restatements on certain amounts previously reported in the company’s consolidated financial statements for the nine months ended September 30, 2005:

Consolidated Statements of Operations
	Nine months ended September 30, 2005
	As Originally Reported	As Restated Herein
Interest income	2,879,739	2,758,697
Loan brokerage fees	7,769,711	4,904,581
Service and other loan fees	1,750,241	1,197,617
Income from investment in subsidiary	0	748,519
Other	133,609	134,396

Total revenue	12,533,300	9,743,810

Interest expense	790,735	651,009
Compensation	1,412,455	1,068,732
Management fees	2,562,539	1,782,764
Professional fees	1,363,305	1,007,425
Insurance	328,911	292,426
Provision for loan loss	41,345	41,345
Depreciation	95,043	110,892
Income taxes	451,678	451,677
Other	858,779	519,925

Total expense	7,904,790	5,926,195

Net income before minority interest	4,628,510	3,817,615
Income allocated to minority interest	1,695,101	884,206

Net income before minority interest	2,933,409	2,933,409
Earnings per share	1.09	1.09

Consolidated Statements of Cash Flows
	Nine months ended September 30, 2005
	As Originally Reported	As Restated Herein
Net cash provided by operating activities	4,682,533	3,296,524
Net cash used by investing activities	(42,201,960)	(43,459,876)
Net cash provided by financing activities	40,788,995	43,432,920

Net increase in cash	3,269,568	3,269,568

Note 3 - Summary of Significant Accounting Policies

Principles of Consolidation
The accompanying unaudited consolidated interim financial statements include, on a consolidated basis, our accounts, the accounts of our wholly-owned subsidiaries and our interests in variable interest entities in which we are the primary beneficiary. All significant intercompany balances and transactions have been eliminated in consolidation. Our interest in Desert Capital TRS Statutory Trust I (see Note 12) is accounted for using the equity method and the assets and liabilities are not consolidated into our financial statements due to our determination that Desert Capital TRS Statutory Trust I is a variable interest entity in which we are not the primary beneficiary under Financial Accounting Standards Board Interpretation No. 46R (“FIN46”).

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

Restricted cash of $0.47 million is on deposit with our bank and will be used for tenant improvements on the remaining vacant space in our office building in Henderson, NV.

Revenue Recognition
Interest income on our mortgage investments is recognized over the life of the investment and recorded on the accrual basis. Loan origination fees and certain direct origination costs associated with mortgage investments funded by us, are deferred and recognized as an adjustment to yield over the lives of the related loans using the straight-line method. Income recognition is generally suspended for loans at the earlier of the date at which payments become 90 days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed.

Loan brokerage fees are nonrefundable fees we receive for brokering loans to third party investors. Loan brokerage fees are recognized once the loans associated with the fees are funded and closed.

We also charge fees to service loans brokered to third party investors as well as other miscellaneous fees during the loan term. These service and other loan fees are recognized throughout the life of the loan as they are earned.

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

Recent Accounting Developments

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements.  Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not believe that this Statement will have a material effect on our financial condition or results of operations.

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

Note 4 - Mortgage Investments
Mortgage investments represent first and second lien positions on acquisition and development and construction loans.

	September 30,	December 31,
	2006	2005
Acquisition and development loans	$116,256,450	$44,522,500
Construction loans	23,208,200	23,204,480
Unamortized deferred fees and costs	(817,841)	-
Allowance for loan losses	(278,929)	(77,729)

Mortgage investments - net	$138,367,880	$67,649,251

As of September 30, 2006 and December 31, 2005, approximately 15% and 19%, respectively, of the principal balance of the outstanding mortgage notes were secured by second liens. As of September 30, 2006, the portfolio had a weighted average interest rate of 13.5%.

As of September 30, 2006, our mortgage investment portfolio was concentrated in the Southwestern United States. Eighty-five percent of the principal balance of our portfolio was invested throughout Nevada, California, Arizona, and Utah. Our borrowers’ ability to repay our notes is dependent upon the real estate and general economic conditions in this area.

Note 5 - Stock Based Compensation
The Board of Directors has adopted the 2004 Stock Incentive Plan of Desert Capital REIT, Inc. (the “Plan”). Our directors, officers or any affiliate of the Company, and individual consultants or advisors are eligible for stock based compensation under the Plan. We have authorized 1.0 million shares of common stock under the Plan. As of September 30, 2006 we have granted awards for 0.06 million restricted shares under the Plan. The fair value of the shares on the grant dates were $10 and $15 per share, and the shares vest in three equal annual installments, commencing on the first anniversary of issuance. Restricted stock expense for the three and nine months ended September 30, 2006 was $0.04 million and $0.11 million, respectively.

Note 6 - Building and Equipment
We own an office building in Henderson, NV, which serves as our corporate headquarters. Any space that is not utilized by us is leased to other companies. The total square footage of the building is approximately 40,000 square feet, and as of September 30, 2006, the building was approximately 89% leased.

Building and equipment as of September 30, 2006 and December 31, 2005 are as follows:

	September 30,	December 31,
	2006	2005
Building	$7,294,147	$7,294,147
Equipment	126,314	126,314
Furniture and fixtures	445,639	411,346
Software	906,720	475,598
	8,772,820	8,307,405

Less accumulated depreciation	(601,279)	(278,155)
	$8,171,541	$8,029,250

Note 7 - Leases
We currently lease approximately 12,020 square feet of office space (see Note 6) to related parties and approximately 15,000 square feet to unrelated third parties under noncancelable leases with an average term of five years.

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

Our taxable REIT subsidiaries are subject to federal, state, and local taxes. For the nine months ended September 30, 2006, we recorded $0.16 million of income tax expense for income attributable to our wholly-owned taxable REIT subsidiary. We have assumed an effective tax rate for the nine months ended September 30, 2006 of 34% taking into consideration the anticipated applicable U.S. federal statutory tax rate at December 31, 2006 of 34%. We have recorded a deferred tax liability due to differences between financial and taxable income attributable to timing differences in the recognition of depreciation and amortization.

Note 9 - Earnings per Share
Earnings per share is computed in accordance with SFAS No. 128, Earnings per Share. Basic earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is calculated by dividing net income by the weighted average number of shares outstanding plus the additional dilutive effect of unvested restricted stock during each period.

The following is a reconciliation of the denominator of the basic and diluted earnings per share computations for the three months ended September 30, 2006 and 2005.

	For the Three Months Ended		For the Three Months Ended
	September 30, 2006		September 30, 2005
	Basic	Diluted	Basic	Diluted
Net income	$3,635,012	$3,635,012	$1,311,625	$1,311,625

Weighted average number of common shares outstanding	14,160,322	14,160,322	5,244,261	5,244,261
Dilutive effect of unvested restricted shares	-	31,449	-	27,180

Total weighted average common shares outstanding	14,160,322	14,191,771	5,244,261	5,271,441

Earings per common share	0.26	0.26	0.25	0.25

The following is a reconciliation of the denominator of the basic and diluted earnings per share computations for the nine months ended September 30, 2006 and 2005.

	For the Nine Months Ended		For the Nine Months Ended
	September 30, 2006		September 30, 2005
	Basic	Diluted	Basic	Diluted
Net income	$10,115,078	$10,115,078	$2,933,409	$2,933,409

Weighted average number of common shares outstanding	12,975,033	12,975,033	3,742,407	3,742,407
Dilutive effect of unvested restricted shares		29,377	-	22,393

Total weighted average common shares outstanding	12,975,033	13,004,410	3,742,407	3,764,800

Earings per common share	0.78	0.78	0.78	0.78

Note 10 - Dividends
The Board of Directors declares dividends payable monthly to stockholders of record at the close of business on the last day of each month, prorated to the date admitted as a stockholder. The following table lists the declaration dates and per share amounts for the first nine months of 2006 and 2005:

	2006	2005

January 31	$0.10	$0.075
February 28	0.10	0.075
March 31	0.10	0.075
April 30	0.10	0.10
May 31	0.10	0.10
June 30	0.10	0.10
July 31	0.10	0.10
August 31	0.10	0.10
September 30	0.10	0.10

Total	$0.90	$0.825

Note 11 - Retirement Plan
We offer a SIMPLE IRA plan to its employees. We match employee contributions dollar for dollar up to 3% of the employees’ compensation for the year. The amount matched by the us is expensed in the same period that the corresponding employee contributions are made.

Note 12 - Debt

Credit Facility
We have a $7.5 million secured revolving credit facility with a term of one year that expires in August 2007.  The facility is drawn upon for short term funding requirements. Amounts drawn under this facility bear interest at a rate equal to prime plus 75 basis points and must be repaid within 90 days.  Amounts drawn under this facility generally are secured by the corresponding loan that is being funded. The interest rate on this facility at September 30, 2006 was 9.00%. At September 30, 2006 we had $2.6 million outstanding and $4.9 million available under this facility.

Mortgage Loan Payable
We have one mortgage loan with an outstanding principal balance of $6.56 million and a variable rate of interest equal to prime that is being fully amortized and matures in 2026. The prime interest rate on September 30, 2006 was 8.25%. The mortgage was used to finance the acquisition and construction of our office building in Henderson, NV.

Junior Subordinated Notes
In June, 2006 we completed the issuance of $30 million in unsecured trust preferred securities through a newly formed Delaware statutory trust, Desert Capital TRS Statutory Trust I, which is our wholly owned subsidiary.  The securities bear interest at a floating rate based on the three-month LIBOR plus 400 basis points, which was 9.48% on September 30, 2006.

The trust preferred securities require quarterly interest distributions. The trust preferred securities mature in July 2036 and are redeemable, at our option, in whole or in part, with no prepayment premium any time after July 30, 2011.

Desert Capital TRS Statutory Trust I issued $0.93 million aggregate liquidation amount of common securities, representing 100% of the voting common stock of Desert Capital TRS Statutory Trust I to us. Desert Capital TRS Statutory Trust I used the proceeds from the sale of the trust preferred securities and the common securities to purchase our junior subordinated notes.  The terms of the junior subordinated notes match the terms of the trust preferred securities.  The notes are subordinate and junior in right of payment to all present and future senior indebtedness and certain other of our financial obligations.

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

Note 14 - Commitments and Related Parties
We have contracted with Burton to serve as advisor for the Company. Burton oversees the day-to-day operations including asset, liability and capital management. In lieu of paying salaries to its officers, we compensate Burton pursuant to an advisory agreement that entitles Burton to a base management fee, incentive compensation and reimbursement of expenses. The officers and owners of Burton are also the executive officers of us. The annual base management compensation is 1% of the first $200 million of average invested assets plus 0.8% of the average invested assets in excess of $200 million, to be paid quarterly. The base management fee for the three and nine months ended September 30, 2006 were $0.34 million, and $0.82 million, respectively, and $0.12 million remained payable on September 30, 2006. The incentive compensation is a tiered percentage of the amount of our net income (taxable income) excluding capital losses, before deducting incentive compensation less a threshold return, which is the net income that would produce an annualized return on our average invested assets equal to the 10-year U.S. Treasury rate plus 1.0%. The tiered percentage is the weighted average of 20% of the first $200 million of average invested assets and 10% of the excess over $200 million, of average invested assets. Incentive compensation for the three and nine months ended September 30, 2006 was $0.33 million and $0.97 million, respectively, and $0.12 million remained payable on September 30, 2006.

Consolidated Mortgage has a management agreement in place with ARJ Management (“ARJ”), a company of which Todd Parriott is president, director and controlling shareholder, pursuant to which ARJ is paid a management fee equal to 33% of Consolidated Mortgage's pre-tax net income. The fee is calculated and paid monthly. The management fee for three and nine months ended September 30, 2006 was $0.46 million and $1.99 million, respectively, and $0.07 million remained payable on September 30, 2006.

The dealer-manager of our offering of common stock, CMC Financial Services, Inc. (“CMCFS”) directs and oversees the sale of our equity securities. CMCFS receives a marketing support fee and sales commissions based on the number of shares of common stock sold. CMCFS contracts with third party broker-dealers to have a larger sales distribution of equity securities, and compensates them out of the sales commissions and marketing support fees received from us. The dealer-manager is an affiliate of both Burton and us, because the owners of CMCFS are also our executive officers. CMCFS earned gross sales commissions and marketing support fees for the three and nine months ended September 30, 2006 of $0.44 million, and $4.65 million, respectively, and $0.05 million remained payable on September 30, 2006. CMCFS paid approximately 47% of these fees to third party broker-dealers for the nine months ended September 30, 2006.

CMCFS also has an agreement in place with Consolidated Mortgage to provide investors for loans brokered and serviced by Consolidated Mortgage for a fee equal to 25 basis points of every dollar raised. The fee is calculated and paid monthly. The fee pursuant to this agreement for the three and nine months ended September 30, 2006 was $0.16 million and $0.67 million, respectively, and $0.02 remained payable on September 30, 2006.

On September 30, 2006, we had outstanding loans of approximately $11.2 million to CM Land, LLC, a related party. Our executive officers also own and manage CM Land, LLC. The loans have an average interest rate of 13.5% and mature between October, 2006 and January, 2007. CM Land, LLC, used these funds, in addition to funds provided by unaffiliated third party lenders, to acquire approximately $80 million of unimproved real estate from an unaffiliated third party. The Company’s loan is evidenced by a mortgage note and is secured by a deed of trust on the land acquired with our funds. We paid no fees to CM Land in connection with the transaction. The Board of Directors has appointed an independent committee to review and approve amounts that we loan to CM Land, LLC. We have earned interest of $0.41 million and $1.27 million for the three and nine months ended September 30, 2006, respectively for these loans.

We also lease office space to Burton, CMCFS, and Residential Capital Mortgage under noncancelable operating leases which expire in July 2010. The total rents received from related parties for the three and nine months ended September 30, 2006 was $0.08 million and $0.24 million respectively.

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

Revenue Recognition
Interest income on our mortgage investments is recognized over the life of the investment and recorded on the accrual basis. Loan origination fees and certain direct origination costs associated with mortgage investments funded by us, are deferred and recognized as an adjustment to yield over the lives of the related loans using the straight-line method. Income recognition is generally suspended for loans at the earlier of the date at which payments become 90 days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed.

Loan brokerage fees are nonrefundable fees we receive for brokering loans to third party investors. Loan brokerage fees are recognized once the loans associated with the fees are funded and closed.

We also charge fees to service loans brokered to third party investors as well as other miscellaneous fees during the loan term. These service and other loan fees are recognized throughout the life of the loan as they are earned.

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

 Results of Operations

Comparison of the three months ended September 30, 2006 compared to three months ended September 30, 2005.

Revenues

Interest income increased $4.1 million, or 315%, to $5.4 million in the third quarter of 2006 from $1.3 million for the three months ended September 30, 2005. This increase was due to a 290% increase in the average balance of the loan portfolio from $35 million for the quarter ended September 30, 2005 to $137 million in the same period in 2006. This was a result of increased loan funding as a result of the ongoing sale of our equity securities and an increase in the amount of borrowed funds. The average yield on mortgage investments increased 110 basis points to 13.5% for the quarter ended September 30, 2006 from 12.4% in the same period in 2005. This increase was a result of higher market rates of interest.

Non-interest income decreased $0.7 million, or 25%, to $2.1 million in the third quarter of 2006 from $2.8 million for the same period in 2005. This decrease was primarily due to a decrease in the principal amount of loans brokered in the third quarter of 2006, and the deferral and amortization of the origination fees on those loans instead of immediate recognition of the fees.

Expenses

Interest expense increased $0.7 million, or 233%, to $1.0 million in the third quarter of 2006 from $0.3 million for the same period in 2005. This increase was due to a 580% increase in the average debt financing on our loan portfolio from $6 million for the quarter ended September 30, 2005 to $41 million for the same period in 2006. This increase was due to greater borrowing for loan originations, as well as a 40% increase in the average cost of these borrowings from 6.5% to 9.0% resulting from increased market rates of interest and principal amounts of borrowings.

Non-interest expenses increased $0.6 million, or 29%, to $2.8 million in the third quarter of 2006 from $2.3 for the same period in 2005. This increase was primarily due to an increase in base management fees and incentive fees to Burton as a result of the increase of the average balance of our loan portfolio, additional depreciation expense associated with the office building that was placed into service in July 2005, and an increase in advertising expenses.

Comparison of the nine months ended September 30, 2006 compared to nine months ended September 30, 2005.

Revenues

Interest income increased $9.8 million, or 350%, to $12.6 million in the first nine months of 2006 from $2.8 million for the nine months ended September 30, 2005. This increase was due to a 311% increase in the average balance of the loan portfolio from $26 million for the nine months ended September 30, 2005 to $108 million in the same period in 2006. This increase was primarily due to increased loan originations as a result of the ongoing sale of our equity securities and an increase in the amount of borrowed funds. The average yield on the mortgage investments increased 130 basis points to 13.5% for the nine months ended September 30, 2006 from 12.2% in the same period in 2005, as a result of increased market rates of interest.

Non-interest income increased $0.9 million, or 13%, to $7.9 million in the first nine months of 2006 from $7.0 million for the same period in 2005. This increase was primarily due to the financial statements being consolidated for the full nine months of 2006 as compared to only six months of consolidation for the first six months of 2005.

Expenses

Interest expense increased $1.0 million, or 143%, to $1.7 million for the first nine months of 2006 from $0.7 million for the same period in 2005. This increase was due to a 296% increase in the average debt financing on our loan portfolio from $6 million for the nine months ended September 30, 2005 to $24 million for the same period in 2006. This increase was primarily due to increased borrowing for loan originations, as well as a 29% increase in the average cost of these borrowings from 6.6% to 8.5% as a result of increased market rates of interest and principal amounts of borrowings.

Non-interest expenses increased $3.5 million, or 73%, to $8.3 million in the first nine months of 2006 from $4.8 for the same period in 2005. This increase was primarily due to the financial statements being consolidated for the full nine months of 2006 as compared to only six months of consolidation for the first six months of 2005. Other factors that contributed to the increase were an increase in base management fees and incentive fees to Burton resulting from an increase in the average balance of our invested assets, additional depreciation expense associated with our office building, and an increase in advertising expenses.

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

Net cash provided by operating activities for the nine months ended September 30, 2006, was approximately $10.5 million, which was primarily generated from interest on our mortgage notes receivable and fees generated from originating and servicing loans. We expect cash flows from operating activities to increase as we continue to invest proceeds from the Offering into mortgage loans and generate additional origination fees.

We have a $7.5 million secured revolving credit facility with a term of one year that expires in August 2007.  The facility is drawn upon for short term funding requirements. Amounts drawn under this facility bear interest at a rate equal to prime plus 75 basis points and must be repaid within 90 days.  Amounts drawn under this facility generally are secured by the corresponding loan that is being funded. The interest rate on this facility at September 30, 2006 was 9.00%. At September 30, 2006 we had $2.6 million outstanding and $4.9 million available under this facility.

In June, 2006 we completed the issuance of $30 million in unsecured trust preferred securities through a newly formed Delaware statutory trust, Desert Capital TRS Statutory Trust I, which is our wholly owned subsidiary.  The securities bear interest at a floating rate based on the three-month LIBOR plus 400 basis points, which was 9.48% on September 30, 2006.

The trust preferred securities require quarterly interest distributions. The trust preferred securities mature in July 2036 and are redeemable, at our option, in whole or in part, with no prepayment premium any time after July 30, 2011.

Desert Capital TRS Statutory Trust I issued $0.93 million aggregate liquidation amount of common securities, representing 100% of the voting common stock of Desert Capital TRS Statutory Trust I to us. Desert Capital TRS Statutory Trust I used the proceeds from the sale of the trust preferred securities and the common securities to purchase our junior subordinated notes.  The terms of the junior subordinated notes match the terms of the trust preferred securities.  The notes are subordinate and junior in right of payment to all present and future senior indebtedness and certain other of our financial obligations.

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

In April 2006 we commenced the second public offering of our common stock. Through September 30, 2006, we received gross proceeds of $7.1 million. These proceeds were used to invest in mortgage loans and pay offering expenses.

In order to continue to qualify as a REIT and to avoid corporate-level tax on the income we distribute to our stockholders, we are required to distribute at least 90% of our REIT taxable income on an annual basis. Therefore, once the net proceeds we receive from the offering are substantially fully invested, we need to continue to borrow in order to grow our business and acquire additional assets. Our sources of funds are primarily the net proceeds from the offering, operating cash flows and borrowings. Operating cash flows consist of fees and interest received on mortgage loans and investments. Liquidity is also generated through lines of credit with commercial banks. We believe that we will continue to be able to obtain financing in amounts and on terms that are acceptable to us and consistent with our business strategy. We believe that these cash resources are sufficient to satisfy our immediate liquidity requirements. However, we do continue to pursue additional capital from the continued sale of our securities and leveraging opportunities.

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

Item 4. Controls and Procedures
As a result of a review of our Form 10-K for the year ended December 31, 2005 by the Securities and Exchange Commission (SEC), we have restated our financial statements for the twelve month period ended December 31, 2005, the six month period ended June 30, 2005, and the nine month period ended September 30, 2005. Due to the restatements in 2005 our Chief Executive Officer and Chief Financial Officer have determined that there were deficiencies that existed in the design or operation of our controls and procedures in 2005. The deficiencies in our controls and procedures are related to the accounting treatment of our installment purchase of Consolidated Mortgage throughout 2005. Subsequent to 2005 we have revised our control process with respect to the review of information required in filings with the SEC. We have engaged a third party to review the reporting and disclosures of special transactions, on a quarterly basis that are not a part of our ordinary course of business. Other than this change, there have not been any significant changes in internal control over financial reporting since 2005 that has affected, or is likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Desert Capital REIT’s Form S-11 Registration Statement, File No. 333-128885, registering the sale of up to 15 million shares of Desert Capital’s common stock, was declared effective by the Securities and Exchange Commission on March 22, 2006. The offering commenced on April 1, 2006. The offering is a “best efforts” offering, and as of the date of the filing of this Form 10-Q, the offering is continuing. The dealer-manager for the offering is CMC Financial Services, Inc. The offering price is $15.00 per share, with discounts and commissions payable to the dealer-manager equaling $1.425 per share. The aggregate price of the 15 million shares of common stock registered is $225 million As of September 30, 2006 Desert Capital has sold approximately 0.47 million shares, with an aggregate offering price of $7.08 million, and issued 0.16 million shares pursuant to the dividend reinvestment plan.

From April 1, 2006 through September 30, 2006, Desert Capital has incurred offering expenses of approximately $0.74 million, consisting of $0.67 million in commissions paid to CMC Financial Services, Inc., the dealer-manager, and $0.06 million for legal, accounting, and filing fees resulting in total expenses of $0.74 million. Todd B. Parriott, the Chairman of the Board and Chief Executive Officer of Desert Capital is a director and principal of CMC Financial Services, Inc. The net offering proceeds to Desert Capital REIT after deducting total offering expenses as of September 30, 2006 are $6.34 million.

Of the $6.34 million of net proceeds received from sales of Desert Capital’s common stock as of September 30, 2006, $6.34 million has been invested in loans secured by real estate.

Purchases of equity securities by the issuer and affiliated purchasers

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2006 - January 31, 2006	4,578	$10	4,578	(2)
February 1, 2006 - February 28, 2006	885	$10	885	(2)
March 1, 2006 - March 31, 2006	22,500	$10	22,500	(2)
April 1, 2006 - April 30, 2006	152,726	$10	152,726	(2)
May 1, 2006 - May 31, 2006	-		-
June 1, 2006 - June 30, 2006	-		-
July 1, 2006 - July 31, 2006	22,839	$10	22,839	(2)
August 1, 2006 - August 31, 2006	-		-
September 1, 2006 - September 30, 2006	-		-
Total	203,528		203,528
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

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of the Company was held on August 22, 2006, for the purpose of considering and acting upon the following:

(1)	Election of Directors. Six directors were elected and the votes cast were as follows:

Nominees	For	Against	Abstain	Total Shares Voted
Todd B. Parriott	7,341,787.0971	117,490.3810	138,599.1934	7,597,876.6715
James L. George	7,422,492.6984	36,784.7797	138,599.1934	7,597,876.6715
Thomas L. Gustafson	7,426,757.6001	32,519.8780	138,599.1934	7,597,876.6715
Robert B. Beville	7,433,970.4987	25,306.9794	138,599.1934	7,597,876.6715
G. Steven Dawson	7,459,277.4781	0.0000	138,599.1934	7,597,876.6715
Bryan L. Goolsby	7,433,970.4987	25,306.9794	138,599.1934	7,597,876.6715

(2)	To approve five separate amendments to our Second Articles of Amendment and Restatement. The votes case were as follows:

Issues	For	Against	Abstain	Total Shares Voted
Amendment of indemnification provisions	7,242,094.1392	139,958.1704	501,351.5027	7,883,403.8123
Amendment to limitation on liability provisions	7,146,588.8971	245,182.0000	491,632.9152	7,883,403.8123
Amendment regarding removal of directors	7,338,683.5177	59,036.3552	485,683.9394	7,883,403.8123
Amendment regarding voting rights	7,401,120.9534	48,929.0153	433,353.8436	7,883,403.8123
Amendments regarding definitions	7,401,624.3179	65,810.4780	415,969.0164	7,883,403.8123

(3)	Ratification of Auditors. Eide Bailly LLP was ratified as the Company’s independent registered public accounting firm for fiscal year ending December 31, 2006. The votes cast as follows:

	For	Against	Abstain	Total Shares Voted
Ratification of Eide Bailly LLP as the Company’s independent auditors	7,200,051.0644	65,533.4986	332,292.1085	7,597,876.6715

Item 5. Other Information

None.

Item 6. Exhibits

a) Exhibits

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

DESERT CAPITAL REIT, INC.

November 14, 2006	/s/ TODD B. PARRIOTT
Todd B. Parriott,
Chairman of the Board, Chief Executive Officer, President and Chief Investment Officer (Principal Executive Officer)

November 14, 2006	/s/ JONATHAN G. ARENS
Jonathan G. Arens,
Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*Filed herewith

** Furnished herewith