Form 10-K
period 2006-12-31
DESERT CAPITAL REIT INC
filed 2007-04-02
CIK 1274055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ___ to ___
____________________

Commission File Number 0-51344

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
Yes [ ] No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [ ] No [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):
Large accelerated filer [ ]       Accelerated filer [ ]     Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [ ] No [ X ]

The aggregate market value of the registrant’s voting stock held by non-affiliates on June 30, 2006, based on the offering price of the registrant’s common stock on such date, was $140,855,402.

The number of shares of the registrant's common stock, par value $0.01 per share, outstanding as of March 21, 2007 was 15,654,722.

Portions of the Registrant’s definitive proxy statement for its 2007 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1. BUSINESS

General

We are a Maryland corporation formed in December 2003 as a real estate investment trust ("REIT") that specializes in the origination and financing of short-term mortgage loans. We generally invest in 12- to 18- month, first and second lien mortgage loans, consisting of acquisition and development loans and construction loans to developers and builders of residential and commercial property. We derive our revenues primarily from interest payments received from mortgage investments funded with our equity capital and borrowed funds. Our principal business objective is to generate net income for distribution to our stockholders from the spread between interest income on our mortgage assets and the costs of financing the acquisition of these assets. This spread, net of operating expenses, provides both operating capital and distributable income. Our business depends on our access to external sources of financing at a cost we can absorb while still generating an attractive risk-adjusted return on the loans we acquire using the proceeds of our financings. Our business also depends on our ability to locate suitable investments to keep our capital fully deployed at favorable rates. We are externally managed and advised by Burton Management Company, Ltd., our (Advisor).

Substantially all of our loan origination and loan servicing is conducted through our wholly owned subsidiary, Consolidated Mortgage LLC. In addition to originating and servicing loans for us, Consolidated Mortgage also originates, brokers, and services mortgage loans to private investors. Consolidated Mortgage generates brokerage and other fees from the loans funded by its private investor-clients which provides additional cash flow to us. Due to the high amount and type of fees generated by Consolidated Mortgage it has been structured as a taxable REIT subsidiary (“TRS”) resulting in it being subject to federal corporate income tax on its earnings.

During 2006 our portfolio of mortgages increased from 155 separate loans totaling $67.6 million at the end of 2005 to 168 separate loans totaling $149.6 million. Our mortgages performed well in 2006 yielding an average rate of 13.5%, while experiencing no losses. All of our investments were performing at year end with the exception of four mortgage loans with principal balances totaling $4.6 million, which are in default. During the year ended December 31, 2006 we originated approximately $367 million of new loans and we were servicing $466 million in loans as of December 31, 2006.

In 2006 we also made great strides on the capital raising side. In June 2006, we privately placed $30 million of junior subordinated notes through a wholly-owned subsidiary, Desert Capital TRS Statutory Trust I. The junior subordinated notes have a 30-year term, maturing in July 2036, are redeemable at par on or after July 30, 2011 and pay distributions at a floating rate equal to the three month LIBOR plus 4.00%. In October 2006, we extended and increased the revolving credit facility from $5 million to $7.5 million. The credit facility has a floating rate equal to the prime interest rate plus 0.75%. Finally, throughout 2006 we raised $60.3 million through the ongoing sale of our equity securities.

Investment Strategy

We believe there is a significant market opportunity to make mortgage loans to owners and developers of real property whose financing needs are not met by traditional mortgage lenders. The restrictive underwriting standards and length of time required by traditional mortgage lenders, such as commercial banks, results in some potential borrowers being unable to obtain such financing or unwilling to go through the time consuming process often required by traditional lenders. As a non-conventional lender, we are more willing to invest in mortgage loans on projects that conventional lenders might not deem to be creditworthy, including acquisitions of raw land or infrastructure development. Because of the increased risks associated with our loan types, borrowers are willing to pay us interest rates that are generally 500 to 700 basis points above the rates charged by conventional lenders. Our Advisor identifies loans originated by Consolidated Mortgage, and solicits new borrowers in those states in which we are licensed to engage in such practice. However, we may also purchase existing loans that were originated by third party lenders.

We fund all or a portion of loans, or acquire loans, made to owners and developers of real estate properties, provided that the borrowers have sufficient equity in the underlying real estate and otherwise meet our lending criteria. Our lending criteria are primarily based on specific loan-to-value or loan-to-cost ratios relating to the type of loan being made, and we do not have any minimum net worth requirement for prospective borrowers. Each of our loans is full recourse to the assets of individual borrowers, and if a loan is made to an entity borrower, the loan is supported by full-recourse personal guarantees from the principals of the borrower. In addition, we require each prospective borrower and guarantor to provide our Advisor with tax returns and financial statements for the prior two years in order for us to evaluate the strength of the personal guarantees. Loans made with respect to income producing properties generally have debt service coverage of at least 1.25:1. Most of our loans are sub-prime, or non-investment grade, many of which are made to borrowers with limited credit histories.

Our business strategy is to provide financing or acquire loans made to acquirers and/or developers of real estate, mostly in the form of short-term, bridge loans, which necessitate underwriting standards that are less restrictive than traditional mortgage lenders and a loan approval process that is faster than traditional lenders. Substantially all of our investments are "balloon payment" loans, which are loans requiring the payment of all principal at the maturity of the loan. As of December 31, 2006, 100% of our portfolio consisted of these types of loans. Balloon payment loans are non-investment grade and, therefore, carry a high risk of default. Balloon payment loans are also riskier than amortizing loans because the borrower's repayment depends on its ability to refinance the loan or sell the property.

We anticipate that when we are fully funded, up to 70% of our loan portfolio will consist of "interest-carry" loans, meaning we will provide the borrower with sufficient financing to enable it to make the interest payments during the term of the loan. As of December 31, 2006, 52.6% of our portfolio consisted of these types of loans. In many cases we make mortgage loans which are riskier than the mortgage loans made by commercial banks. However, in return we are receiving a higher interest rate on our investments than more traditional loans. We have instituted measures designed to mitigate the risks, such as imposing a lower loan-to-value ratio with respect to loans we determine to be more risky (thereby providing us with a larger equity cushion if real estate values decline). We intend to hold substantially all of our loans to maturity. However, we will sell certain loans, or our portion of any loans, if they no longer meet our investment criteria.

We continue to diversify our mortgage loan portfolio by investing in areas in which our Advisor's management has experience, including Arizona, California, Nevada, Utah, Missouri, and Texas. As of December 31, 2006, our investments were located in Nevada (65.1%), California (13%), Arizona (8.4%), Texas (7.6%), Missouri (5.3%) and Utah (0.6%). Our portfolio at December 31, 2006 was comprised of  85% acquisition and development loans and 15% construction loans.  We continue to expand our loan portfolio through implementing three strategies.

 First, our Advisor is expanding its relationship with real estate developers and mortgage lenders in Nevada, as well as elsewhere in the United States. Through these expanded relationships, we expect to identify additional mortgage funding and investment opportunities. We do not currently have any agreements with any sources of loan originations other than Consolidated Mortgage.

 Second, we are seeking opportunistic investments in second mortgages, meaning mortgages which are subordinated to first lien mortgages, provided the loan has an attractive loan-to-value ratio with the underlying real estate located in areas with which we have substantial familiarity. Our second mortgage investments are riskier because our rights are subject to the rights of the first mortgage lender. If defaults occur on superior encumbrances, we may lose our security interest in the property through foreclosure of the superior encumbrances and we may, in order to preserve our secured interest, have to pay the periodic installments due on the superior encumbrance in order to prevent foreclosure of the superior encumbrance. In some cases, we may be required to pay a superior encumbrance in its entirety. We could be required to make additional cash outlays for an indefinite period of time, including payment of court costs and attorney fees and other expenses incidental to protecting these investments. These expenses could have an adverse effect on our operating cash flow. The majority of the loans invested in by us are secured by a first deed of trust. Up to 25% of the loans invested in by us may be secured by second deeds of trust or by wraparound mortgages, and up to 5% of our loans may be secured by interests in leases. We will not invest more than 10% of our assets in loans on unimproved real property, which we define as real estate which is not currently being developed and as to which no development is planned to commence within a year, as opposed to loans we make for acquisition and development, which development is expected to commence immediately.

 Third, we expect to benefit from our relationship with Consolidated Mortgage. Consolidated Mortgage has been originating and servicing loans since 1977. Consolidated Mortgage has an investor pool consisting of approximately 4,000 investors, which provide the funds directly to the borrowers for loans originated by Consolidated Mortgage. Consolidated Mortgage identified and arranged for the financing of approximately $367 million in mortgage loans in 2006. Consolidated Mortgage’s network of borrowers and investors gives us a consistent pipeline of loans available to fund as well as fees on loans funded by third party investors.

Consolidated Mortgage identifies loans in which we may invest. Historically, Consolidated Mortgage has arranged the funding for balloon payment loans, with terms of between 12 and 18 months. The size of the loans identified by Consolidated Mortgage ranges from $100,000 to $20,000,000, with the average loan being approximately $2,500,000. Due to the short-term maturities of the loans identified by Consolidated Mortgage, substantially all of the defaults occur at maturity. As a result, the delinquency rates at the end of the original term of the loans have historically been less than 1% per year. There can be no assurance that the loans that we finance in the future will bear the same interest rates or will have the same default rates.

Consolidated Mortgage identifies mostly acquisition and development loans and construction loans, consisting exclusively of balloon-payment loans. With respect to each loan identified by Consolidated Mortgage that we fund, we will loan the money directly to the borrower and will enter into, or participate in, a master note, with all other lenders, if any, with respect to that financing. We are the sole lender on a substantial majority of the loans we fund. The notes are secured by the real estate acquired or developed and constructed with the proceeds of the funding. We generate revenues from the payments of interest on those notes made directly to us by the borrower, and we receive no payments from Consolidated Mortgage. Consolidated Mortgage generates its income from origination fees and servicing fees paid by the borrower under the loans it identifies. Accordingly, we will pay no fees to Consolidated Mortgage to fund all or a portion of any loan. Consolidated Mortgage services the loans it identifies, subject to our right to take over the servicing of any loan we fund that goes into default. We finance all or a portion of any loans identified by Consolidated Mortgage that meet our lending criteria. Consolidated Mortgage is currently our wholly-owned subsidiary.

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

Our Investments

Mortgage Loans

Substantially all of our investments are short-term (12-18 months), balloon mortgage loans with fixed interest rates. A substantial portion of these loans, which does not to exceed 70% of our investment portfolio, consists of interest-carry loans, meaning we provide the borrower with sufficient financing to enable it to make the interest payments during the term of the loan. All our loans are within our loan-to-value ratios set forth below. To date, all of the mortgage loans which we have funded have been identified by Consolidated Mortgage. We do not currently have any contractual arrangement with any other mortgage originator. Our board of directors has not established any limits upon the geographic concentration of mortgage loans that we may acquire. However, our asset acquisition policy limits the amount and/or type of mortgage loans we may acquire.

We primarily invest in mortgage loans that are secured by first or second mortgages on real property. These loans fall into the following categories: raw and unimproved land, acquisition and development, construction, and commercial property loans. No single mortgage loan exceeds 20% of our equity capital. Additionally, mortgage loans in favor of any one borrower do not exceed 20% of equity capital. All of the loans in our portfolio are either full recourse against all assets of individual borrowers, including the real estate being financed, or if the loan is made to an entity borrower, the loan is personally guaranteed, on a full recourse basis, by each of the principals of that entity. We have also made loans to CM Land, LLC, a related party.

The development and/or construction loans we fund or acquire are initially fully funded, with the maximum borrowing capacity being established by an appraisal of the completed value of the property. Once the amount of credit has been established, the funds are placed into an account with a third party construction control company which monitors the progress of the construction process and releases the funds as certain thresholds are reached. The vendors, suppliers and subcontractors of the borrower submit invoices for services rendered or goods provided to the construction control company. Once the construction control company has confirmed the delivery of the goods or the satisfactory completion of the services, it receives a lien release from the billing party, and obtains approval from Consolidated Mortgage to pay the invoice. At no time does the borrower have direct access to the committed funds. Periodically throughout the development and/or construction process, we conduct an internal appraisal of the property to determine that the outstanding principal amount does not exceed the applicable loan-to-value ratio.

Set forth below is a description of the types of loans in which we invest:

Acquisition of Raw and Unimproved Land. Generally, we invest in loans for the acquisition of raw and unimproved land with a principal amount of up to 60% of the appraised value of the property. As of December 31, 2006, 20% of our portfolio was invested in acquisition of raw and unimproved land loans.

Acquisition of Development Loans. Development loans enable borrowers to complete the basic infrastructure and development of their property prior to the construction of buildings or residences. Such development may include installing utilities, sewers, water pipe, or streets. Generally, we invest in development loans with a principal amount of up to 65% of the appraised value of the property. As of December 31, 2006, 65% of our portfolio was invested in acquisition of development loans.

Construction Loans. Construction property loans provide funds to allow commercial and residential developers to make improvements or renovations to the property in order to increase the net operating income of the property so that it can be sold or may qualify for institutional refinancing. Generally, we invest in construction loans with a principal amount of up to 75% of the appraised value of the property. As of December 31, 2006, 15% of our portfolio was invested in construction loans.

Commercial Property Loans. Commercial property loans provide funds to allow commercial borrowers to make improvements or renovations to the property in order to increase the net operating income of the property so that it may qualify for institutional refinancing. Generally, we invest in commercial property loans with a principal amount of up to 75% of the appraised value of the property. As of December 31, 2006, none of our portfolio was invested in commercial property loans.

Participation. We participate with other lenders in loans originated by Consolidated Mortgage, as permitted by our investment policies, by providing funds for or purchasing an undivided interest in a loan meeting our investment guidelines described above. We generally participate in loans when, for example:
   we do not have sufficient funds to invest in an entire loan; or
   an originated loan fits within our investment guidelines but would constitute more than 20% of our anticipated equity capital or otherwise be disproportionately large given our then existing portfolio.

We do not participate in joint ventures or partnerships with affiliates that are not publicly registered except as permitted by NASAA Guidelines.

Balloon Payment

Substantially all of the loans we invest in or purchase require the borrower to make a "balloon payment" of the principal amount upon maturity of the loan. Balloon payment loans do not generate principal repayments to us through borrower monthly repayment. Borrowers are required to make monthly interest payments to us. We anticipate that up to 70% of our loan portfolio will continue to consist of "interest-carry" loans, meaning we will provide the borrower with sufficient financing to enable it to make the interest payments. Most of these loans are sub-prime, or non-investment grade loans, frequently made to borrowers with limited credit histories. We require full recourse to the assets of individual borrowers, and if the loan is made to an entity borrower, the loan is supported by full-recourse personal guarantees from all principals of the borrower. We require two years of tax returns and financial statements to assess the quality of the guarantee. We also require a current credit report from at least one major credit reporting agency. However, a substantial period of time may elapse between the review of the credit report and financial statements of the borrower and the due date of the balloon payment. Therefore, there is no assurance that a borrower or, if applicable, any guarantor will have sufficient resources to make a balloon payment when due. To the extent that a borrower has an obligation to pay mortgage loan principal in a large lump sum payment, its ability to repay the loan may be dependent upon its ability to sell the property, obtain suitable refinancing or otherwise raise a substantial amount of cash. As a result, these loans involve a higher risk of default than loans where the principal is paid at the same time as the interest payments.

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

First Deed of Trust. The majority of the loans invested in by us are secured by a first deed of trust (77.6% at December 31, 2006). Thus, the applicable lender will have rights as a first mortgage lender of the collateralized property.

Second Deed of Trust. Up to 25% (22.4% at December 31, 2006) of the loans invested in by us may be second mortgage loans and wraparound mortgage loans. In a second mortgage loan, the rights of the lender (such as the right to receive payment on foreclosure) are subject to the rights of the first mortgage lender. In a wraparound loan, the lender's rights are comparably subject to the rights of a first mortgage lender, but the aggregate indebtedness evidenced by the loan documentation will be the first mortgage loan plus the new funds the lender invests. The lender receives all payments from the borrower and forwards to the senior lender its portion of the payments the lender receives.

Leasehold Interest. Up to 5% (none at December 31, 2006) of the loans invested in by us may be in loans where the collateral is an interest in a lease.

Prepayment Penalties and Exit Fees

None of the loans we have invested in contain prepayment penalties or exit fees. Because of the short-term nature of the loans we acquire and the available pools of additional loans through Consolidated Mortgage, we do not have a substantial prepayment risk.

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

Underwriting Criteria

Our Advisor continuously evaluates prospective investments, selects the mortgages in which we invest and makes all investment decisions on our behalf in its sole discretion, unless the advisory agreement provides otherwise. Stockholders are not entitled to act on any proposed investment. We have not established any net worth minimums for our borrowers, and we frequently invest in sub-prime, or non-investment grade loans, which may be made to borrowers with limited credit histories. We only finance all or any portion of a loan, whether identified by Consolidated Mortgage or another entity, if that loan meets our investment guidelines described below, with particular emphasis being placed on the loan-to-value or loan-to-cost ratios. Each loan in our portfolio is either full recourse against all assets of individual borrowers, including the real estate being financed, or if the loan is made to an entity borrower the loan will be personally guaranteed, on a full recourse basis against all assets of the guarantor, by each of the principals of that entity. A credit report is required for each applicant from at least one credit reporting company. In addition, we require that each prospective borrower and guarantor provide our Advisor with tax returns and financial statements for the prior two years. In evaluating prospective mortgage loan investments, our Advisor considers such factors as the following:

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
    potential for rental increase (if applicable);
    current and projected revenues from the property;
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
When selecting mortgage loans for us, our Advisor adheres to the following guidelines, which are intended to control the quality of the collateral given for our loans:

1.   Priority of Mortgages. We anticipate that we will continue investing 75% of our assets in loans secured by first mortgages. Our second mortgage investments are not junior to more than one other mortgage. We invest in both second mortgages and in wraparound or all-inclusive mortgages. We have not and will not invest more than 25% of our assets in second mortgages, wraparound or all-inclusive mortgages.

2.   Loan-to-Value Ratio. The amounts of our loans combined with the outstanding debt secured by a senior mortgage on a security property generally do not exceed the following percentage of the appraised value of the security property:

Types of Secured Property	Loan-to-Value Ratio
Raw and unimproved land	60%
Commercial property	75%
Property under development	65% (of anticipated post-development value)
Leasehold interest	75% (of value of leasehold interest)
Construction loan	75% (of anticipated post-development value)

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

Regulation

Consolidated Mortgage, as an originator of loans, is regulated as a mortgage company and, therefore, is subject to extensive regulation by federal, state and local laws and governmental authorities. Consolidated Mortgage conducts its real estate mortgage business under a license issued by the State of Nevada Mortgage Lending Division. Under applicable Nevada law, the division has broad discretionary authority over Consolidated Mortgage's activities, including the authority to conduct periodic regulatory audits of all aspects of its operations. Consolidated Mortgage is also licensed to conduct its real estate mortgage business in Arizona, California, New Mexico, Oregon Washington, Florida, Texas, Missouri and Utah.

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

Employees

As of December 31, 2006 we had 26 full time employees. All of the employees were employed by Consolidated Mortgage.

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

We were formed in December 2003, and have conducted operations since July 16, 2004. Our total assets consist of $187 million as of December 31, 2006. The results of our operations depend on many factors, including the availability of opportunities for the acquisition of mortgage loans, the level and volatility of interest rates, readily accessible short- and medium-term funding alternatives in the financial markets and general economic conditions. Moreover, delays in investing the net proceeds of our current offering may cause our performance to be weaker than other fully invested mortgage REITs pursuing comparable investment strategies. We are a blind pool REIT and you will not have the opportunity to evaluate the manner in which we invest or the economic merits of particular assets to be acquired. Furthermore, we face the risk that we might not successfully operate our business or implement our operating policies and strategies as described in this report.

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

Substantially all of our investments are balloon mortgage loans, which have a higher risk of payment default than amortizing loans, thereby increasing the risk to our revenues.

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

Commercial loans generally involve a greater risk of loss than residential loans. If a borrower defaults on its payment obligations to us, our results of operations will be harmed.

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

We do not have any limitations in our charter documents on the types of first lien mortgage loans we may fund. Therefore, our investments may not be diversified among the various loan categories we are targeting, which are acquisition and development loans, construction loans, and commercial property loans. Any lack of diversity in our investments could increase the impact of defaults on our results of operations.

We expect that acquisition and development loans will continue to constitute approximately 50% of our portfolio, construction loans will continue to constitute approximately 45%, and commercial property loans will continue to constitute approximately 5%. However, our Advisor has discretion to allocate our assets among these categories in whatever percentages it determines is in our best interest. Our Advisor may not achieve this allocation, and our assets may be concentrated in one of these types of loans. If our assets are not diversified among the categories of mortgage loans in which we intend to invest, we may be subject to an increased risk of default if the category in which our assets are concentrated experiences disproportionate economic losses.

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

    the movement of interest rates; and
    the availability of financing in the market.
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

Because most of our loans are short-term, with 12-18 month maturities, we will generally hold our investments to maturity. However, until approximately 2011, to the extent we sell any mortgage loans or property acquired in foreclosure, we intend to use any proceeds from those sales not required to be distributed to stockholders in order to preserve the our status as a REIT to fund or acquire additional mortgage loans and repay outstanding indebtedness. If our shares are listed on a national securities exchange or over-the-counter market, we may reinvest the proceeds from any such sales in mortgage loans for an indefinite period of time. If our shares are not listed by December 31, 2011, we expect to sell our assets and distribute the net sales proceeds to stockholders, and we will engage only in activities related to our orderly liquidation, unless our stockholders elect otherwise.

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

We depend on the diligence, experience and skill of our officers and the people working on behalf of our Advisor for the selection, acquisition, structuring and monitoring of our mortgage loan investments and associated borrowings. In particular, we are dependent on Mr. Parriott to perform the Advisor's duties and if he is unable to do so, our results of operations will be negatively impacted. Mr. Parriott performs the duties of Chief Executive Officer of the Advisor and as our Chairman of the Board, Chief Executive Officer, President and Chief Investment Officer. Mr. Parriott founded us and our Advisor, and his continued service is critical to our overall operations and strategic direction. If Mr. Parriott is unable to perform our Advisor's duties, we may not be able to identify the same quantity or quality of investments. In addition, the relationships that Mr. Parriott and our other officers have developed with existing and prospective developers of residential and commercial real estate are critically important to our business. We have not entered into employment agreements with our senior officers. We do not currently employ personnel dedicated solely to our business other than employees of Consolidated Mortgage, and our officers are free to engage in competitive activities in our industry. The loss of any key person could harm our business, financial condition, cash flow and results of operations.

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
    20% for the first $200 million of our Average Invested Assets; and
    10% of our Average Invested Assets in excess of $200 million.
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

Our Advisor is entitled to substantial fees pursuant to the advisory agreement. Our Advisor's base management fee is calculated as a percentage of our Average Assets Invested. Our Advisor's incentive compensation is calculated as a tiered percentage of our taxable income (before deducting certain items) in excess of a threshold amount of taxable income and is indeterminable in advance of a particular period. When evaluating our portfolio's performance to calculate the amount of incentive compensation, we do not take into account any net income distributed to us by Consolidated Mortgage. Since payments of base management fees, incentive compensation and expense reimbursements are determined at future dates based upon our then-applicable Average Invested Assets, results of operations and actual expenses incurred by our Advisor, such fees and expense reimbursements cannot be estimated with mathematical certainty. We can provide no assurance at this time as to the amount of any such base management fee, incentive compensation or expense reimbursements that may be payable to our Advisor in the future.

Our Advisor may render services to other entities, which could reduce the amount of time and effort that our Advisor devotes to us.

The advisory agreement does not restrict the right of our Advisor, any persons working on its behalf or any of its affiliates to carry on their respective businesses, including the rendering of advice to others regarding investments in mortgage loans that would meet our investment criteria. Currently, we are our Advisor's only client; however, under the terms of the advisory agreement, our Advisor may take on other clients and be involved in related businesses. For example, Mr. Parriott, our President, is also the President of ARJ Management, and spends some time managing private investors who invest through Consolidated Mortgage. In addition, the advisory agreement does not specify a minimum time period that our Advisor and its personnel must devote to managing our investments. The ability of our Advisor to engage in these other business activities, and specifically to manage mortgages for third parties, could reduce the time and effort it spends managing our portfolio to the detriment of our investment returns.

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

In order to continue to qualify as a REIT, we must ensure that at the end of each calendar quarter at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets. The remainder of our investment in securities generally cannot include more than 10% of the outstanding voting securities of any one issuer (other than a taxable REIT subsidiary) or more than 10% of the total vote or value of the outstanding securities of any one issuer (other than a taxable REIT subsidiary). In addition, generally, no more than 5% of the value of our assets can consist of the securities of any one issuer (other than a taxable REIT subsidiary). In the case of taxable REIT subsidiaries, no more than 20% of the value of our assets can consist of securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements, we must dispose of a portion of our assets within 30 days after the end of the calendar quarter in order to avoid losing our REIT status and suffering adverse tax consequences.

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

Legislation was enacted that reduces the maximum tax rate of non-corporate taxpayers for capital gains (for taxable years ending on or after May 6, 2003 and on or before December 31, 2010) and for dividends (for taxable years beginning after December 31, 2002 and on or before December 31, 2010) to 15%. Generally, dividends paid by REITs are not eligible for the new 15% U.S. federal income tax rate, with certain exceptions. Although this legislation does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable treatment of regular corporate dividends could cause investors who are individuals to consider stocks of other corporations that pay dividends as more attractive relative to stocks of REITs. It is not possible to predict whether this change in perceived relative value will occur, or what the effect will be on the market price of our common stock.

We may incur excess inclusion income that would increase the tax liability of our stockholders.

In general, dividend income that a tax-exempt entity receives from us should not constitute unrelated business taxable income as defined in Section 512 of the Internal Revenue Code. If we realize excess inclusion income and allocate it to stockholders, this income cannot be offset by net operating losses. If the stockholder is a tax-exempt entity, then this income is generally fully taxable as unrelated business taxable income under Section 512 of the Internal Revenue Code. If the stockholder is foreign, it would be subject to U.S. federal income tax withholding on this income without reduction pursuant to any otherwise applicable income-tax treaty.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of our stockholders during the fourth quarter of the fiscal year ended December 31, 2006.

Part II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

There is no established public trading market for our common stock. As of March 21, 2007, the approximate number of record holders of our common stock was 3,246. Our Board of Directors declared monthly dividends on the last day of each month, payable to stockholders of record at the close of business on the last day of each month, prorated to the date admitted as a stockholder. The following table lists the declaration dates and per share amounts:

	2006	2005	2004
January 31	$0.100	$0.075	$-
February 28	0.100	0.075	-
March 31	0.100	0.075	-
April 30	0.100	0.100	-
May 31	0.100	0.100	-
June 30	0.100	0.100	-
July 31	0.100	0.100	-
August 31	0.100	0.100	-
September 30	0.100	0.100	0.075
October 31	0.100	0.100	0.075
November 30	0.100	0.100	0.075
December 31	0.100	0.100	0.075
Total	$1.20	$1.125	$0.30

Pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933, as amended (the “Registration Statement”), we offered for sale to the public on a “best efforts” basis a maximum of 15,000,000 shares of our common stock at a price of $15 per share (the “Second Offering”) including up to 1,500,000 additional shares pursuant to a dividend reinvestment plan under which our stockholders may elect to have dividends reinvested in additional shares at $15 per share. The Registration Statement, File Number 333-128885 was declared effective by the SEC on March 22, 2006. CMC Financial Services, Inc. is our dealer-manager for the offering.

As of December 31, 2006 we had sold approximately 1 million shares of our common stock (“Shares”) in our second offering for aggregate gross proceeds before offering costs and selling commissions of approximately $15.7 million.

In connection with the Second Offering, we incurred approximately $1.5 million of selling commissions and $78,000 of other costs related to the issuance and distribution of the Shares through December 31, 2006. The selling commissions were paid to CMC Financial Services, the dealer-manager for the Second Offering, and our affiliate. We will continue to incur similar costs in the future as additional shares are sold. As of December 31, 2006, net proceeds to us from the Second Offering were $14.1 million.

Purchases of equity securities by the issuer and affiliated purchasers

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2006 - October 31, 2006	8,334	$10	8,334	(2)
November 1, 2006 - November 30, 2006	-		-
December 1, 2006 - December 31, 2006	-		-
Total	8,334		8,334

(1) The shares we repurchased were repurchased in connection with our share repurchase plan as disclosed in our Form S-11 registration statement.  Our share repurchase plan limits the amount we repurchase in each quarter and is subject to certain conditions.

(2) We may, at our option, repurchase the common stock presented for cash to the extent we have sufficient available proceeds from our DRIP to do so.  For purposes of funding the Repurchase Plan, all proceeds from the DRIP for the applicable calendar quarter will be used by the reinvestment agent on our behalf to repurchase shares of our common stock pursuant to the terms of the Repurchase Plan.  In addition, we may, at our discretion, use up to $100,000 per calendar quarter of the proceeds of the Offering for repurchases under the Repurchase Plan.  However, at no time during any consecutive 12-month period will the number of shares repurchased by us under the Repurchase Plan exceed 5% of the number of outstanding shares of our common stock at the beginning of that 12-month period.

In June 2006 we completed the issuance of $30 million in trust preferred securities through a newly formed Delaware statutory trust, Desert Capital TRS Statutory Trust I, which is our wholly owned subsidiary.  The notes bear interest at a floating rate equal to the three-month LIBOR plus 400 basis points, which was 9.38% on December 31, 2006.

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

JP Morgan Chase Bank, N.A. acted as the placement agent. The junior subordinated notes were sold in an offering pursuant to Rule 144A under the Securities Exchange Act of 1933 to qualified purchasers as defined in the Investment Company Act of 1940.

EQUITY COMPENSATION PLAN INFORMATION

We have reserved 1,000,000 shares of common stock for issuance under our 2004 Stock Incentive Plan. The plan was approved by our stockholders in 2004 before we commenced with our initial public offering. We have issued a total of 60,000 shares of restricted stock under this plan. The following table provides summary information about securities issuable under our equity compensation plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	60,000 (1)	N/A	940,000
Equity compensation plans not approved by security holders	—	N/A	—
Total	60,000	N/A	940,000

(1)	60,000 shares of restricted stock have been issued.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data as of and for the years ended December 31, 2006, 2005 and 2004 are derived from our financial statements that have been audited by Eide Bailly LLP, registered public accounting firm, and are included as Item 8 of this annual report on Form 10-K.

The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with our financial statements and notes thereto.

	Year Ended December 31
	2006	2005	2004
Interest income	$18,271,408	$4,660,426	$458,697
Non-interest income	11,388,150	10,775,504	126,457
Total revenue	29,659,558	15,435,930	585,154

Interest expense	2,669,710	941,709	92,925
Non-interest expense	11,966,561	7,573,026	454,416
Provision for loan losses	369,236	55,825	21,904
Income tax expense	406,339	669,889	29,085
Total expense	15,411,846	9,240,449	598,330

Income allocated to minority interest	-	884,204	-

Net income (loss)	14,247,712	5,311,277	(13,176)
Net income (loss) per share-basic	1.06	1.09	(0.04)
Net income (loss) per share-diluted	1.06	1.09	(0.04)

Total assets	187,030,634	97,525,792	23,555,354
Total liabilities	48,581,982	14,701,463	6,772,366
Total stockholders' equity	138,448,652	82,824,329	16,782,988

Dividends declared per share	$1.20	$1.125	$0.30

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

Our forward-looking statements are based upon our management’s beliefs, assumptions and expectations of our future operations and economic performance, taking into account the information currently available to us. Forward-looking statements involve risks and uncertainties, some of which are not currently known to us, that might cause our actual results, performance or financial condition to be materially different from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. Some of the important factors that could cause our actual results, performance or financial condition to differ materially from expectations are:

•	Changes in interest rates;

•	Potential impacts of our leveraging policies and strategies without notice to you or stockholder approval;

•	Our Advisor's motivation to recommend riskier investments in an effort to maximize its incentive compensation under the advisory agreement; and

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

General

We are a Maryland corporation formed in December 2003 as a REIT that specializes in the origination and financing of short-term mortgage loans. We generally invest in 12- to 18- month, first and second lien mortgage loans, consisting of acquisition and development loans and construction loans to developers and builders of residential and commercial property. We derive our revenues primarily from interest payments received from mortgage investments funded with our equity capital and borrowed funds. Our principal business objective is to generate net income for distribution to our stockholders from the spread between interest income on our mortgage assets and the costs of financing the acquisition of these assets. This spread, net of operating expenses, provides both operating capital and distributable income. Our business depends on our access to external sources of financing at a cost we can absorb while still generating an attractive risk-adjusted return on the loans we acquire using the proceeds of our financings. Our business also depends on our ability to locate suitable investments to keep our capital fully deployed at favorable rates. We are externally managed and advised by Burton Management Company, our Advisor.

Substantially all of our loan origination and loan servicing is conducted through our wholly owned subsidiary, Consolidated Mortgage LLC. In addition to originating and servicing loans for us, Consolidated Mortgage also originates, brokers, and services mortgage loans to private investors. Consolidated Mortgage generates brokerage and other fees from the loans funded by its private investor-clients which provides additional cash flow to us. Due to the high amount of fees generated by Consolidated Mortgage it has been structured as a taxable REIT subsidiary (“TRS”) resulting in it being subject to federal corporate income tax on its earnings.

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

Loan brokerage fees are nonrefundable fees for brokering loans to third party investors. Loan brokerage fees are recognized once the loans associated with the fees are funded and recorded.

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

Building and Equipment
Building, equipment, furniture and fixtures are stated at cost, net of any accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the individual assets, which range from three to thirty years.

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

Impairment Policy
We have adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144). Impairment is measured on a loan-by-loan basis on the fair value of the related collateral since all loans subject to this measurement are collateral dependent. There were no impairment losses recognized for the twelve months ended December 31, 2006.

Goodwill
We have adopted Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (SFAS 142), which requires that goodwill be tested for impairment at least annually. We have determined that goodwill was not impaired as of December 31, 2006.

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

Results of Operations - Year ended December 31, 2006 compared to the year ended December 31, 2005

Revenues
Interest income is generated on our mortgage investments, loans held for sale, and on funds that we hold in trust for investors. Interest income increased $13.6 million, or 289%, to $18.3 million in 2006 from $4.7 million in 2005. This increase was primarily due to a 242% increase in the average balance of the loan portfolio from $33.9 million for the period ended December 31, 2005 to $116.1 million in 2006. The increase in the loan portfolio is a result of the proceeds of our ongoing sale of our equity securities as well as debt proceeds being used to fund in new loans. The average yield on the portfolio increased 9.8% to 13.5% in 2006 from 12.3% in 2005.

Non-interest income mainly consists of loan brokerage fees, loan servicing fees, foreclosure fees, and rental income on our office building. Non-interest income increased $0.6 million, or 5.5%, to $11.4 million in 2006 from $10.8 million for the year ended December 31, 2005. This increase was primarily due to Consolidated Mortgage being fully consolidated into the financial statements for all of 2006 as compared to only 9 months of consolidation in 2005. In 2006 we originated $367 million of loans compared to $454 million in 2005. The decline is primarily a result of a decrease in the number of loans being paid off in 2006 compared to 2005. Historically, payoff proceeds are reinvested into new loans increasing originations. Average origination fees increased 14%, to 2.4% in 2006 compared to 2.1% in 2005.

Expenses
Interest expense consists of interest we pay on our mortgage loan, credit facility, and junior subordinated notes. Interest expense increased 200%, to $2.7 million in 2006 from $0.9 million for the year ended December 31, 2005. Our average outstanding debt increased 54%, to $21.3 million in 2006 from $13.8 million in 2005. The average cost of these borrowings increased from 7.86% to 8.79% as a result of increased market rates of interest. In June of 2006 we added $30 million in junior subordinated notes to our balance sheet. The notes bear interest at three month LIBOR plus 4.00%. There was no similar debt outstanding incurring interest in 2005.

Non-interest expense increased $4.4 million or 58%, to $12 million in 2006 from $7.6 million for the year ended December 31, 2005. This increase was due to management fees increasing as a result of a larger amount of invested assets. Compensation costs increased as we continue to add employees to the company. Advertising costs also increased significantly in 2006 due to advertising and marketing being utilized compared to minimal advertising spending in 2005.

Results of Operations - Year ended December 31, 2005 compared to the year ended December 31, 2004

Revenues
   Interest income increased $4.2 million, or 840%, to $4.7 million in 2005 from $0.5 million for the year ended December 31, 2004. This increase was due to a full year’s results in 2005 as compared to a partial year’s results in 2004, and a 769% increase in the average balance of the loan portfolio from $3.9 million for the period ended December 31, 2004 to $33.9 million in 2005 due to increased loan originations as a result of the ongoing sale of our equity securities. The average yield on the assets decreased 4.7% to 12.27% in 2005 from 12.88% in 2004, as a result of an 8.8% decrease in the average amount of second deeds of trust outstanding in 2005 as compared to 2004.

Non-interest income increased $10.7 million, or 10700%, to $10.8 million in 2005 from $0.1 million for the year ended December 31, 2004. This increase was primarily due to the purchase of Consolidated Mortgage and the consolidation of the financial statements in 2005. Consolidated Mortgage generates its revenues from loan origination and servicing fees from borrowers. In 2005 Consolidated Mortgage originated loans of $454 million and average origination fees amounted to 2.1% of principal funded. Management believes that it will continue to generate similar returns in the future.

Expenses
Interest expense increased $0.8 million, or 800%, to $0.9 million in 2005 from $0.1 million for the year ended December 31, 2004. This increase was due to a full year’s results in 2005 as compared to a partial year’s results in 2004, a 763% increase in the average debt financing on or loan portfolio from $1.6 million for the period ended December 31, 2004 to $13.8 million in 2005 due to increased loan originations, as well as a 39.6% increase in the average cost of these borrowings increased from 5.63% to 7.86% as a result of increased market rates of interest and principal amounts of borrowings.

Non-interest expenses increased $7.1 million, or 1420%, to $7.6 million in 2005 from $0.5 million for the year ended December 31, 2004. This increase was primarily due to the purchase of Consolidated Mortgage and the consolidation of the financial statements in 2005. Management believes that it will continue to incur similar costs in the future.

Income allocated to minority interest was $0.9 million for the year ended December 31, 2005. This amount represents the portion of our 2005 net income allocated to the previous owner of Consolidated Mortgage. In October 2005 we obtained 100% of Consolidated Mortgage and therefore no net income will be allocated to a minority interest in the future resulting from this transaction.

Taxable Income

REIT taxable net income is calculated according to the requirements of the Internal Revenue Code, rather than GAAP. The following table reconciles GAAP net income to REIT taxable net income for the twelve months ended December 31:

	2006	2005	2004
GAAP net income (loss)	$14,247,712	$5,311,277	($13,176)
Adjustments to GAAP net income (loss):
Provision for loan loss	369,236	55,825	21,904
Net adjustment for TRS income	(409,600)	(1,249,653)	(56,458)

REIT taxable net income (loss)	$14,207,348	$4,117,449	($47,730)

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

Funds from Operations for the twelve months ended December 31:

	2006	2005	2004
GAAP net income (loss)	$14,247,712	$5,311,277	(13,176)
Add:
Depreciation	309,476	137,388	-

Funds From Operations	$14,557,188	$5,448,665	(13,176)

Liquidity and Capital Resources

Our primary sources of funds for liquidity consist of funds raised from our current public equity offering which commenced in March 2006 and is still ongoing, borrowings under our credit arrangements, net cash provided by operating activities, and repayments of outstanding loans.

In March 2006 we commenced the second public offering of our common stock. Through December 31, 2006, we received gross proceeds of $15.7 million from this second offering. These proceeds were used to invest in mortgage loans and pay the offering expenses.

   We have a $7.5 million secured revolving credit facility with a term of one year that expires in August 2007.  The facility is drawn upon for short term funding requirements. Amounts drawn under this facility bear interest at a rate equal to prime plus 75 basis points and must be repaid within 90 days.  Amounts drawn under this facility generally are secured by the corresponding loan that is being funded. The interest rate on this facility at December 31, 2006 was 9.00%. At December 31, 2006 we had $7.43 million outstanding and $70,000 available under this facility. The principal amount of loans pledged as collateral for this facility on December 31, 2006 was $7.43 million. We were in compliance with all debt covenants related to this credit facility as of December 31, 2006.

 Net cash provided by operating activities for the twelve months ended December 31, 2006, was approximately $9.3 million, which was primarily generated from interest on our mortgage notes receivable and fees generated from originating and servicing loans. We expect cash flows from operating activities to increase as we continue to invest proceeds from the Offering into mortgage loans and generate additional origination fees.

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

Contractual Obligations

The following table sets forth information about certain of our contractual obligations as of December 31, 2006:

	Payments due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations
Junior subordinated notes	$30,928,000	-	-	-	$30,928,000
Mortgage	$6,491,913	$51,974	$200,273	$256,296	$5,983,370

Credit Facility
We have a $7.5 million secured revolving credit facility with a term of one year that expires in August 2007.  The facility is drawn upon for short term funding requirements. Amounts drawn under this facility bear interest at a rate equal to prime plus 75 basis points and must be repaid within 90 days.  Amounts drawn under this facility generally are secured by the corresponding loan that is being funded. The interest rate on this facility at December 31, 2006 was 9.00%. At December 31, 2006 we had $7.43 million outstanding and $70,000 available under this facility. The principal amount of loans pledged as collateral for this facility on December 31, 2006 was $7.43 million. We were in compliance with all debt covenants related to this credit facility as of December 31, 2006.

Mortgage Loan Payable
We have one mortgage loan with an outstanding principal balance of $6.5 million and a variable rate of interest equal to prime that is being fully amortized and matures in 2026. The prime interest rate on December 31, 2006 was 8.25%. The mortgage was used to finance the acquisition and construction of our office building in Henderson, NV. Our office building, which had a carrying amount on December 31, 2006 of $7.7 million, serves as collateral for this mortgage. We were in compliance with all debt covenants related to this mortgage as of December 31, 2006. The maturities for the next five years on this mortgage loan are as follows:

   Junior Subordinated Notes
In June, 2006 we completed the issuance of $30 million in unsecured trust preferred securities through a newly formed Delaware statutory trust, Desert Capital TRS Statutory Trust I, which is our wholly owned subsidiary.  The securities bear interest at a floating rate based on the three-month LIBOR plus 400 basis points, which was 9.38% on December 31, 2006.

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

Our interest in Desert Capital TRS Statutory Trust I is accounted for using the equity method and the assets and liabilities of Desert Capital TRS Statutory Trust I are not consolidated into our financial statements.  Interest on the junior subordinated notes is included in interest expense on our consolidated income statements while the junior subordinated notes are presented as a separate item in our consolidated balance sheet. We were in compliance with all debt covenants related to the junior subordinated notes as of December 31, 2006.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

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

The primary interest rate exposure to which we are subject relates to our mortgage loan portfolio. Any change in the general level of interest rates in the market can affect our net interest income and net income in either a positive or negative manner. Net interest income is the difference between the income earned from interest bearing assets less the expense incurred relating to interest bearing liabilities. Fluctuations in the interest rate environment can also affect our ability to acquire new loans, the value of our loans for sale portfolio and our ability to sell the loans held for sale and the related income associated with a sale. Our entire mortgage loan portfolio is comprised of fixed rate investments while all of the debt that we have is variable rate debt.

Based on the loans and liabilities as of December 31, 2006, and assuming the balances of these loans and liabilities remain unchanged for the subsequent twelve months, a 1% increase in interest rates would decrease our annual net income and cash flows by approximately $0.5 million. This is due to our fixed rate investments and variable rate debt. Based on the loans and liabilities as of December 31, 2006, and assuming the balances of these loans and liabilities remain unchanged for the subsequent twelve months, a 1% decrease in interest rates would increase our annual net income and cash flows by approximately $0.5 million. This again is due to our fixed rate investments and variable rate debt.

In the event of a significant rising interest rate environment and/or economic downturn, defaults could increase and result in credit losses to us, which could adversely affect our liquidity and operating results. Further, such delinquencies or defaults could have an adverse effect on the spreads between interest-earning assets and interest-bearing liabilities.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Audit Committee
Desert Capital REIT, Inc.
Henderson, Nevada

We have audited the accompanying consolidated balance sheets of Desert Capital REIT, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Desert Capital REIT, Inc. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

Bismarck, North Dakota
March 30, 2007

DESERT CAPITAL REIT, INC.
Consolidated Balance Sheets
	December 31,	December 31,
	2006	2005
ASSETS
Mortgage investments - net	$149,588,926	$67,649,251
Loans held-for-sale	7,430,000	1,461,147
Goodwill	13,388,555	13,388,555
Building and equipment - net	8,549,506	8,029,250
Land	1,820,000	1,820,000
Cash	2,434,948	4,459,289
Interest receivable	1,661,370	572,944
Deferred financing costs	1,009,301	-
Investment in equity affiliates	928,000	-
Other	220,028	145,356

Total assets	$187,030,634	$97,525,792

LIABILITIES AND STOCKHOLDERS' EQUITY
Notes payable	$13,971,112	$12,112,386
Junior subordinated notes	30,928,000	-
Dividends payable	1,498,633	880,633
Accounts payable and accrued expenses	2,184,237	1,708,443

Total liabilities	48,581,982	14,701,463

Preferred stock, $0.01 par value: 15,000,000 shares
authorized, none outstanding	-	-
Common stock, $0.01 par value: 100,000,000 shares authorized; 15,061,896 and 9,388,994
shares issued and outstanding on December 31, 2006, and December 31, 2005, respectfully	150,619	93,890
Additional paid-in capital	140,441,542	83,005,684
Accumulated deficit	(2,143,509)	(275,245)

Total stockholders' equity	138,448,652	82,824,329

Total liabilities and stockholders' equity	$187,030,634	$97,525,792

See accompanying notes to financial statements.

DESERTCAPITAL REIT, INC.
Consolidated Statements of Operations
	Twelve Months Ended December 31,
	2006	2005	2004
INTEREST INCOME:
Mortgage notes receivable	$17,496,023	$4,482,562	$458,458
Other interest	775,385	177,864	239

Total interest income	18,271,408	4,660,426	458,697

INTEREST EXPENSE:
Interest expense	2,669,710	941,709	92,925

Total interest expense	2,669,710	941,709	92,925

Net interest income	15,601,698	3,718,717	365,772
Provision for loan losses	369,236	55,825	21,904

Net interest income after provision for loan loss	15,232,462	3,662,892	343,868

NON-INTEREST INCOME:
Loan brokerage fees	8,623,357	8,096,602	-
Service and other loan fees	1,643,494	1,644,822	-
Income from investment in subsidiary	-	748,519	126,047
Other	1,121,299	285,561	410

Total non-interest income	11,388,150	10,775,504	126,457

NON-INTEREST EXPENSE:
Compensation	2,271,215	1,703,837	140,722
Management fees	5,240,417	2,829,059	35,516
Professional fees	1,786,907	1,510,816	85,571
Insurance	419,314	386,290	127,500
Depreciation	434,668	143,668	-
Advertising	722,083	31,620	-
Other	1,091,957	967,736	65,107

Total non-interest expense	11,966,561	7,573,026	454,416

Net income before taxes	14,654,051	6,865,370	15,909

Income tax expense	406,339	669,889	29,085

Income before minority interest	14,247,712	6,195,481	(13,176)
Income allocated to minority interest	-	884,204	-

Net income	$14,247,712	$5,311,277	$(13,176)

Earnings per share - basic	1.06	1.09	(0.04)

Earnings per share - diluted	1.06	1.09	(0.04)

Weighted average outstanding shares - basic	13,413,055	4,859,363	366,090

Weighted average outstanding shares - diluted	13,445,110	4,877,055	373,013

See accompanying notes to financial statements.

DESERT CAPITAL REIT, INC.
Consolidated Statements of Cash Flows
	Twelve Months Ended December 31,
	2006	2005	2004
OPERATING ACTIVITIES
Net income (loss)	$14,247,712	$5,311,277	$(13,176)
Adjustments to reconcile net income (loss) to net cash
Depreciation and amortization	453,086	143,668	-
Minority interest	-	884,204	(126,047)
Income from interest in subsidiary	-	(748,519)	-
Stock based compensation	166,667	94,445	22,222
Provision for loan loss	369,236	55,825	21,904
Mortgage loans originated for sale	(51,502,900)	(32,271,147)	-
Mortgage loan sales	45,534,047	30,810,000	-
Net change in
Interest receivable	(1,088,426)	(441,644)	(131,300)
Other assets	(74,673)	5,226	(150,582)
Deferred origination fees	732,399	-	-
Accounts payable	524,352	733,773	261,278

Net cash provided by operating activities	9,361,500	4,577,108	(115,701)

INVESTING ACTIVITIES
Investment in subsidiary	-	(8,437,651)	-
Investment in equity affiliate	(928,000)	-	-
Cash distribution received from subsidiary	-	594,452	-
Mortgage loans originated, net	(83,041,310)	(49,095,743)	(17,239,019)
Increase in land	-	(1,820,000)	-
Acquisition of building and equipment	(954,924)	(7,926,803)	(180,000)

Net cash used by investing activities	(84,924,234)	(66,685,745)	(17,419,019)

FINANCING ACTIVITIES
Proceeds (repayments) on credit facilities on mortgage loans held for sale, net	6,945,300	(899,667)	-
Proceeds (repayments) on credit facilities on mortgage investments, net	(5,000,000)	-	5,922,139
Proceeds (repayments) on junior subordinated notes, net	30,928,000	-	-
Proceeds from mortgage loan	-	6,640,000	-
Principal repayments of mortgage loan	(86,574)	(12,314)	-
Issuance of common stock	60,361,264	69,522,070	16,188,859
Deferred financing costs	(1,027,719)	-	-
Dividends on common stock	(10,880,736)	(3,068,025)	(162,639)
Dividends to minority interest	-	(508,835)	-
Offering costs paid	(5,582,107)	(7,480,612)	(2,220,531)
Shares redeemed and retired	(2,119,035)	-	-

Net cash provided by financing activities	73,538,393	64,192,617	19,727,828

Net increase in cash	(2,024,341)	2,083,980	2,193,108
Cash at beginning of period	4,459,289	2,375,309	182,202
Cash at end of period	$2,434,948	$4,459,289	$2,375,310

Cash paid for interest	$2,696,007	$1,035,544	$44,822
Cash paid for taxes	870,000	30,806	-
Capitalized interest	-	98,980	-

Supplemental schedule of non-cash investing and financing

Common stock issued in exchange for interest in subsidiary	-	1,125,000	3,375,000
Common stock issued as repayment of indebtedness	-	1,322,139	-
Common stock issued for dividend reinvestment program	4,617,239	1,744,958	-
Common stock dividends declared but not paid	1,498,633	880,633	126,270
Offering costs incurred but not paid	$42,373	$90,932	$58,700

See accompanying notes to financial statements.

DESERT CAPITAL REIT, INC.
Consolidated Statements of Changes in Stockholders' Equity

	Common Stock Shares	Common Stock Par Value	Additional Paid - in Capital	Accumulated Deficit	Total
Balance at December 31, 2003	20,000	200	199,800	(6,000)	194,000

Issuance of common stock	1,956,386	19,564	19,544,295	-	19,563,859

Stock based compensation	20,000	200	22,022	-	22,222

Dividends on common stock	-	-	(288,909)	-	(288,909)

Offering costs	-	-	(2,695,008)	-	(2,695,008)

Net income (loss)	-	-	-	(13,176)	(13,176)

Balance at December 31, 2004	1,996,386	19,964	16,782,200	(19,176)	16,782,988

Issuance of common stock	7,372,608	73,726	73,641,882	-	73,715,608

Stock based compensation	20,000	200	94,445	-	94,645

Dividends on common stock	-	-	-	(5,567,347)	(5,567,347)

Offering costs	-	-	(7,512,843)	-	(7,512,843)

Net income (loss)	-	-	-	5,311,278	5,311,278

Balance at December 31, 2005	9,388,994	$93,890	$83,005,684	$(275,245)	$82,824,329

Issuance of common stock	5,864,764	58,648	64,919,655	-	64,978,303

Stock based compensation	20,000	200	166,667	-	166,867

Stock redeemed & retired	(211,862)	(2,119)	(2,116,916)		(2,119,035)

Dividends on common stock	-	-	-	(16,115,976)	(16,115,976)

Offering costs	-	-	(5,533,548)	-	(5,533,548)

Net income (loss)	-	-	-	14,247,712	14,247,712

Balance at December 31, 2006	15,061,896	150,619	140,441,542	(2,143,509)	138,448,652

See accompanying notes to financial statements.

Desert Capital REIT, INC.
Notes to Consolidated Financial Statements
December 31, 2006

Note 1 - Organization

References herein to “we,” “us” or “our” refer to Desert Capital REIT, Inc. and its subsidiaries unless the context specifically requires otherwise.

We are a Maryland corporation formed in December 2003 as a real estate investment trust ("REIT") that specializes in the origination and financing of short-term mortgage loans. We generally invest in 12- to 18- month, first and second lien mortgage loans, consisting of acquisition and development loans and construction loans to developers and builders of residential and commercial property. We derive our revenues primarily from interest payments received from mortgage investments funded with our equity capital and borrowed funds. Our principal business objective is to generate net income for distribution to our stockholders from the spread between interest income on our mortgage assets and the costs of financing the acquisition of these assets. This spread, net of operating expenses, provides both operating capital and distributable income. Our business depends on our access to external sources of financing at a cost we can absorb while still generating an attractive risk-adjusted return on the loans we acquire using the proceeds of our financings. Our business also depends on our ability to locate suitable investments to keep our capital fully deployed at favorable rates. We are externally managed and advised by Burton Management Company.

Substantially all of the loan origination and loan servicing is conducted through our wholly owned subsidiary, Consolidated Mortgage LLC. We completed the acquisition of Consolidated Mortgage in October 2005 for $13.5 million consisting of 450,000 shares of our common stock and $9 million in cash. The following amounts were assigned to each major asset and liability caption of Consolidated Mortgage on the date that we completed the purchase:

October 5, 2005
Assets
Cash	$680,103
Receivables	22,189
Mortgage investments	994,492
Equipment	314,442
Goodwill	13,388,555
Total assets	$15,399,781

Liabilities
Accounts payable and accrued expenses	$905,289
Notes payable	994,492
Total liabilities	$1,899,781

Total purchase price	$13,500,000

In addition to originating and servicing loans for us, Consolidated Mortgage also originates, brokers, and services mortgage loans to private investors. Consolidated Mortgage generates brokerage and other fees from the loans funded by its private investor-clients which provides additional cash flow to us. Due to the high amount and type of fees generated by Consolidated Mortgage it has been structured as a taxable REIT subsidiary (“TRS”) resulting in its income being subject to federal income taxes at C corporation rates.

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation
The accompanying consolidated financial statements include, on a consolidated basis, our accounts, the accounts of our wholly-owned subsidiaries and our interests in variable interest entities in which we are the primary beneficiary. All significant intercompany balances and transactions have been eliminated in consolidation. Our interest in Desert Capital TRS Statutory Trust I (see Note 12) is accounted for using the equity method and the assets and liabilities are not consolidated into our financial statements due to our determination that Desert Capital TRS Statutory Trust I is a variable interest entity in which we are not the primary beneficiary under Financial Accounting Standards Board Interpretation No. 46R (“FIN46”).

Reclassifications
Certain reclassifications have been made in the presentation of the 2005 and 2004 consolidated financial statements to conform to the 2006 presentation.

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

Cash and Cash Equivalents
We consider all highly liquid investments with original maturities of three months or less to be cash equivalents. We place our cash and cash equivalents in high quality financial institutions. The consolidated account balances at each institution periodically exceeds FDIC insurance coverage.

Restricted cash of $113,480 is on deposit with our bank and will be used for tenant improvements on the remaining vacant space in our office building in Henderson, NV.

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

Loan brokerage fees are nonrefundable fees for brokering loans to third party investors. Loan brokerage fees are recognized once the loans associated with the fees are funded and recorded.

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

Advertising
We expense advertising and related costs as incurred.

Building and Equipment
Building, equipment, furniture and fixtures are stated at cost, net of any accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the individual assets, which range from three to thirty years.

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

Impairment Policy
We have adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144). Impairment is measured on a loan-by-loan basis on the fair value of the related collateral since all loans subject to this measurement are collateral dependent. There were no impairment losses recognized for the twelve months ended December 31, 2006.

Goodwill
We have adopted Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (SFAS 142), which requires that goodwill be tested for impairment at least annually. The Company has determined that goodwill was not impaired as of December 31, 2006.

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

Recent Accounting Developments
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments, and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the effect, if any; the adoption of SFAS 159 may have on our Consolidated Financial Statements.

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

Note 3 - Mortgage Investments
Mortgage investments represent first and second lien positions on acquisition and development and construction loans.

	December 31,
	2006	2005
Acquisition and development loans	$128,214,695	$44,522,500
Construction loans	22,553,595	23,204,480
Unamortized deferred fees and costs	(732,399)	-
Allowance for loan losses	(446,965)	(77,729)

Mortgage investments - net	$149,588,926	$67,649,251

As of December 31, 2006 and December 31, 2005, approximately 22% and 19%, respectively, of the principal balance of the outstanding mortgage notes were secured by second liens. As of December 31, 2006, the portfolio had a weighted average interest rate of 13.5%.

On December 31, 2006 and 2005 we had a principal balance $4.6 million and $0.4 million, respectively of mortgage investments in default and placed on nonaccural status. We have started the foreclosure process on these loans and intend to sell the property to recover our investment. We believe that all principal will be recovered and therefore no losses have been recognized during the period. We had no loans greater than 90 days past due and still accruing interest on December 31, 2006 or December 31, 2005.

Our mortgage portfolio is primarily concentrated in the Southwestern United States. Eighty-seven percent of the principal balance of our portfolio was invested throughout Nevada, California, Arizona, and Utah. Our borrowers’ ability to repay our notes is dependent upon the real estate and general economic conditions in this area.

Note 4 - Stock Based Compensation
The Board of Directors has adopted the 2004 Stock Incentive Plan of Desert Capital REIT, Inc. (the “Plan”). Our directors, officers or any affiliate, and individual consultants or advisors are eligible for stock based compensation under the Plan. We have authorized 1,000,000 shares of common stock under the Plan. As of December 31, 2006 we have granted awards for 60,000 restricted shares under the Plan. The fair value of the shares on the grant dates were $10 and $15 per share, and the shares vest in three equal annual installments, commencing on the first anniversary of issuance. Restricted stock expense for the twelve months ended December 31, 2006, 2005, and 2004 was $166,667 and 94,445, $22,222 respectively.

Note 5 - Share Repurchase Plan
We have adopted a share repurchase plan where we may, at our option, repurchase the common stock presented for cash to the extent we have sufficient available proceeds from our DRIP to do so. For purposes of funding the Repurchase Plan, all proceeds from the DRIP for the applicable calendar quarter will be used by the reinvestment agent on our behalf to repurchase shares of our common stock pursuant to the terms of the Repurchase Plan. In addition, we may, at our discretion, use up to $100,000 per calendar quarter of the proceeds of the Offering for repurchases under the Repurchase Plan. However, at no time during any consecutive 12-month period would the number of shares repurchased by us under the Repurchase Plan exceed 5% of the number of outstanding shares of our common stock at the beginning of that 12-month period.

Note 6 - Building and Equipment
We own an office building in Henderson, NV, which serves as our corporate headquarters. Any space that is not utilized by us is leased to other companies. The total square footage of the building is approximately 40,000 square feet, and as of December 31, 2006, the building was approximately 89% leased.  The accumulated depreciation as of December 31, 2006 and 2005 on this building was $236,378 and 108,306, respectively.

Building and equipment as of December 31, 2006 and December 31, 2005 are as follows:

	December 31,	December 31,
	2006	2005
Building	$7,665,859	$7,294,147
Equipment	126,314	126,314
Furniture and fixtures	445,639	411,346
Software	1,024,517	475,598
	9,262,329	8,307,405

Less accumulated depreciation	(712,823)	(278,155)
	$8,549,506	$8,029,250

Note 7 - Leases
The company owns and operates an approximately 40,000 square foot office building in Henderson, NV. The Company currently leases approximately 12,000 square feet of office space to related parties and approximately 15,000 square feet to unrelated third parties under noncancelable leases with an average term of five years. The future minimum payments for each of the next five years are as follows:

Years ending
December 31,

2007	$674,289
2008	674,289
2009	609,955
2010	217,279
2011	-

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

Our taxable REIT subsidiaries are subject to federal, state, and local taxes. For the years ended December 31, 2006, 2005, and 2004 we recorded $406,339, $669,889, and $29,085 respectively, of income tax expense for income attributable to our taxable REIT subsidiary. For the year ended December 31, 2006 our provision for income tax was comprised of a current provision of $300,185 and a deferred provision of $106,154, using an effective tax rate of 34%. We have recorded a net deferred tax liability of $106,154. For the year ended December 31, 2005 and 2004 our provision for income taxes was comprised entirely of current provision.

The components of the provision (benefit) for deferred taxes were as follows:

	Years ended December 31,
	2006	2005
Depreciation and amortization	272,165	-
Deferred management fees	83,005	-
Deferred origination fees	(249,016)	-
Total deferred provision	106,154	-

The significant components of deferred tax assets and liabilities were as follows:

	Years ended December 31,
	2006	2005
Depreciation and amortization	272,165	-
Deferred management fees	83,005	-
Deferred origination fees	(249,016)	-
Net deferred tax liability	106,154	-

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

The following is a reconciliation of the denominator of the basic and diluted earnings per share computations for the twelve months ended December 31, 2006, 2005 and 2004.

	For the Twelve Months Ended December 31, 2006		For the Twelve Months Ended December 31, 2005		For the Twelve Months Ended December 31, 2004
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income	$14,247,712	$14,247,712	$5,311,277	$5,311,277	$(13,176)	$(13,176)

Weighted average number of common shares outstanding	13,413,055	13,413,055	4,859,363	4,859,363	366,090	366,090
Dilutive effect of unvested restricted shares	-	32,055	-	17,692	-	6,920

Total weighted average common shares outstanding	13,413,055	13,445,110	4,859,363	4,877,055	366,090	373,010

Earnings per common share	1.06	1.06	1.09	1.09	(0.04)	(0.04)

Note 10 - Dividends
The Board of Directors declares dividends payable monthly to stockholders of record at the close of business on the last day of each month, prorated to the date admitted as a stockholder. The following table lists the declaration dates and per share amounts for 2006 and 2005:

	2006	2005
January 31	$0.10	$0.075
February 28	0.10	0.075
March 31	0.10	0.075
April 30	0.10	0.10
May 31	0.10	0.10
June 30	0.10	0.10
July 31	0.10	0.10
August 31	0.10	0.10
September 30	0.10	0.10
October 31	0.10	0.10
November 30	0.10	0.10
December 31	0.10	0.10
Total	$1.20	$1.125

Note 11 - Retirement Plan
We offer a SIMPLE IRA plan to our employees. We match employee contributions dollar for dollar up to 3% of the employees’ compensation for the year. The amount matched by us is expensed in the same period that the corresponding employee contributions are made. We expensed $46,211, $37,410, and $0 for the twelve months ended December 31, 2006, 2005, and 2004 respectively.

Note 12 - Debt

Credit Facility
We have a $7.5 million secured revolving credit facility with a term of one year that expires in August 2007.  The facility is drawn upon for short term funding requirements. Amounts drawn under this facility bear interest at a rate equal to prime plus 75 basis points and must be repaid within 90 days.  Amounts drawn under this facility generally are secured by the corresponding loan that is being funded. The interest rate on this facility at December 31, 2006 was 9.00%. At December 31, 2006 we had $7.43 million outstanding and $70 thousand available under this facility. The principal amount of loans pledged as collateral for this facility on December 31, 2006 was $7.43 million. We were in compliance with all debt covenants related to this credit facility as of December 31, 2006.

Mortgage Loan Payable
We have one mortgage loan with an outstanding principal balance of $6.5 million and a variable rate of interest equal to prime that is being fully amortized and matures in 2026. The prime interest rate on December 31, 2006 was 8.25%. The mortgage was used to finance the acquisition and construction of our office building in Henderson, NV. Our office building, which had a carrying amount on December 31, 2006 of $7.7 million, serves as collateral for this mortgage. We were in compliance with all debt covenants related to this mortgage as of December 31, 2006. The maturities for the next five years on this mortgage loan are as follows:

Years ending
December 31,

2007	$56,896
2008	$61,772
2009	$67,065
2010	$72,812
2011	$79,052
Total	$337,597

Junior Subordinated Notes
In June, 2006 we completed the issuance of $30 million in unsecured trust preferred securities through a newly formed Delaware statutory trust, Desert Capital TRS Statutory Trust I, which is our wholly owned subsidiary.  The securities bear interest at a floating rate based on the three-month LIBOR plus 400 basis points, which was 9.38% on December 31, 2006.

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

Our interest in Desert Capital TRS Statutory Trust I is accounted for using the equity method and the assets and liabilities of Desert Capital TRS Statutory Trust I are not consolidated into our financial statements.  Interest on the junior subordinated notes is included in interest expense on our consolidated income statements while the junior subordinated notes are presented as a separate item in our consolidated balance sheet. We were in compliance with all debt covenants related to the junior subordinated notes as of December 31, 2006.

Note 13 - Fair Value of Financial Instruments
SFAS No. 107 requires disclosure of the estimated fair value of an entity’s assets and liabilities considered to be financial instruments. The following table summarizes the carrying values and the estimated fair values of financial instruments as of December 31, 2006 and 2005. Fair value estimates are dependent upon subjective assumptions and involve significant uncertainties resulting in variability in estimates with changes in assumptions.

	December 31, 2006		December 31, 2005
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash	$2,434,948	$2,434,948	$4,459,289	$4,459,289
Interest receivable	1,661,370	1,661,370	572,944	572,944
Investment in equity affiliates	928,000	928,000	-	-
Mortgage investments-net	149,588,926	149,588,926	67,649,251	67,649,251
Loans held-for-sale	7,430,000	7,430,000	1,461,147	1,461,147

Financial liabilities:
Interest payable	535,732	535,732	70,659	70,659
Notes payable	13,971,112	13,971,112	12,112,386	12,112,386
Junior subordinated notes	$30,928,000	$30,928,000	$-	$-

We used the following methods and assumptions in estimating the fair value of each class of financial instrument:

Cash: Fair values approximate the carrying values reported on the balance sheet.

Interest receivable: Fair values approximate the carrying values reported on the balance sheet.

Investment in equity affiliate: Fair values approximate the carrying values reported on the balance sheet.

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

Interest payable: Fair values approximate the carrying values reported on the balance sheet.

Notes payable: Fair values approximate the carrying values reported on the balance sheet.

Junior subordinated notes: Fair values approximate the carrying values reported on the balance sheet.

Note 14 - Commitments and Related Parties
We have contracted with Burton to serve as advisor for the Company. Burton oversees the day-to-day operations including asset, liability and capital management. In lieu of paying salaries to its officers, we compensate Burton pursuant to an advisory agreement that entitles Burton to a base management fee, incentive compensation and reimbursement of expenses. The officers and owners of Burton are also the executive officers of us. The annual base management compensation is 1% of the first $200,000,000 of average invested assets plus 0.8% of the average invested assets in excess of $200,000,000, to be paid quarterly. The base management fee for the twelve months ended December 31, 2006, 2005, and 2004 were $1,176,920, $332,055, and $35,516, respectively, and $122,000, $52,024, and $35,516 remained payable on December 31, 2006, 2005, and 2004 respectively. The incentive compensation is a tiered percentage of the amount of our net income (taxable income) excluding capital losses, before deducting incentive compensation less a threshold return, which is the net income that would produce an annualized return on our average invested assets equal to the 10-year U.S. Treasury rate plus 1.0%. The tiered percentage is the weighted average of 20% of the first $200,000,000 of average invested assets and 10% of the excess over $200,000,000 of average invested assets. The incentive compensation is calculated quarterly and any positive quarterly incentive amount shall be paid by us, along with the base management compensation, within 15 days of receipt of the computations. Incentive compensation for the twelve months ended December 31, 2006, 2005, and 2004 were $1,428,124, $427,493, and $0 respectively, and $173,256, $189,834, and $0 remained payable on December 31, 2006, 2005, and 2004 respectively.

Consolidated Mortgage has a management agreement in place with ARJ Management (“ARJ”), a company of which Todd Parriott is president, director and controlling shareholder, pursuant to which ARJ is paid a management fee equal to 33% of Consolidated Mortgage's pre-tax net income. The fee is calculated and paid monthly. The management fee, calculated before consolidation, for the twelve months ended December 31, 2006 was $2,879,505 and $293,023 remained payable on December 31, 2006. Upon consolidation of the financial statements $244,133 was eliminated leaving an expense reported in the financial statements of $2,635,372 for the twelve months ended December 31, 2006 and $48,890 payable on December 31, 2006. The management fee for the twelve months ended December 31, 2005 was $2,069,511 and $243,425 remained payable on December 31, 2005.

The dealer-manager of our offering of common stock, CMC Financial Services, Inc. (“CMCFS”) directs and oversees the sale of our equity securities. CMCFS receives a marketing support fee and sales commissions based on the number of shares of common stock sold. CMCFS contracts with third party broker-dealers to have a larger sales distribution of equity securities, and compensates them out of the sales commissions and marketing support fees received from us. The dealer-manager is an affiliate of both Burton and us, because the owners of CMCFS are also our executive officers. CMCFS earned gross sales commissions and marketing support fees for the twelve months ended December 31, 2006, 2005 and 2004 of $5,447,914, $6,243,612 and $1,468,376, respectively, and $31,561, $77,542 and $43,551 remained payable on December 31, 2006, 2005 and 2004, respectively. CMCFS paid a substantial portion of these fees to third party broker-dealers.

CMCFS also has an agreement in place with Consolidated Mortgage to provide investors for loans brokered and serviced by Consolidated Mortgage for a fee equal to 25 basis points of every dollar raised. The fee is calculated and paid monthly. The fee pursuant to this agreement, calculated before consolidation, was $917,005. Upon consolidation of the financial statements $253,358 was eliminated leaving an expense reported in the financial statements of $663,647 for the twelve months ended December 31, 2006 and zero remained payable on December 31, 2006. The fee for the twelve months ended December 31, 2005 was $819,463 and zero remained payable on December 31, 2005.

On December 31, 2006 and 2005 we had outstanding loans of approximately $15.2 million, and $13.1 million, respectively to CM Land, LLC, a related party. Our executive officers also own and manage CM Land, LLC. The loans have an average interest rate of 13.5% and mature between May, 2007 and October, 2007. CM Land, LLC, used these funds, in addition to funds provided by unaffiliated third party lenders, to acquire approximately $80 million of unimproved real estate from an unaffiliated third party. The Company’s loan is evidenced by a mortgage note and is secured by a deed of trust on the land acquired with our funds. We paid no fees to CM Land in connection with the transaction. The Board of Directors has appointed an independent committee to review and approve amounts that we loan to CM Land, LLC. We have earned interest of $1,814,778, $446,619, and $0 for the twelve months ended December 31, 2006, 2005 and 2004, respectively for these loans.

We lease office space to Burton, CMCFS, and Residential Capital Mortgage under noncancelable operating leases which expire in July 2010. The total rents received from related parties for the twelve months ended December 31, 2006 and 2005 was $320,457 and $138,309, respectively.

Note 15 - Quarterly Financial Data
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Year Ended December 31, 2006
Interest income	$3,010,291	$4,179,844	$5,374,855	$5,706,418
Interest expense	297,894	387,794	963,772	1,018,961
Net interest income	2,712,397	3,792,050	4,411,083	4,687,457
Other revenue (expense)	224,385	(248,766)	(776,071)	(554,823)
Net income	$2,936,782	$3,543,284	$3,635,012	$4,132,634

Net income per common share
Basic and diluted	$0.27	$0.25	$0.26	$0.28

Year Ended December 31, 2005
Interest income	$593,470	903,673	1,261,554	1,901,730
Interest expense	99,164	262,417	289,428	290,699
Net interest income	494,306	641,256	972,126	1,611,031
Other revenue (expense)	203,670	282,554	339,499	766,838
Net income	$697,976	923,810	1,311,625	2,377,869

Net income per common share
Basic and diluted	$0.27	$0.27	$0.25	$0.31

Desert Capital REIT
Schedule II - Allowance for Loan Losses
December 31, 2006

Year	Balance at Beginning of period	Charged to Costs and Expenses	Deductions	Balance at end of period
2004	-	21,904	-	21,904
2005	21,904	55,825	-	77,729
2006	77,729	369,236	-	446,965

Desert Capital REIT
Schedule IV - Mortgage Investments
December 31, 2006

Type	Location	Maturity Date	Periodic Payment Terms	Interest Rate	Prior Liens	Face Amount	Carrying Amount	Principal Amount Subject to Delinquent Principal or Interest
Acquisition and Development
Mixed Use	Las Vegas, NV	12/2006 - 10/2007	Interest Only	12.5% - 13%		11,406,300	11,338,215	3,276,000
Mixed Use	Henderson, NV	12/2006	Interest Only	12.50%		84,200	84,200
Mixed Use	Various	3/2007	Interest Only	12.50%		2,837,700	2,837,700
Single Family	Las Vegas, NV	12/2006 - 12/2007	Interest Only	10.5% - 13%		17,574,158	17,420,291
Single Family	Henderson, NV	1/2007 - 3/2007	Interest Only	10.25% - 12.5%		978,800	978,800
Single Family	Various	1/2007 - 8/2007	Interest Only	12.25% - 14%		52,563,710	52,245,091
Multifamily	Las Vegas, NV	3/2007	Interest Only	13.00%		720,000	716,932
Office	Las Vegas, NV	4/2007	Interest Only	12.25% - 12.50%		2,363,400	2,363,400
Office	Henderson, NV	2/2007- 6/2007	Interest Only	12.25% - 12.50%		4,337,200	4,319,475
Retail	Henderson, NV	3/2007	Interest Only	12.50%		59,600	59,600
						92,925,068	92,363,704	3,276,000

Mixed Use	Las Vegas, NV	1/2007 - 11/2007	Interest Only	13.25% - 18.5%	15,509,800	17,597,700	17,573,987	1,225,000
Mixed Use	Henderson, NV	12/2006	Interest Only	16.25%	1,681,000	39,600	39,600
Single Family	Las Vegas, NV	3/2007 - 10/2007	Interest Only	16.25% - 18.25%	7,189,000	2,401,787	2,365,720
Single Family	Henderson, NV	3/2007	Interest Only	16.25%	4,830,000	2,275,000	2,275,000
Single Family	Various	3/2007 - 7/2007	Interest Only	16% - 16.5%	20,593,000	5,333,540	5,269,624
Multiffamily	Las Vegas, NV	3/2007 - 5/2007	Interest Only	15.5% - 16.5%	5,472,000	2,307,000	2,305,575
Office	Las Vegas, NV	4/2007	Interest Only	16.25%	2,469,000	760,000	760,000
Retail	Las Vegas, NV	3/2007	Interest Only	18%	21,500,000.00	4,575,000	4,573,928
					79,243,800	35,289,627	35,163,434	1,225,000

Construction
Mixed Use	Henderson, NV	12/2006	Interest Only	13%		2,240,000	2,240,000
Single Family	Henderson, NV	12/2006 - 3/2007	Interest Only	12.25% - 15%		3,006,320	3,003,302
Single Family	Las Vegas, NV	1/2007 - 5/2007	Interest Only	12.5% - 14.5%		2,749,800	2,749,565
Single Family	Various	12/2006 - 5/2007	Interest Only	12.25% - 13%		4,663,800	4,634,982
Multifamily	Henderson, NV	5/2007	Interest Only	16.50%		513,400	505,460
Office	Las Vegas, NV	3/2007	Interest Only	12.25% - 12.5%		382,875	381,489	132,875
Office	Henderson, NV	4/2007	Interest Only	12.25%		5,230,000	5,230,000
Retail	Las Vegas, NV	8/2007	Interest Only	12.75%		3,000,000	3,000,000
						21,786,195	21,744,798	132,875

Single Family	Henderson, NV	6/2007	Interest Only	16.50%	2,590,000	1,200	1,200
Single Family	Las Vegas, NV	1/2007	Interest Only	18.25%	5,000,000	300,000	300,000
Single Family	Various	2/2007 - 10/2007	Interest Only	16.50%	1,513,000	288,000	287,255
Multifamily	Henderson, NV	5/2007	Interest Only	16.50%	3,800,000	178,200	175,500
					12,903,000	767,400	763,955	-

					92,146,800	150,768,290	150,035,891	4,633,875

Balance - January 1, 2004	$-
Additions during period:
New loan fundings	18,658,254
Deductions during period:
Loan payoffs	(1,441,138)
Balance - December 31, 2004	17,217,116
Additions during period:
New loan fundings	87,946,518
Deductions during period:
Loan payoffs	(37,514,383)
Balance - December 31, 2005	67,649,251
Additions during period:
New loan fundings	149,550,561
Deductions during period:
Loan payoffs	(67,610,886)
Balance - December 31, 2006	$149,588,926

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. A control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the objectives of the control system are met, and is not expected to prevent all errors or fraud. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within the Company have been detected. While Eide Bailly LLP has identified certain deficiencies in the disclosure controls, which are described below, we concluded that these deficiencies did not impair the effectiveness of our overall disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and Eide Bailly, LLP, our independent auditors, have been able to render a clean opinion on the financial statements included herein.

In connection with the completion of its audit of, and the issuance of its report on, our financial statements for the year ended December 31, 2006, Eide Bailly LLP identified deficiencies that existed in the design or operation of our disclosure controls and procedures that it considers to represent a "significant deficiency.” Specifically, these deficiencies in our disclosure controls and procedures related to the preparation of the footnotes to our consolidated financial statements. There were several instances where required information was not initially included in the draft footnotes provided as a part of the audit process. These instances, while not material individually, in the aggregate were determined to be a “significant deficiency” by Eide Bailly LLP. All deficiencies in the required footnote disclosures were identified in the audit process and the footnotes have been appropriately corrected and disclosed in this Form 10-K.

We are in the process of improving disclosure controls and procedures in an effort to remediate the deficiency identified above.

In forming their conclusion regarding the effectiveness of the Company’s disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer considered, among other things, the nature and circumstances of the initial errors in the financial statement footnotes resulting from the deficiency discussed above and concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in the Company's internal control over financial reporting during the Company's fourth quarter of fiscal year 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required to be included in Item 10 of Part III of this Form 10-K is incorporated by reference from information from the Company’s definitive proxy statement, for its 2007 annual meeting of stockholders, to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this report.

ITEM 11. EXECUTIVE COMPENSATION

The information required to be included in Item 11 of Part III of this Form 10-K is incorporated by reference from information from the Company’s definitive proxy statement, for its 2007 annual meeting of stockholders, to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required to be included in Item 12 of Part III of this Form 10-K is incorporated by reference from information from the Company’s definitive proxy statement, for its 2007 annual meeting of stockholders, to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required to be included in Item 13 of Part III of this Form 10-K is incorporated by reference from information from the Company’s definitive proxy statement, for its 2007 annual meeting of stockholders, to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this report.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required to be included in Item 14 of Part III of this Form 10-K is incorporated by reference from information from the Company’s definitive proxy statement, for its 2007 annual meeting of stockholders, to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this report.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. The following financial statements and schedules are filed as part of this report:

Report of the Independent Registered Public Accounting Firm	Page 29
Consolidated Balance Sheets - December 31, 2006 and 2005	Page 30
Consolidated Statements of Operations- Years ended December 31, 2006, 2005, and 2004	Page 31
Statements of Cash Flows - Year ended December 31, 2006, 2005, and 2004	Page 32
Consolidated Statements of Changes in Stockholders’ Equity - Years ended December 31, 2006, 2005, and 2004	Page 33
Notes to Financial Statements	Page 34

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(b) Exhibits
2.1	Unit Purchase Agreement (included as Exhibit 2.1 to the Registrant’s Form 8-K filed on November 16, 2004 and incorporated herein by reference)

3.1
Second Amended and Restated Articles of Incorporation (included as Exhibit 3.1 to Amendment No. 2 to the Registrant’s Registration Statement on From S-11 (File No. 333-111643) (the “Registration Statement”) and incorporated herein by reference).

3.2	Bylaws of the Company (included as Exhibit 3.2 to the Registration Statement and incorporated herein by reference).

4.1	Form of Common Stock certificate (included as Exhibit 4.1 to Amendment No. 2 to the Registration Statement and incorporated herein by reference).

10.1	Form of Advisory Agreement (included as Exhibit 10.1 to Amendment No. 3 to the Registration Statement and incorporated herein by reference).

10.2	Form of Strategic Alliance Agreement (included as Exhibit 10.2 to Amendment No. 1 to the Registration Statement and incorporated herein by reference).

10.3	Form of Indemnity Agreement (included as Exhibit 10.3 to Amendment No. 6 to the Registration Statement and incorporated herein by reference).

10.4	Form of Escrow Agreement (included as Exhibit 10.4 to Amendment No. 4 to the Registration Statement and incorporated herein by reference).

10.5	Revolving Loan and Security Agreement (included as Exhibit 10.5 to Form 10-Q filed on November 15, 2004 and incorporated herein by reference).

10.6	Promissory Note (included as Exhibit 10.6 to Form 10-Q filed on November 15, 2004 and incorporated herein by reference).

10.7	Unit Purchase Agreement (included as Exhibit 2.1 to the Registrant’s Form 8-K filed on November 16, 2004 and incorporated herein by reference).

10.8+	2004 Stock Incentive Plan (included as Exhibit 10.8 to Form 10-K/A filed on November 1, 2006 and incorporated herein by reference).

10.9
Junior Subordinated Indenture, dated June 16, 2006, by and between Desert Capital REIT, Inc. and JP Morgan Chase Bank, N.A. (included as Exhibit 10.1 to Form 10-Q filed on August 14, 2006 and incorporated herein by reference).

10.10
Amended and Restated Trust Agreement, dated June 16, 2006, by and among Desert Capital REIT, Inc. and JP Morgan Chase Bank, N.A., Chase Bank USA, N.A. and the Administrative Trustees Named Herein (included as Exhibit 10.2 to Form 10-Q filed on August 14, 2006 and incorporated herein by reference).

21.1*	List of Subsidiaries

23.1*	Consent of Eide Bailly LLP

31.1*	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith
**	Furnished herewith
+	Compensation Plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Henderson, State of Nevada, on this 2nd day of April, 2007.

DESERT CAPITAL REIT, INC.

By: /s/Todd B. Parriott
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

SIGNATURES	TITLE	DATE
/s/Todd B. Parriott Todd B. Parriott	Chief Executive Officer, President, Chief Investment Officer and Chairman of the Board (Principal Executive Officer)	April 2, 2007
/s/Jonathan G. Arens Jonathan G. Arens	Chief Financial Officer (Principal Financial and Accounting Officer)	April 2, 2007
/s/Robert Beville Robert Beville	Director	April 2, 2007
/s/G. Steve Dawson G. Steve Dawson	Director	April 2, 2007
/s/James L. George James L. George	Director	April 2, 2007
/s/Bryan Goolsby Bryan Goolsby	Director	April 2, 2007
/s/Tom Gustafson Tom Gustafson	Director	April 2, 2007