Form 10-K/A
period 2006-12-31
DESERT CAPITAL REIT INC
filed 2007-04-30
CIK 1274055

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

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
The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of April 17, 2007 was 15,925,350.
DOCUMENTS INCORPORATED BY REFERENCE
None

EXPLANATORY NOTE
          We are filing this Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (the Report) to amend and supplement the following items of Part III of the Report to read in their entirety as follows.
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

i

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Directors
          The biographical information for each director of the Company as of April 17, 2007 is set forth below.
          Todd B. Parriott. Mr. Parriott is the chairman of our board of directors, Chief Executive Officer, President and Chief Investment Officer. Mr. Parriott was elected to our board of directors in December 2003. Mr. Parriott served as the President of Consolidated Mortgage from July 2001 until December 2003 and was re-elected as President in October 2005. From October 2000 to July of 2001, he served as the Director of Corporate Marketing for the MGM Division of MGM Mirage Corporation, where he oversaw the development of customer relationship management solution program, managed an $8 million bi-annual budget and managed a $5 million annual direct mail budget and programs for all MGM properties. On a part-time basis from 1993 to 2001, Mr. Parriott served as an intern for Consolidated Mortgage. He assisted in due diligence work on real estate projects, preparing marketing and sales strategies and in general operations. Mr. Parriott currently serves in supervisory capacities with CMC Financial Services, Inc., the dealer-manager of our public offering as the Chief Compliance Officer and Financial Operations Principal. Mr. Parriott also serves as President and Chief Investment Officer of Burton Management Company, Ltd., our Advisor. Mr. Parriott is a director of our Advisor and our Dealer-Manager. Mr. Parriott graduated with a Bachelor of Science in Marketing at University of Nevada, Las Vegas in 1994. Age 36.
          Robert B. Beville. Mr. Beville was elected to our board of directors effective July 2004 and is an independent director. From September 2004 to the present, he has served as the Division President of Meritage Homes, Las Vegas Division. From 2000 to September 2004, he served as the Executive Vice President and Chief Operating Officer for Perma-Bilt Homes, a division of Meritage Homes. His duties include management of all business functions including management of: senior personnel, land acquisition, division profit, budget preparation, product development, divisions reporting to the corporate office and land bankers. From 1991 through 2000, he served as the Chief Financial Officer for Rhodes Homes, where he was responsible for financial statement reporting for all entities and partnerships, securing financing for all construction, acquisition and development costs, investor relations, coordination of year-end audits and litigation management. Mr. Beville graduated with a B. S. in Accounting from the University of Nevada-Reno in 1985. Age 44.
          G. Steven Dawson. Mr. Dawson was elected to our board of directors effective July 2004. From 1990 to 2003, Mr. Dawson served as the Senior Vice President and Chief Financial Officer of Camden Property Trust or its predecessors, a large multifamily REIT. Camden is a public real estate investment trust which specializes in the acquisition, development, and management of apartment communities throughout the United States. Prior to 1990, Mr. Dawson served in various related capacities with companies involved in commercial real estate, including land and office building development as well as the construction and management of industrial facilities located on airports throughout the country. He is currently a private investor who is active on the boards of four publicly traded REITs in addition to the Company. These include: American Campus Communities, Inc., AMREIT, Alesco Financial Inc., and Medical Properties Trust. Mr. Dawson holds a BBA from Texas A&M University and serves on the Real Estate Roundtable at the Mays Business School at Texas A&M. Age 49.
          James L. George. Mr. George was elected to our board of directors in December 2003, is an independent director, and is an attorney in private practice in Lemars, Iowa. For over 30 years, he has practiced primarily in the estates, real estate transaction and tax preparation area. Mr. George is the uncle of Jonathan G. Arens, our Chief Financial Officer. He earned a BA from the University of Iowa in 1969, and a JD from Creighton University in 1973. Age 59.
          Bryan L. Goolsby. Mr. Goolsby was elected to our board of directors effective July 2004, and is an independent director. Mr. Goolsby is the Chairman of Locke Liddell & Sapp LLP, and has practiced in the area of corporate and securities since 1977. Mr. Goolsby is an associate member of the Board of Governors of the National Association of Real Estate Investment Trusts and is a member of the National Multi-Family Housing Association of Real Estate Investment Trusts and the Pension Real Estate Association. Mr. Goolsby is currently a member of the Associate board of directors of the Edwin L. Cox School of Business at Southern Methodist University. In addition,

Mr. Goolsby is a member of the JPMorgan Chase Dallas Region Advisory Board. Mr. Goolsby has a BBA from Texas Tech University and a JD from the University of Texas. Age 55.
          Thomas L. Gustafson. Mr. Gustafson was elected to our board of directors in December 2003, is an independent director, and has been the managing member of Domain LLC, the general partner of Okoboji Capital Partners, LP, a hedge fund, since August 2001 until the present. From 1996 to the present, he has served as the Treasurer of QL Enterprises Inc., which owns office building complexes and mini-storage rental units. From mid 1998 until August 2001, Mr. Gustafson served as the Vice President of Progressive Marketing Group, a manufacturers rep agency, where he managed the Profit Sharing Plan and Money Purchase Account. He earned a BBA from Iowa State University in 1993. Age 36.
          Our governance and nominating committee will consider director candidates nominated by stockholders. Recommendations, including the nominee’s name and an explanation of the nominee’s qualifications should be sent to James L. George, c/o Desert Capital REIT, Inc., 1291 Galleria Drive, Suite 200, Henderson, Nevada 89014 by no earlier than April 24, 2007 and no later than May 24, 2007. If our annual meeting is held before July 23, 2007 or after October 21, 2007, notice must be received not earlier than the close of business on the 120th calendar day prior to the meeting and not later than the close of business on the later of the 90th calendar day prior to such annual meeting or the 10th calendar day following the calendar day on which the Company first publicly announces the date of the meeting.
Audit Committee
          Our audit committee is comprised of three directors, Messrs. Beville (chairman), Gustafson, and George. On April 27, 2007, our board of directors changed the committee composition, replacing Mr. Dawson, the prior chairman of the audit committee, with Mr. George and appointing Mr. Beville chairman. Our board of directors has determined that all members of the audit committee satisfy the independence standards of the New York Stock Exchange, or NYSE. Our board has also determined that Mr. Beville qualifies as “audit committee financial expert,” as defined by the SEC, and that all members of the audit committee are “financially literate,” within the meaning of NYSE rules, and “independent,” under the audit committee independence standards of the SEC.
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
          The audit committee met four times in 2006.

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
          Mr. Arens was elected as our Chief Financial Officer effective November 1, 2005. Mr. Arens has been the Chief Financial Officer of our Dealer-Manager since January 2004. Mr. Arens worked as a teacher’s assistant in the Education Department at the University of Iowa from August 2003 through June 2004. Mr. Arens is a certified public accountant and a Member of the American Institute of Certified Public Accountants. He earned his Masters of Accountancy in 2004, and his Bachelors in Accounting in 2003, both from the University of Iowa. Age 27.
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
          Based solely upon a review of the reports furnished to us with respect to fiscal 2006, we believe that all SEC filing requirements applicable to our directors and executive officers and 10% beneficial owners were satisfied.
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
          Waivers to the code of business conduct and ethics will only be granted by the governance and nominating committee of the board. The committee has never granted any waiver to the code. If the committee grants any waivers of the elements listed above to any of our officers, we expect to announce the waiver within five business days on the corporate governance section of our corporate website at www.desertcapitalreit.com. A copy of our code of conduct will be provided to any person without charge, upon request. All requests should be directed to Erin Ackerman, Desert Capital REIT, Inc., 1291 Galleria Drive, Suite 200, Henderson, Nevada 89014.
ITEM 11. EXECUTIVE COMPENSATION
          We are externally managed and advised by our advisor, Burton Management Company, Ltd., pursuant to an advisory agreement. Our executive officers undertake certain ministerial tasks on our behalf; however, they are compensated by our advisor and do not receive compensation from us for services rendered to us. Our executive officers are also officers of our advisor and its affiliates, and are compensated by these entities, in part, for their services to us. Please see “Certain Relationships and Related Transactions, and Director Independence” for a further description of the relationship between us and our advisor.

          We did not grant any stock options or restricted stock to our executive officers in 2006, or provide them with any perquisites or other personal benefits. We do not have an employment agreement or a change in control agreement with either of our executive officers.
Compensation Committee Interlocks and Insider Participation
          During 2006, the compensation committee consisted of Messrs. Beville, George and Goolsby. None of these individuals has at any time served as an officer of the company. None of our executive officers served as a director or member of the compensation committee of any entity that has one or more executive officers serving as a member of our board of directors or compensation committee.
Compensation of Directors
          Directors who are also our executive officers receive no compensation for board service. The following table discloses compensation information of members serving on our board of directors in 2006.
2006 Board of Directors Compensation

	Fees Earned or
	Paid in	Stock
	Cash	Awards	Total
Name	($)	($)1 2	($)
Robert B. Beville	31,500	33,333	64,833
G. Steven Dawson	36,500	33,333	69,833
James L. George	31,500	33,333	64,833
Bryan L. Goolsby	28,500	33,333	61,833
Thomas L. Gustafson	31,500	33,333	64,833

[1]	The amounts appearing in the Stock Awards column represent the SFAS No. 123(R) compensation expense recognized during fiscal 2006 for all outstanding awards. The grant date fair value of the stock awards granted in 2006 to each director is $60,000. See footnote 4 to our consolidated financial statements on Form 10-K for an explanation of grant date fair value.

[2]	The number of stock awards held by each director as of December 31, 2006 was 12,000 shares.
          During 2006, our non-officer directors received the following compensation:

Annual retainer fee	$15,000
Fee for each board meeting attended in person	3,000
Fee for each board meeting attended telephonically	1,500
Audit committee chairman retainer	5,000
Chairman retainer for other committees	3,000
Fee for each committee meeting attended in person	1,000
Fee for each committee meeting attended telephonically	500
          Additionally, each non-officer director receives an annual award of 4,000 restricted shares of common stock which vest over a three-year period.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
          The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 17, 2007 by (1) each current director, (2) each executive officer, and (3) all current directors and executive officers as a group. No stockholder known to us owns beneficially more than 5% of our common stock. The number of shares beneficially owned by each entity, person, director or executive officer is determined under the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has the sole or shared voting power or investment power. Unless otherwise indicated, each person has sole voting and investment power (or shares such powers with his spouse) with respect to the shares set forth in the following table.

	Amount and Nature of
Directors and Officers (1)	Beneficial Ownership		Percent of Class (2)
Todd B. Parriott	177,746	(3)	1.1%
Jonathan G. Arens	2,623	(4)	*
Robert B. Beville	13,833	(5)	*
G. Steven Dawson	114,393	(5)	*
James L. George	17,269	(5)(6)	*
Bryan L. Goolsby	112,000	(5)	*
Thomas L. Gustafson	12,375	(5)	*
All directors and executive officers as a group (7 persons)	450,239		2.8%

*	Beneficial ownership of less than 1% of the class is omitted.

(1)	The address of each director and executive officer is that of the company.

(2)	The percentage of shares owned provided in the table is based on 15,925,350 shares outstanding as of April 17, 2007. Percentage of beneficial ownership by a person as of a particular date is calculated by dividing the number of shares beneficially owned by such person as of April 17, 2007 by the sum of the number of shares of common stock outstanding as of such date.

(3)	Represents shares owned by ARJ Management, Inc. and Burton Management, Ltd., of which Mr. Parriott may be deemed to be the beneficial owner.

(4)	Includes 886 shares over which Mr. Arens shares beneficial ownership.

(5)	Includes a grant of 4,000 restricted shares granted on September 1, 2004, a grant of 4,000 shares granted on August 22, 2005, and a grant of 4,000 on August 30, 2006, each of which vest annually over a three-year period.

(7)	Includes 4,500 shares owned by Mr. George’s wife.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Relationship with our Advisor
          Mr. Parriott, our Chief Executive Officer, is the majority stockholder, sole director, president, secretary and treasurer of Burton Management Company, Ltd., our advisor. Mr. Arens, our Chief Financial Officer, is a stockholder and chief financial officer of Burton Management Company. Our advisor oversees our day-to-day operations including asset, liability and capital management. Our advisor is compensated pursuant to the terms of the advisory agreement, which entitles it to a base management fee, incentive compensation and reimbursement of expenses. For the year ended December 31, 2006 we paid a base management fee of $1,176,920 and incentive compensation of $1,428,124.
Relationship with our Dealer-Manager
          CMC Financial Services was the dealer-manager for our first public offering, and is the dealer-manager for our current public offering. In 2006, we paid CMC Financial Services selling commissions and marketing support fees totaling $5,447,914. CMC Financial Services paid a substantial portion of these fees to third party broker-dealers. Pursuant to the dealer-manager agreement for our current public offering, CMC Financial Services will be paid selling commissions of 6.5% and a marketing support fee of 3.0%.
          CMC Financial Services also has an agreement with Consolidated Mortgage, our wholly-owned subsidiary, pursuant to which Consolidated Mortgage pays an administrative fee of 25 basis points (based on the principal amount) on each loan it originates to CMC Financial Services, in return for administrative services to support Consolidated Mortgage’s investment pool. The fee is calculated and paid monthly. The fee pursuant to this agreement, calculated before consolidation, was $917,005. Upon consolidation of the financial statements, $253,358 was eliminated, leaving an expense reported in the financial statements of $663,647 for the year ended December 31, 2006.
          Todd Parriott is the majority stockholder, sole director, president and Treasurer of our Dealer-Manager and Jonathan Arens is a stockholder and Chief Financial Officer of our Dealer-Manager.
Management Agreement with ARJ Management
          At the time we entered into the agreement to acquire Consolidated Mortgage, Consolidated Mortgage had a management agreement in place with ARJ Management, a company of which Todd Parriott is president, director and stockholder, and his father, Phillip Parriott, is the only other stockholder, pursuant to which ARJ is paid a management fee equal to one-third of Consolidated Mortgage’s pre-tax net income. The fee is calculated and paid monthly. ARJ manages approximately $466 million of private investors’ funds. The management fee paid to ARJ for the year ended December 31, 2006, calculated before consolidation was $2,879,505. Upon consolidation of the financial statements, $244,133 was eliminated, leaving an expense reported in the financial statements of $2,635,372 for the year ended December 31, 2006. To the extent borrowers pay points on a loan instead of an increased interest rate, ARJ will earn a greater management fee than it would have if the borrowers had paid a higher interest rate. Because of Mr. Parriott’s ownership interest in ARJ, he has a potential interest in the loans originated by Consolidated Mortgage being structured with points instead of a higher interest rate.
Loans to CM Land, LLC
          On December 31, 2006, we had outstanding loans of approximately $15.2 million to CM Land, LLC, a related party. During 2006, CM Land paid interest to us totaling $1,814,778. Todd Parriott and Jonathan Arens, our executive officers, own and manage CM Land. The loans have an average interest rate of 13.5% and mature between May 2007 and October 2007. CM Land, LLC used these funds, in addition to funds provided by unaffiliated third party lenders, to acquire approximately $80 million of unimproved real estate from an unaffiliated third party. Our loans are evidenced by a mortgage note and are secured by a deed of trust on the land acquired with our funds. We paid no fees to CM Land in connection with the transaction. We have elected a committee of our board comprised of Messrs. Beville and Gustafason to review and approve amounts we lend to CM Land.
          In addition, our subsidiary, Consolidated Mortgage, originates all of CM Land’s loans. During 2006, CM Land paid servicing fees to Consolidated Mortgage totaling $1,072,555.

Leases to Related Parties
          We lease office space to Burton Management, CMC Financial Services under noncancelable operating leases which expire in July 2010. The total rents received from related parties for the twelve months ended December 31, 2006 was $320,457.
Approval of Related Party Transactions
          We have appointed a committee of the Board of Directors, comprised of Messrs. Beville and Gustafson to approve, and it has approved all loans to CM Land, LLC. The Committee has not developed written procedures relating to its review and approval of such transactions, nor has it identified standards to be applied by it in connection with its review and approval. The Board of Directors as a whole approved the Advisory Agreement, and the Dealer-Manager Agreement, and the related party leases.
Independence of Directors and Committee Members
          The board has determined that each of the following directors standing for re-election has no material relationship with us (either directly or as a partner, stockholder or officer of an organization that has a relationship with us) and is independent within the meaning of NYSE director independence standards, as currently in effect: Messrs. Beville, George, Goolsby and Gustafson. The board has determined that Messrs. Parriott and Dawson are not independent directors within the meaning of the NYSE director independence standards. Furthermore, the board has determined that each of the members of each of the audit, compensation and governance and nominating committees has no material relationship with us (either directly as a partner, stockholder or officer of an organization that has a relationship with us) and is independent within the meaning of the NYSE’s director independence standards.
          In determining that Mr. Beville is independent, the board of directors considered that he is an officer of Meritage Homes, an entity that has entered into a land banking transaction with CM Land, LLC, an affiliate of Desert Capital REIT. In this land banking transaction, CM Land, LLC borrowed money, including from Desert Capital REIT, to purchase a large parcel of unimproved land, and then plans to sell the land over time in smaller portions to Meritage Homes, a home builder. In addition, in determining that Mr. Goolsby is independent, the board of directors considered that he is the Chairman of Locke Liddell & Sapp LLP, a law firm that provides legal services to Desert Capital REIT. In determining that Mr. George is independent, the board considered that he is Jonathan Arens’ uncle and has known Todd Parriott personally for a significant period of time. In each of the above cases, the board of directors determined that in spite of these transactions and relationships, each of the independent directors exercises independent business judgment in fulfilling his duties as a director.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
          The audit committee has appointed Eide Bailly LLP as independent auditors to audit our financial statements for the fiscal year ending December 31, 2007. During fiscal 2006, Eide Bailly LLP served as our independent auditors and also provided certain tax and other audit-related services.

          Aggregate fees billed to us for the fiscal years ended December 31, 2006 and 2005 by Eide Bailly LLP are set forth below.

	2006	2005
Audit Fees (a)	$107,816	$80,980
Audit-Related Fees (b)	3,200	6,620
Tax Fees	7,250	2,500
All Other Fees	0	0

Total	$118,266	$90,100

(a)	Fees for audit services billed in 2006 and 2005 consisted of: audit of the Company’s annual financial statements, reviews of the Company’s quarterly financial statements, consents and other services related to SEC matters. Also includes amounts billed in connection with the audit of Consolidated Mortgage.

(b)	Fees for audit-related services billed in 2006 and 2005 consisted of services that are reasonably related to the performance of the audit or the review of our financial statements.
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

SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to this report to be signed on its behalf by undersigned, thereunto duly authorized in the City of Henderson, State of Nevada, on this 30th day of April 2007.

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

SIGNATURE	TITLE	DATE

/s/ Todd B. Parriott Todd B. Parriott	Chief Executive Officer, President, Chief Investment Officer and Chairman of the Board (Principal Executive Officer)	April 30, 2007

/s/ Jonathan G. Arens Jonathan G. Arens	Chief Financial Officer (Principal Executive Officer)	April 30, 2007

* Robert B. Beville	Director	April 30, 2007

* G. Steven Dawson	Director	April 30, 2007

* James L. George	Director	April 30, 2007

* Bryan L. Goolsby	Director	April 30, 2007

* Thomas L. Gustafson	Director	April 30, 2007

*By: /s/ Todd B. Parriott
Todd B. Parriott, Attorney-in-Fact

EXHIBIT INDEX

31.1 *	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith