Form 10-Q
period 2007-03-31
DESERT CAPITAL REIT INC
filed 2007-05-15
CIK 1274055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________

FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

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
Yes ☐ No ☑

The number of shares of the registrant's common stock, par value $0.01 per share, outstanding as of May 11, 2007 was 16,112,440.

DESERT CAPITAL REIT, INC.
FORM 10-Q
For the Quarter Ended March 31, 2007

Part I. Financial Information

Item 1. Consolidated Financial Statements (Unaudited)

DESERT CAPITAL REIT, INC.
Consolidated Balance Sheets

	March 31,	December 31,
	2007	2006
ASSETS
Mortgage investments - net	$158,980,121	$149,588,926
Loans held-for-sale	7,474,700	7,430,000
Goodwill	13,388,555	13,388,555
Building and equipment - net	8,386,515	8,549,506
Land	1,820,000	1,820,000
Cash	1,398,872	2,434,948
Interest receivable	1,227,918	1,661,370
Deferred financing costs	1,000,736	1,009,301
Investment in equity affiliates	1,928,000	928,000
Other	246,626	220,028

Total assets	$195,852,043	$187,030,634

LIABILITIES AND STOCKHOLDERS' EQUITY
Notes payable	$14,000,609	$13,971,112
Junior subordinated notes	30,928,000	30,928,000
Dividends payable	1,559,681	1,498,633
Accounts payable and accrued expenses	1,736,208	2,184,237

Total liabilities	48,224,498	48,581,982

Preferred stock, $0.01 par value: 15,000,000 shares
authorized, none outstanding	-	-
Common stock, $0.01 par value: 100,000,000 shares authorized; 15,768,538 and 15,061,896
shares issued and outstanding on March 31, 2007, and December 31, 2006, respectfully	157,685	150,619
Additional paid-in capital	150,270,266	140,441,542
Accumulated deficit	(2,800,406)	(2,143,509)

Total stockholders' equity	147,627,545	138,448,652

Total liabilities and stockholders' equity	$195,852,043	$187,030,634

See accompanying notes to financial statements.

DESERT CAPITAL REIT, INC.
Consolidated Statements of Operations

	Three Months
	Ended March 31,
	2007	2006
INTEREST INCOME:
Mortgage notes receivable	$5,570,878	$2,853,948
Other interest	139,405	156,343

Total interest income	5,710,283	3,010,291

INTEREST EXPENSE:
Interest expense	992,982	297,894

Total interest expense	992,982	297,894

Net interest income	4,717,301	2,712,397
Provision for loan losses	104,402	47,603

Net interest income after provision for loan loss	4,612,899	2,664,794

NON-INTEREST INCOME:
Loan brokerage fees	1,574,713	2,265,087
Service and other loan fees	446,836	570,335
Other	185,823	192,856

Total non-interest income	2,207,372	3,028,278

NON-INTEREST EXPENSE:
Compensation	600,709	466,457
Management fees	1,278,542	1,104,804
Professional fees	280,137	425,074
Insurance	107,339	107,248
Depreciation	195,641	107,028
Advertising	147,627	245,672
Other	193,747	300,007

Total non-interest expense	2,803,742	2,756,290

Net income before taxes	4,016,529	2,936,782

Income tax expense	70,177	-

Net income	$3,946,352	$2,936,782

Earnings per share - basic	0.26	0.27

Earnings per share - diluted	0.26	0.27

Weighted average outstanding shares - basic	15,311,504	10,853,888

Weighted average outstanding shares - diluted	15,344,856	10,883,888

See accompanying notes to financial statements.

DESERT CAPITAL REIT, INC.
Consolidated Statements of Cash Flows
	Three Months
	Ended March 31,
	2007	2006
OPERATING ACTIVITIES
Net income (loss)	$3,946,352	$2,936,782
Adjustments to reconcile net income (loss) to net cash
Depreciation and amortization	204,205	107,028
Stock based compensation	58,333	33,333
Provision for loan loss	104,402	47,603
Mortgage loans originated for sale	(14,239,100)	(14,606,200)
Mortgage loan sales	14,194,400	10,709,800
Net change in
Interest receivable	433,452	(405,592)
Other assets	(26,598)	(87,837)
Deferred origination fees	(45,004)	-
Accounts payable	(421,620)	125,723

Net cash provided by operating activities	4,208,822	(1,139,360)

INVESTING ACTIVITIES
Investment in equity affiliates	(1,000,000)	-
Mortgage loans originated, net	(9,450,593)	(33,668,000)
Acquisition of building and equipment	(32,650)	(29,188)

Net cash used by investing activities	(10,483,243)	(33,697,188)

FINANCING ACTIVITIES
Proceeds (repayments) on credit facilities on mortgage loans held for sale, net	44,700	3,896,400
Proceeds (repayments) on credit facilities on mortgage investments, net	-	(1,608,700)
Principal repayments of mortgage loan	(15,203)	(28,486)
Issuance of common stock	9,915,423	44,687,822
Dividends on common stock	(3,306,547)	(1,901,095)
Offering costs paid	(1,019,009)	(4,007,095)
Shares redeemed and retired	(381,019)	(279,633)

Net cash provided by financing activities	5,238,345	40,759,213

Net increase in cash	(1,036,076)	5,922,665
Cash at beginning of period	2,434,948	4,459,289
Cash at end of period	$1,398,872	$10,381,954

Cash paid for interest	$1,004,931	$1,035,544
Cash paid for taxes	250,000	670,000

Supplemental schedule of non-cash investing and financing

Common stock issued for dividend reinvestment program	1,235,653	994,322
Common stock dividends declared but not paid	1,559,681	1,246,820
Offering costs incurred but not paid	$15,964	$58,273

See accompanying notes to financial statements.

DESERT CAPITAL REIT, INC.
Consolidated Statements of Changes in Stockholders' Equity

	Common Stock Shares	Common Stock Par Value	Additional Paid - in Capital	Accumulated Deficit	Total
Balance at December 31, 2006	15,061,896	150,619	140,441,542	(2,143,509)	138,448,652

Issuance of common stock	743,545	7,435	11,143,641	-	11,151,076
-
Stock based compensation	-	-	58,333	-	58,333
-
Stock redeemed & retired	(36,903)	(369)	(380,650)		(381,019)
-
Dividends on common stock	-	-	-	(4,603,249)	(4,603,249)
-
Offering costs	-	-	(992,600)	-	(992,600)
-
Net income (loss)	-	-	-	3,946,352	3,946,352

Balance at March 31, 2007	15,768,538	157,685	150,270,266	(2,800,406)	147,627,545

Desert Capital REIT, INC.
Notes to Consolidated Financial Statements
March 31, 2007
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

We qualified as a REIT under the Internal Revenue Code commencing with our taxable year ended December 31, 2004 and expect to continue to qualify for the current fiscal year. To maintain our tax status as a REIT, we plan to continue to distribute at least 90% of our taxable income to stockholders.

Basis of Presentation
The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the financial statements and the related management's discussion and analysis of financial condition and results of operations filed on Form 10-K for the fiscal year ended December 31, 2006. In our opinion, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of results that may be expected for the entire year ending December 31, 2007.

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation
The accompanying consolidated financial statements include, on a consolidated basis, our accounts, the accounts of our wholly-owned subsidiaries and our interests in variable interest entities in which we are the primary beneficiary. All significant intercompany balances and transactions have been eliminated in consolidation. Our interest in Desert Capital TRS Statutory Trust I (see Note 13) is accounted for using the equity method and the assets and liabilities are not consolidated into our financial statements due to our determination that Desert Capital TRS Statutory Trust I is a variable interest entity in which we are not the primary beneficiary under Financial Accounting Standards Board Interpretation No. 46R (“FIN46”).

Reclassifications
Certain reclassifications have been made in the presentation of the 2006 consolidated financial statements to conform to the 2007 presentation.

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

Impairment Policy
We have adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144). Impairment is measured on a loan-by-loan basis on the fair value of the related collateral since all loans subject to this measurement are collateral dependent. There were no impairment losses recognized for the three months ended March 31, 2007 or 2006.

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

Note 3 - Mortgage Investments
Mortgage investments represent first and second lien positions on acquisition and development, construction and commercial property loans.

	March 31,	December 31,
	2007	2006
Acquisition and development loans	$129,178,408	$128,214,695
Construction loans	19,241,575	22,553,595
Commercial property	11,798,900	-
Unamortized deferred fees and costs	(687,395)	(732,399)
Allowance for loan losses	(551,367)	(446,965)

Mortgage investments - net	$158,980,121	$149,588,926

As of March 31, 2007 and December 31, 2006, approximately 21% and 22%, respectively, of the principal balance of the outstanding mortgage notes were secured by second liens. As of March 31, 2007, the portfolio had a weighted average interest rate of 14%.

On March 31, 2007 and December 31, 2006 we had a principal balance $7 million and $4.6 million, respectively of mortgage investments in default and placed on nonaccural status. We have started the foreclosure process on these loans and intend to sell the property to recover our investment. We believe that all principal will be recovered and therefore no losses have been recognized during the period. We had no loans greater than 90 days past due and still accruing interest on March 31, 2007 or December 31, 2006.

Our mortgage portfolio is primarily concentrated in the Southwestern United States. Eighty-eight percent of the principal balance of our portfolio was invested throughout Nevada, California, and Arizona. Our borrowers’ ability to repay our notes is dependent upon the real estate and general economic conditions in this area.

Note 4 - Investment in Equity Affiliates
As of March 31, 2007 and December 31, 2006 we had $1,928,000 and $928,000 in investments in equity affiliates, respectively. In March 2007, we invested $1,000,000, representing equity and profits interest of 1.5%, in Teeny Development LLC, who is using the proceeds to develop a resort community near Lincoln City, OR. This investment is being accounted for under the cost method.

In June 2006, we invested $928,000 for 100% of the common shares of an affiliate entity which was formed to facilitate the issuance of $30,928,000 of junior subordinate notes. This entity pays dividends on both the common shares and preferred securities on a quarterly basis at a variable rate based on LIBOR.

Note 5 - Stock Based Compensation
The Board of Directors has adopted the 2004 Stock Incentive Plan of Desert Capital REIT, Inc. (the “Plan”). Our directors, officers or any affiliate, and individual consultants or advisors are eligible for stock based compensation under the Plan. We have authorized 1,000,000 shares of common stock under the Plan. As of March 31, 2007 we have granted awards for 60,000 restricted shares under the Plan. The fair value of the shares on the grant dates were $10 and $15 per share, and the shares vest in three equal annual installments, commencing on the first anniversary of issuance. Restricted stock expense for the three months ended March 31, 2007, and 2006 was $58,333 and $33,333 respectively.

Note 6 - Share Repurchase Plan
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

Note 7 - Building and Equipment
We own an office building in Henderson, NV, which serves as our corporate headquarters. Any space that is not utilized by us is leased to other companies. The total square footage of the building is approximately 40,000 square feet, and as of March 31, 2007, the building was approximately 89% leased.  The accumulated depreciation as of March 31, 2007 and December 31 2006 on this building was $403,780 and $344,685, respectively.

Building and equipment as of March 31, 2007 and December 31, 2006 are as follows:

	March 31,	December 31,
	2007	2006
Building	$7,665,859	$7,665,859
Equipment	126,314	126,314
Furniture and fixtures	445,639	445,639
Software	1,057,167	1,024,517
	9,294,979	9,262,329

Less accumulated depreciation	(908,464)	(712,823)
	$8,386,515	$8,549,506

Note 8 - Leases
We own and operate an approximately 40,000 square foot office building in Henderson, NV. We currently leases approximately 12,000 square feet of office space to related parties and approximately 15,000 square feet to unrelated third parties under noncancelable leases with an average term of five years.

Note 9 - Income taxes
We elected to be taxed as a REIT, under Sections 856 through 860 of the Internal Revenue Code, beginning with our taxable year ended December 31, 2004. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our ordinary taxable income to stockholders. As a REIT, we generally are not subject to federal income tax on taxable income that we distribute to our stockholders. If we failed to qualify as a REIT in any taxable year, we would then be subject to federal income taxes on our taxable income at regular corporate rates and we would not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification was lost unless the Internal Revenue Service granted us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distributions to stockholders. However, we intend to continue to operate in the foreseeable future in such a manner so that we will qualify as a REIT for federal income tax purposes.

Our taxable REIT subsidiaries are subject to federal, state, and local taxes. For the three months ended March 31, 2007, and 2006 we recorded $70,177, and $0 respectively, of income tax expense for income attributable to our taxable REIT subsidiary. For the three months ended March 31, 2007 our provision for income tax was comprised of a current provision of $0 and a deferred provision of $70,177, using an effective tax rate of 34%. We have recorded a net deferred tax liability of $176,331.

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

The following is a reconciliation of the denominator of the basic and diluted earnings per share computations for the three months ended March 31, 2007 and 2006.

	For the Three Months Ended		For the Three Months Ended
	March 31, 2007		March 31, 2006
	Basic	Diluted	Basic	Diluted
Net income	$3,946,352	$3,946,352	$2,936,782	$2,936,782

Weighted average number of common shares outstanding	15,311,504	15,311,504	10,853,888	10,853,888
Dilutive effect of unvested restricted shares	-	33,352	-	30,000

Total weighted average common shares outstanding	15,311,504	15,344,856	10,853,888	10,883,888

Earings per common share	0.26	0.26	0.27	0.27

Note 11 - Dividends
The Board of Directors declares dividends payable monthly to stockholders of record at the close of business on the last day of each month, prorated to the date admitted as a stockholder. The following table lists the declaration dates and per share amounts for the first three months of 2007 and 2006:

	2007	2006
January 31	$0.10	$0.10
February 28	0.10	0.10
March 31	0.10	0.10
Total	$0.30	$0.30

Note 12 - Retirement Plan
We offer a SIMPLE IRA plan to our employees. We match employee contributions dollar for dollar up to 3% of the employees’ compensation for the year. The amount matched by us is expensed in the same period that the corresponding employee contributions are made. We expensed zero and zero for the three months ended March 31, 2007, and 2006 respectively.

Note 13 - Debt
Credit Facility
We have a $7.5 million secured revolving credit facility with a term of one year that expires in August 2007.  The facility is drawn upon for short term funding requirements. Amounts drawn under this facility bear interest at a rate equal to prime plus 75 basis points and must be repaid within 90 days.  Amounts drawn under this facility generally are secured by the corresponding loan that is being funded. The interest rate on this facility at March 31, 2007 was 9.00%. At March 31, 2007 we had $7.47 million outstanding and $30,000 available under this facility. The principal amount of loans pledged as collateral for this facility on March 31, 2007 was $7.47 million. We were in compliance with all debt covenants related to this credit facility as of March 31, 2007.

Mortgage Loan Payable
We have one mortgage loan with an outstanding principal balance of $6.5 million and a variable rate of interest equal to prime that is being fully amortized and matures in 2026. The prime interest rate on March 31, 2007 was 8.25%. The mortgage was used to finance the acquisition and construction of our office building in Henderson, NV. Our office building, which had a carrying amount on March 31, 2007 of $7.1 million, serves as collateral for this mortgage. We were in compliance with all debt covenants related to this mortgage as of March 31, 2007.

Junior Subordinated Notes
In June, 2006 we completed the issuance of $30 million in unsecured trust preferred securities through a newly formed Delaware statutory trust, Desert Capital TRS Statutory Trust I, which is our wholly owned subsidiary.  The securities bear interest at a floating rate based on the three-month LIBOR plus 400 basis points, which was 9.36% on March 31, 2007.

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

Our interest in Desert Capital TRS Statutory Trust I is accounted for using the equity method and the assets and liabilities of Desert Capital TRS Statutory Trust I are not consolidated into our financial statements.  Interest on the junior subordinated notes is included in interest expense on our consolidated income statements while the junior subordinated notes are presented as a separate item in our consolidated balance sheet. We were in compliance with all debt covenants related to the junior subordinated notes as of March 31, 2007.

Note 14 - Fair Value of Financial Instruments
SFAS No. 107 requires disclosure of the estimated fair value of an entity’s assets and liabilities considered to be financial instruments. The following table summarizes the carrying values and the estimated fair values of financial instruments as of March 31, 2007 and December 31, 2006. Fair value estimates are dependent upon subjective assumptions and involve significant uncertainties resulting in variability in estimates with changes in assumptions.

	March 31,2007		December 31, 2006
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash	$1,398,872	$1,398,872	$2,434,948	$2,434,948
Interest receivable	1,227,918	1,227,918	1,661,370	1,661,370
Investment in equity affiliates	1,928,000	1,928,000	928,000	928,000
Mortgage investments-net	158,980,121	158,980,121	149,588,926	149,588,926
Loans held-for-sale	7,474,700	7,474,700	7,430,000	7,430,000

Financial liabilities:
Interest payable	523,783	523,783	535,732	535,732
Notes payable	14,000,609	14,000,609	13,971,112	13,971,112
Junior subordinated notes	$30,928,000	$30,928,000	$30,928,000	$30,928,000

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

Note 15 - Commitments and Related Parties
We have contracted with Burton to serve as advisor for the Company. Burton oversees the day-to-day operations including asset, liability and capital management. In lieu of paying salaries to its officers, we compensate Burton pursuant to an advisory agreement that entitles Burton to a base management fee, incentive compensation and reimbursement of expenses. The officers and owners of Burton are also the executive officers of us. The annual base management compensation is 1% of the first $200,000,000 of average invested assets plus 0.8% of the average invested assets in excess of $200,000,000, to be paid quarterly. The base management fee for the three months ended March 31, 2007 and 2006 were $379,240 and $200,884, respectively, and $129,374 and $76,295 remained payable on March 31, 2007 and 2006, respectively. The incentive compensation is a tiered percentage of the amount of our net income (taxable income) excluding capital losses, before deducting incentive compensation less a threshold return, which is the net income that would produce an annualized return on our average invested assets equal to the 10-year U.S. Treasury rate plus 1.0%. The tiered percentage is the weighted average of 20% of the first $200,000,000 of average invested assets and 10% of the excess over $200,000,000 of average invested assets. The incentive compensation is calculated quarterly and any positive quarterly incentive amount shall be paid by us, along with the base management compensation, within 15 days of receipt of the computations. Incentive compensation for the three months ended March 31, 2007 and 2006 were $388,158 and $300,977 respectively, and $141,790 and $300,977 remained payable on March 31, 2007 and 2006 respectively.

Consolidated Mortgage has a management agreement in place with ARJ Management (“ARJ”), a company of which Todd Parriott is president, director and controlling shareholder, pursuant to which ARJ is paid a management fee equal to 33% of Consolidated Mortgage's pre-tax net income. The fee is calculated and paid monthly. The management fee, calculated before consolidation, for the three months ended March 31, 2007 and 2006 was $496,143 and $812,470, respectively, and $384,129 and $522,374 remained payable on March 31, 2007 and 2006, respectively. Upon consolidation of the financial statements $15,001 was added leaving an expense reported in the financial statements of $511,144 for the three months ended March 31, 2007 and $209,527 was eliminated leaving expense reported in the financial statements of $602,943 for the three months ended March 31, 2006 and $399,130 and $312,847 remained payable on March 31, 2007 and 2006, respectively.

The dealer-manager of our offering of common stock, CMC Financial Services, Inc. (“CMCFS”) directs and oversees the sale of our equity securities. CMCFS receives a marketing support fee and sales commissions based on the number of shares of common stock sold. CMCFS contracts with third party broker-dealers to have a larger sales distribution of equity securities, and compensates them out of the sales commissions and marketing support fees received from us. The dealer-manager is an affiliate of both Burton and us, because the owners of CMCFS are also our executive officers. CMCFS earned gross sales commissions and marketing support fees for the three months ended March 31, 2007 and 2006 of $940,117 and $3,967,548, respectively, and ($45,999) and $43,601 remained payable on March 31, 2007 and 2006, respectively. CMCFS paid a substantial portion of these fees to third party broker-dealers.

CMCFS also has an agreement in place with Consolidated Mortgage to provide investors for loans brokered and serviced by Consolidated Mortgage for a fee equal to 25 basis points of every dollar raised. The fee is calculated and paid monthly. The fee pursuant to this agreement, calculated before consolidation, for the three months ended March 31, 2007 and 2006 was $131,603 and $226,928, respectively. Upon consolidation of the financial statements $45,999 and $87,024 was eliminated leaving an expense reported in the financial statements of $85,604 and 139,904, respectively, for the three months ended March 31, 2007 and 2006, and ($45,999) and $40,612 remained payable on March 31, 2007 and 2006

On March 31, 2007 and December 31, 2006 we had outstanding loans of approximately $14.9 million, and $15.2 million, respectively to CM Land, LLC, a related party. Our executive officers also own and manage CM Land, LLC. The loans have an average interest rate of 13.4% and mature between May, 2007 and October, 2007. CM Land, LLC, used these funds, in addition to funds provided by unaffiliated third party lenders, to acquire approximately $80 million of unimproved real estate from an unaffiliated third party. The Company’s loan is evidenced by a mortgage note and is secured by a deed of trust on the land acquired with our funds. We paid no fees to CM Land in connection with the transaction. The Board of Directors has appointed an independent committee to review and approve amounts that we loan to CM Land, LLC. We have earned interest of $506,526 and $439,840 for the three months ended March 31, 2007 and 2006, respectively for these loans.

We lease office space to Burton, CMCFS, and Residential Capital Mortgage under noncancelable operating leases which expire in July 2010. The total rents received from related parties for the three months ended March 31, 2007 and 2006 was $80,371 and $79,985, respectively.

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

Substantially all of the loan origination and loan servicing is conducted through our wholly owned subsidiary, Consolidated Mortgage LLC. In addition to originating and servicing loans for us, Consolidated Mortgage also originates, brokers, and services mortgage loans to private investors. Consolidated Mortgage generates brokerage and other fees from the loans funded by its private investor-clients which provides additional cash flow to us. Due to the high amount and type of fees generated by Consolidated Mortgage it has been structured as a taxable REIT subsidiary (“TRS”) resulting in it being subject to federal corporate income taxes on its earnings.

We qualified as a REIT under the Internal Revenue Code commencing with our taxable year ended December 31, 2004 and expect to continue to qualify for the current fiscal year. To maintain our tax status as a REIT, we plan to continue to distribute at least 90% of our taxable income to stockholders.

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

Impairment Policy
We have adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144). Impairment is measured on a loan-by-loan basis on the fair value of the related collateral since all loans subject to this measurement are collateral dependent. There were no impairment losses recognized for the three months ended March 31, 2007 or 2006.

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

 Results of Operations

Comparison of the three months ended March 31, 2007 compared to three months ended March 31, 2006.

Revenues

Interest income increased $2.7 million, or 90%, to $5.7 million in the first quarter of 2007 from $3.0 million for the three months ended March 31, 2006. This increase was due to a 90% increase in the average balance of the loan portfolio from $79.5 million for the quarter ended March 31, 2006 to $151.0 million in the same period in 2007. This was a result of increased loan funding as a result of the ongoing sale of our equity securities and an increase in the amount of borrowed funds. The average yield on mortgage investments decreased 40 basis points to 13.1% for the quarter ended March 31, 2007 from 13.5% in the same period in 2006.

Non-interest income decreased $0.8 million, or 27%, to $2.2 million in the first quarter of 2007 from $3.0 million for the same period in 2006. This decrease was primarily due to a decrease in the principal amount of loans brokered in the first quarter of 2007.

Expenses

Interest expense increased $0.7 million, or 233%, to $1.0 million in the first quarter of 2007 from $0.3 million for the same period in 2006. This increase was due to a 226% increase in the average debt financing on our loan portfolio from $13.5 million for the quarter ended March 31, 2006 to $44.0 million for the same period in 2007. This increase was due to greater borrowing for loan originations, as the average yield remained constant at 8.8%.

Non-interest expenses increased $50,000, or 1.8%, to $2.8 million in the first quarter of 2007 from $2.75 for the same period in 2006. This increase was primarily due to an increase in management fees, an increase in employee and board compensation, as well as an increased amount of depreciation for the quarter. However, these amounts were partially offset by a decrease in professional fees, such as legal and accounting, and a decrease in advertising and other expenses.

Liquidity and Capital Resources
Liquidity is a measurement of the ability to meet cash requirements, including ongoing commitments to repay borrowings, fund and maintain loans and investments, pay dividends and other general business needs.   We believe that our principal sources of working capital and funds for additional investments will primarily include: 1) cash flow from operations; 2) borrowings under our credit facilities 3) proceeds from our common equity offering and, to a lesser extent, 4) the proceeds from principal payments on our investments.  We believe these sources of financing will be sufficient to meet our short-term liquidity needs.

Net cash provided by operating activities for the three months ended March 31, 2007, was approximately $4.2 million, which was primarily generated from interest on our mortgage notes receivable and fees generated from originating and servicing loans. We expect cash flows from operating activities to increase as we continue to invest proceeds from our equity offering into mortgage loans and generate additional origination fees.

We have a $7.5 million secured revolving credit facility with a term of one year that expires in August 2007.  The facility is drawn upon for short term funding requirements. Amounts drawn under this facility bear interest at a rate equal to prime plus 75 basis points and must be repaid within 90 days.  Amounts drawn under this facility are secured by the corresponding loan that is being funded. The interest rate on this facility at March 31, 2007 was 9.00%. At March 31, 2007 we had $7.47 million outstanding and $30,000 available under this facility. We were in compliance with all debt covenants related to this credit facility as of March 31, 2007.

In June 2006 we completed the issuance of $30 million in unsecured trust preferred securities through a newly formed Delaware statutory trust, Desert Capital TRS Statutory Trust I, which is our wholly owned subsidiary.  The securities bear interest at a floating rate based on the three-month LIBOR plus 400 basis points, which was 9.36% on March 31, 2007.

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

In April 2006 we commenced the second public offering of our common stock. Through March 31, 2007, we received gross proceeds of $25.6 million. These proceeds were used to invest in mortgage loans and pay offering expenses.

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

Based on the loans and liabilities as of March 31, 2007, and assuming the balances of these loans and liabilities remain unchanged for the subsequent twelve months, a 1% increase in interest rates would decrease our annual net income and cash flows by approximately $0.45 million. This is due to our fixed rate investments and variable rate debt. Based on the loans and liabilities as of March 31, 2007, and assuming the balances of these loans and liabilities remain unchanged for the subsequent twelve months, a 1% decrease in interest rates would increase our annual net income and cash flows by approximately $0.45 million. This again is due to our fixed rate investments and variable rate debt.

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

During the last quarter, we revised our disclosure control process with respect to the review of information required in filings with the Securities and Exchange Commission. On a quarterly basis, a detailed checklist for the report with respect to the applicable period is completed and reviewed. Other than this change, there have been no changes in the internal controls during the period covered by this report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings
None.

Item 1A. Risk Factors
During the periods covered by this report, there were no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Desert Capital REIT’s Form S-11 Registration Statement, File No. 333-128885, registering the sale of up to 15,000,000 shares of Desert Capital’s common stock, was declared effective by the Securities and Exchange Commission on March 22, 2006. The offering commenced on April 1, 2006. The offering is a “best efforts” offering, and as of the date of the filing of this Form 10-Q, the offering is continuing. The dealer-manager for the offering is CMC Financial Services, Inc. The offering price is $15.00 per share, with discounts and commissions payable to the dealer-manager equaling $1.425 per share. The aggregate price of the 15,000,000 shares of common stock registered is $225,000,000. As of March 31, 2007 Desert Capital REIT has sold 1,709,039 shares, with an aggregate offering price of $25,573,300, and issued 327,641 shares pursuant to the dividend reinvestment plan.

From April 1, 2006 through March 31, 2007, Desert Capital has incurred offering expenses of approximately $2,558,861, consisting of $2,420,483 in commissions paid to CMC Financial Services, Inc., the dealer-manager, and $138,378 for legal, accounting, and filing fees resulting in total expenses of $2,558,861. Todd B. Parriott, the Chairman of the Board and Chief Executive Officer of Desert Capital is a director and principal of CMC Financial Services, Inc. The net offering proceeds to Desert Capital REIT after deducting total offering expenses as of March 31, 2007 are $23,014,439.

Of the $23,014,439 of net proceeds received from sales of Desert Capital REIT’s common stock as of March 31, 2007, $23,014,439 has been invested in loans secured by real estate.

Purchases of equity securities by the issuer and affiliated purchasers

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2007 - January 31, 2007	34,569	$10	34,569	(2)
February 1, 2007 - February 28, 2007	-	-	-	(2)
March 1, 2007 - March 31, 2007	2,334	$15	2,334	(2)
Total	36,903		36,903
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

Item 3. Defaults Upon Senior Securities
None.

Item 4. Submission of Matters to a Vote of Security Holders
None.

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

DESERT CAPITAL REIT, INC.

May 15, 2007	/s/ Todd B. Parriott
Todd B. Parriott,
Chairman of the Board, Chief Executive Officer, President and Chief Investment Officer (Principal Executive Officer)

May 15, 2007	/s/ Jonathan G. Arens
Jonathan G. Arens,
Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*Filed herewith

** Furnished herewith