Form 10-Q
period 2007-06-30
DESERT CAPITAL REIT INC
filed 2007-08-14
CIK 1274055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________

FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

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
Yes ☐ No ☑

The number of shares of the registrant's common stock, par value $0.01 per share, outstanding as of August 10, 2007 was 16,735,659.

DESERT CAPITAL REIT, INC.
FORM 10-Q
For the Quarter Ended June 30, 2007

Part I. Financial Information

Item 1. Financial Statements

DESERT CAPITAL REIT, INC.
Consolidated Balance Sheets

	June 30,	December 31,
	2007	2006
	(unaudited)
ASSETS
Mortgage investments - net	$149,905,538	$149,588,926
Loans held-for-sale	5,912,650	7,430,000
Real estate held-for-sale	16,576,275	-
Goodwill	13,388,555	13,388,555
Building and equipment - net	8,248,848	8,549,506
Land	1,820,000	1,820,000
Cash and cash equivalents	2,600,600	2,434,948
Interest receivable	1,621,168	1,661,370
Deferred financing costs	992,172	1,009,301
Investment in equity affiliates	1,928,000	928,000
Other	222,186	220,028

Total assets	$203,215,992	$187,030,634

LIABILITIES AND STOCKHOLDERS' EQUITY
Credit facility	$5,912,650	$7,430,000
Mortgage payable	6,505,925	6,541,112
Junior subordinated notes	30,928,000	30,928,000
Dividends payable	1,640,455	1,498,633
Accounts payable and accrued expenses	1,225,898	2,184,237

Total liabilities	46,212,928	48,581,982

Preferred stock, $0.01 par value: 15,000,000 shares
authorized, none outstanding	-	-
Common stock, $0.01 par value: 100,000,000 shares authorized; 16,470,864 and 15,061,896
shares issued and outstanding on June 30, 2007, and December 31, 2006, respectfully	164,708	150,619
Additional paid-in capital	160,134,835	140,441,542
Accumulated deficit	(3,296,479)	(2,143,509)

Total stockholders' equity	157,003,064	138,448,652

Total liabilities and stockholders' equity	$203,215,992	$187,030,634

The accompanying notes are an integral part of these consolidated financial statements.

DESERT CAPITAL REIT, INC.
Consolidated Statements of Operations
(unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
INTEREST INCOME:
Mortgage notes receivable	$5,507,878	$4,019,247	$11,078,756	$6,873,195
Other interest	168,762	160,597	308,167	316,940

Total interest income	5,676,640	4,179,844	11,386,923	7,190,135

INTEREST EXPENSE:
Interest expense	1,017,921	387,794	2,010,903	685,688

Total interest expense	1,017,921	387,794	2,010,903	685,688

Net interest income	4,658,719	3,792,050	9,376,020	6,504,447
Provision for loan losses	108,949	78,146	213,351	125,749

Net interest income after provision for loan loss	4,549,770	3,713,904	9,162,669	6,378,698

NON-INTEREST INCOME:
Loan brokerage fees	2,898,856	2,182,006	4,473,569	4,447,093
Service and other loan fees	339,193	442,736	786,029	1,013,071
Other	245,836	91,058	452,243	283,914

Total non-interest income	3,483,885	2,715,800	5,711,841	5,744,078

NON-INTEREST EXPENSE:
Compensation	618,725	554,339	1,219,434	1,020,796
Management fees	1,501,621	1,204,704	2,780,163	2,309,508
Professional fees	597,208	449,890	877,345	874,964
Insurance	99,950	106,811	207,289	214,059
Depreciation	195,641	107,938	391,282	214,966
Advertising	193,232	148,476	340,860	394,147
Other	350,081	254,047	564,412	554,055

Total non-interest expense	3,556,458	2,826,205	6,380,785	5,582,495

Net income before taxes	4,477,197	3,603,499	8,493,725	6,540,281

Income tax expense	127,011	60,215	197,188	60,215

Net income	$4,350,186	$3,543,284	$8,296,537	$6,480,066

Earnings per share - basic	$0.27	$0.26	$0.53	$0.52

Earnings per share - diluted	$0.27	$0.25	$0.53	$0.52

Weighted average outstanding shares - basic	16,127,702	13,874,554	15,722,839	12,372,565

Weighted average outstanding shares - diluted	16,154,387	13,901,221	15,752,839	12,400,890

The accompanying notes are an integral part of these consolidated financial statements.

DESERT CAPITAL REIT, INC.
Consolidated Statements of Cash Flows
(unaudited)
	Six Months
	Ended June 30,
	2007	2006
OPERATING ACTIVITIES
Net income	$8,296,537	$6,480,066
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	408,411	214,966
Stock based compensation	116,667	66,667
Provision for loan loss	213,351	125,749
Mortgage loans originated for sale	(27,303,050)	(27,560,300)
Mortgage loan sales	28,820,400	24,153,266
Net change in:
Interest receivable	40,202	(687,528)
Other assets	(2,158)	(177,901)
Deferred origination fees	130,576	1,022,233
Accounts payable	(989,902)	(694,114)

Net cash provided by operating activities	9,731,034	2,943,104

INVESTING ACTIVITIES
Investment in equity affiliates	(1,000,000)	(928,000)
Mortgage loans originated, net	(17,236,814)	(67,924,638)
Acquisition of building and equipment	(90,624)	(43,652)

Net cash used by investing activities	(18,327,438)	(68,896,290)

FINANCING ACTIVITIES
Proceeds (repayments) on credit facilities on mortgage loans held for sale, net	(1,517,350)	3,011,400
Repayments on credit facilities on mortgage investments, net	-	(5,000,000)
Principal repayments of mortgage loan	(35,187)	(55,638)
Proceeds on junior subordinated notes	-	30,928,000
Deferred financing costs	-	(993,545)
Issuance of common stock	20,339,129	47,295,877
Dividends on common stock	(6,812,949)	(4,728,524)
Offering costs paid	(2,058,883)	(4,314,893)
Shares redeemed and retired	(1,152,704)	(1,806,889)

Net cash provided by financing activities	8,762,056	64,335,788

Net increase (decrease) in cash and cash equivalents	165,652	(1,617,398)
Cash and cash equivalents at beginning of period	2,434,948	4,459,289
Cash and cash equivalents at end of period	$2,600,600	$2,841,891

Supplemental disclosure of cash flow information:

Cash paid for interest	$1,960,111	$500,322
Cash paid for taxes	250,000	670,000
Common stock issued for dividend reinvestment program	2,494,734	2,155,428
Common stock dividends declared but not paid	1,640,455	1,428,679
Foreclosed assets acquired in exchange for loans	16,576,275	-
Offering costs incurred but not paid	$73,936	$45,058

The accompanying notes are an integral part of these consolidated financial statements.

DESERT CAPITAL REIT, INC.
Consolidated Statements of Changes in Stockholders' Equity
For the six months ended June 30, 2007
(unaudited)

	Common Stock Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at December 31, 2006	15,061,896	$150,619	$140,441,542	$(2,143,509)	$138,448,652

Issuance of common stock	1,522,462	15,224	22,818,639	-	22,833,863

Offering costs	-	-	(2,090,446)	-	(2,090,446)
					-
Stock based compensation	-	-	116,667	-	116,667
					-
Stock redeemed & retired	(113,494)	(1,135)	(1,151,567)	-	(1,152,702)
					-
Dividends on common stock	-	-	-	(9,449,507)	(9,449,507)
					-
Net income	-	-	-	8,296,537	8,296,537

Balance at June 30, 2007	16,470,864	$164,708	$160,134,835	$(3,296,479)	$157,003,064

The accompanying notes are an integral part of these consolidated financial statements.

Desert Capital REIT, INC.
Notes to Consolidated Financial Statements
June 30, 2007
(Unaudited)
Note 1 - Organization

References herein to “we,” “us” “our” or the “Company” refer to Desert Capital REIT, Inc. and its subsidiaries unless the context specifically requires otherwise.

We are a Maryland corporation formed in December 2003 as a real estate investment trust ("REIT") that specializes in the origination and financing of short-term mortgage loans. We generally invest in 12 to 18 month, first and second lien mortgage loans, consisting of acquisition and development loans and construction loans to developers and builders of residential and commercial property. We derive our revenues primarily from interest payments received from mortgage investments funded with our equity capital and borrowed funds. Our principal business objective is to generate net income for distribution to our stockholders from the spread between interest income on our mortgage assets and the costs of financing the acquisition of these assets. This spread, net of operating expenses, provides both operating capital and distributable income. Our business depends on our access to external sources of financing at a cost we can absorb while still generating an attractive risk-adjusted return on the loans we acquire using the proceeds of our financings. Our business also depends on our ability to locate suitable investments to keep our capital fully deployed at favorable rates. We are externally managed and advised by Burton Management Company, Ltd. (“Burton”), a related party (see Note 12).

Substantially all of the loan origination and loan servicing is conducted through our wholly owned subsidiary, Consolidated Mortgage LLC. In addition to originating and servicing loans for us, Consolidated Mortgage also originates, brokers, and services mortgage loans to private investors. Consolidated Mortgage generates brokerage and other fees from the loans funded by its private investor-clients which provide additional cash flow to us. Due to the high amount and type of fees generated by Consolidated Mortgage it has been structured as a taxable REIT subsidiary (“TRS”) resulting in its income being subject to federal income and applicable state taxes at C corporation rates.  Consolidated Mortgage has 28 employees.

We qualified as a REIT under the Internal Revenue Code commencing with our taxable year ended December 31, 2004 and expect to continue to qualify for the current fiscal year. To maintain our tax status as a REIT, we plan to continue to distribute at least 90% of our taxable income to stockholders.

Basis of Presentation
The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the financial statements and the related management's discussion and analysis of financial condition and results of operations filed on Form 10-K for the fiscal year ended December 31, 2006. In our opinion, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2007 and 2006 are not necessarily indicative of results that may be expected for the entire year ending December 31, 2007.

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation
The consolidated financial statements include our accounts and those of the our subsidiaries, which are wholly-owned or controlled by us or entities which are variable interest entities (“VIE”) in which the Company is the primary beneficiary under Financial Accounting Standards Board (“FASB”) Interpretation No. 46R “Consolidation of Variable Interest Entities” (“FIN 46R”). All significant intercompany transactions and balances have been eliminated in consolidation.  Our interest in Desert Capital TRS Statutory Trust I (see Note 11) is accounted for using the equity method and the assets and liabilities are not consolidated into our financial statements due to our determination that Desert Capital TRS Statutory Trust I is a variable interest entity in which we are not the primary beneficiary under FIN 46R.

Reclassifications
Certain reclassifications have been made in the presentation of the 2006 consolidated financial statements to conform to the 2007 presentation.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the periods they are determined to be necessary.

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

Offering Costs
Costs attributable to securities offerings are charged against the proceeds of the offerings as a reduction to equity capital. These costs include legal and accounting fees to prepare the securities filing as well as the fees incurred in selling the securities, such as broker commissions paid to a related party (see Note 12).

Mortgage Investments and Loans Held-for-Sale
Mortgage investments are intended to be held to maturity and, accordingly are carried at cost, net of any unamortized deferred fees and costs, and any allowance for loan losses. Loans held-for-sale are carried at the lower of cost or market value.

Real Estate Held-for-Sale
Real estate held for sale includes real estate, which previously collateralized our loans that went into default, acquired through foreclosure or deed in lieu of foreclosure.  It will be carried at the lower of the recorded amount, inclusive of any senior indebtedness, or the property's estimated fair value, less estimated costs to sell, with fair value based on appraisals and knowledge of local market conditions. While pursuing foreclosure actions, we seek to identify potential purchasers of such property. It is not our intent to invest in or own real estate as a long-term investment. In accordance with Statement of Financial Accounting Standards (“FAS”) 144 -  Accounting for the Impairment or Disposal of Long Lived Assets (“FAS 144”),   we seek to sell properties acquired through foreclosure as quickly as circumstances permit. The carrying values of real estate held for sale are assessed on a regular basis from updated appraisals, comparable sales values or purchase offers.

Allowance for Loan Losses
Management monitors the delinquencies and defaults on the underlying mortgages and, if an impairment of the related mortgage loan is deemed to be other than temporary, the carrying value of the related mortgage loan will be reduced to fair value through a charge to the allowance for loan losses. An allowance for loan loss is reflected in our financial statements based upon an evaluation of known and inherent risks in our mortgage loans. The allowance is based on our assessment of numerous factors affecting our portfolio of mortgage assets including, but not limited to, current and projected economic conditions, delinquency status, credit losses to date on underlying mortgages and any remaining credit protection. Loan loss estimates are reviewed periodically and adjustments are reported in earnings when they become known. Actual losses, if any, could differ materially from these estimates.

Impairment Policy
We have adopted FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (FAS No. 144). Impairment is measured on a loan-by-loan basis on the fair value of the related collateral since all loans subject to this measurement are collateral dependent. There were no impairment losses recognized for the three and six months ended June 30, 2007 or 2006.

Recent Accounting Developments
In February 2007, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 159 (“FAS No. 159”), “The Fair Value Option for Financial Assets and Financial Liabilities.” FAS No. 159 provides entities with an irrevocable option to choose to measure most financial instruments, and certain other items at fair value with subsequent changes reported in earnings. FAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the effect, if any; the adoption of FAS No. 159 may have on our Consolidated Financial Statements.

Note 3 - Mortgage Investments
Mortgage investments represent first and second lien positions on acquisition and development, construction and commercial property loans.  The following table provides additional detail of our mortgage investments:

	June 30,	December 31,
	2007	2006
Acquisition and development loans	$115,586,230	$128,214,695
Construction loans	17,652,599	22,553,595
Commercial property	18,190,000	-
Unamortized deferred fees and costs	(862,975)	(732,399)
Allowance for loan losses	(660,316)	(446,965)

Mortgage investments - net	$149,905,538	$149,588,926

As of June 30, 2007 and December 31, 2006, approximately 21% and 22%, respectively, of the principal balance of the outstanding mortgage notes were secured by second liens. As of June 30, 2007 and December 31, 2006 the portfolio had a weighted average interest rate of 14% and 13.5%, respectively.

Our mortgage portfolio is primarily concentrated in the Southwestern United States. As of June 30, 2007 and December 31, 2006, 88% and 87%, respectively, of the principal balance of our portfolio was invested throughout Nevada, California, and Arizona. Our borrowers’ ability to repay our notes is dependent upon the real estate and general economic conditions in this area.

As of June 30, 2007 we had 20 loans in our portfolio from seven separate borrowers that were placed on nonaccrual status.  The aggregate balance of these loans was approximately $48.6 million of which our portion was approximately $25.5 million.  Our balance on these loans ranges from $0.1 million to $4.5 million. Of the 20 loans, 16 are first lien loans totaling $21million and 4 are second lien loans totaling $4.5 million.  These loans have been placed on non-accrual of interest status and are the subject of pending foreclosure proceedings. We believe that all principal will be recovered and therefore no losses have been recognized during the period.

Note 4 – Real Estate Held-for-sale
At June 30, 2007, we held three properties with an outstanding balance $22.3 million of which our portion is approximately $16.6 million, which were acquired through foreclosure, or deed in lieu of foreclosure, and recorded as investments in real estate held for sale.  One property, which represents $11.9 million of the total balance in real estate held-for-sale was acquired by deed in lieu of foreclosure from CM Land LLC, a related party (see Note 12).  These investments in real estate held for sale are accounted for at the lower of cost or fair value less costs to sell with fair value based on appraisals and knowledge of local market conditions. It is not our intent to invest in or own real estate as a long-term investment. We seek to sell properties acquired through foreclosure as quickly as circumstances permit.  Sales on all three of the properties are currently being negotiated.

Note 5 - Investment in Equity Affiliates
As of June 30, 2007 and December 31, 2006 we had $1,928,000 and $928,000 in investments in equity affiliates, respectively. In March 2007, we invested $1,000,000, representing equity and profits interest of 1.5%, in Teeny Development LLC, who is using the proceeds to develop a resort community near Lincoln City, OR. This investment is being accounted for under the cost method.

In June 2006, we invested $928,000 for 100% of the common shares of an affiliate entity which was formed to facilitate the issuance of $30,928,000 of junior subordinate notes. This entity pays dividends on both the common shares and preferred securities on a quarterly basis at a variable rate based on LIBOR.

Note 6 - Share Repurchase Plan
We have adopted a share repurchase plan where we may, at our option, repurchase the common stock presented for cash to the extent we have sufficient available proceeds from our DRIP to do so. For purposes of funding the Repurchase Plan, all proceeds from the DRIP for the applicable calendar quarter will be used by the reinvestment agent on our behalf to repurchase shares of our common stock pursuant to the terms of the Repurchase Plan. In addition, we may, at our discretion, use up to $100,000 per calendar quarter of the proceeds of the Offering for repurchases under the Repurchase Plan. However, at no time during any consecutive 12-month period would the number of shares repurchased by us under the Repurchase Plan exceed 5% of the number of outstanding shares of our common stock at the beginning of that 12-month period.  For the six months ended June 30, 2007 and 2006 we had repurchased  $1,152,702 and $1,806,890 of shares of common stock, respectively.

Note 7 - Building and Equipment
We own an office building in Henderson, NV, which serves as our corporate headquarters. Any space that is not utilized by us is leased to other companies. The total square footage of the building is approximately 40,000 square feet, and as of June 30, 2007, the building was approximately 89% leased.  The accumulated depreciation as of June 30, 2007 and December 31 2006 on this building was $462,875 and $344,685, respectively.

Building and equipment as of June 30, 2007 and December 31, 2006 are as follows:

	June 30,	December 31,
	2007	2006
Building	$7,665,859	$7,665,859
Equipment	126,314	126,314
Furniture and fixtures	445,639	445,639
Software	1,115,141	1,024,517
	9,352,953	9,262,329

Less accumulated depreciation	(1,104,105)	(712,823)
	$8,248,848	$8,549,506

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

Our taxable REIT subsidiaries are subject to federal, state, and local taxes. For the six months ended June, 2007 and 2006 we recorded $197,188, and $60,215 respectively, of income tax expense for income attributable to our taxable REIT subsidiary. For the six months ended June 30, 2007 our provision for income tax was comprised of a current provision of $106,832 and a deferred provision of $90,356, using an effective tax rate of 34%. We have recorded a net deferred tax liability of $196,510.

Note 9 - Earnings per Share

Basic earnings per share are calculated by dividing net income by the weighted average number of shares of common stock outstanding during each period. In accordance with FAS No. 128 “Earnings Per Share,” certain shares of nonvested restricted stock are not included in the calculation of basic EPS (even though shares of nonvested restricted stock are legally outstanding). Diluted earnings per share takes into account the effect of dilutive instruments, such as shares of unvested restricted common stock.

The following is a reconciliation of the denominator of the basic and diluted earnings per share computations for the three months ended June 30, 2007 and 2006.

	For the Three Months Ended		For the Three Months Ended
	June 30, 2007		June 30, 2006
	Basic	Diluted	Basic	Diluted
Net income	$4,350,186	$4,350,186	$3,543,284	$3,543,284

Weighted average number of common shares outstanding	16,127,702	16,127,702	13,874,554	13,874,554
Dilutive effect of unvested restricted shares	-	26,685	-	26,667

Total weighted average common shares outstanding	16,127,702	16,154,387	13,874,554	13,901,221

Earnings per common share	0.27	0.27	0.26	0.25

The following is a reconciliation of the denominator of the basic and diluted earnings per share computations for the six months ended June 30, 2007 and 2006.

	For the Six Months Ended		For the Six Months Ended
	June 30, 2007		June 30, 2006
	Basic	Diluted	Basic	Diluted
Net income	$8,296,537	$8,296,537	$6,480,066	$6,480,066

Weighted average number of common shares outstanding	15,722,839	15,722,839,	12,372,565	12,372,565
Dilutive effect of unvested restricted shares	-	30,000	-	28,325

Total weighted average common shares outstanding	15,722,839	15,752,839	12,372,565	12,400,890

Earnings per common share	0.53	0.53	0.52	0.52

Note 10 - Dividends
Our Board of Directors declares dividends payable monthly to stockholders of record at the close of business on the last day of each month, prorated to the date admitted as a stockholder. The following table lists the declaration dates and per share amounts for the first six months of 2007 and 2006:

	2007	2006
January 31	$0.10	$0.10
February 28	0.10	0.10
March 31	0.10	0.10
April 30	0.10	0.10
May 31	0.10	0.10
June 30	0.10	0.10
Total	$0.60	$0.60

Note 11 - Debt
Credit Facility
We have a $7.50 million secured revolving credit facility with Bank of Nevada that expires in August 2007.  Subsequent to quarter end we have extended this credit facility, under the same terms, through November 2007.  The facility is drawn upon for short term funding requirements. Amounts drawn under this facility bear interest at a rate equal to prime plus 75 basis points and must be repaid within 90 days.  Amounts drawn under this facility generally are secured by the corresponding loan that is being funded. The interest rate on this facility at June 30, 2007 was 9.00%. At June 30, 2007 we had $5.91 million outstanding and $1.59 million available under this facility. The principal amount of loans pledged as collateral for this facility on June 30, 2007 was $5.91 million. We were in compliance with all financial covenants related to this credit facility as of June 30, 2007.

Mortgage Loan Payable
We have one mortgage loan with an outstanding principal balance of $6.51 million and a variable rate of interest equal to prime that is being fully amortized and matures in 2026. The prime interest rate on June 30, 2007 was 8.25%. The mortgage was used to finance the acquisition and construction of our office building in Henderson, NV. Our office building, which had a carrying amount on June 30, 2007 of $7.18 million, serves as collateral for this mortgage. We were in compliance with all financial covenants related to this mortgage as of June 30, 2007.

Junior Subordinated Notes
In June, 2006 we completed the issuance of $30.00 million in unsecured trust preferred securities through a newly formed Delaware statutory trust, Desert Capital TRS Statutory Trust I, which is our wholly owned subsidiary.  The securities bear interest at a floating rate based on the three-month LIBOR plus 400 basis points, which was 9.36% on June 30, 2007.

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

Our interest in Desert Capital TRS Statutory Trust I is accounted for using the equity method and the assets and liabilities of Desert Capital TRS Statutory Trust I are not consolidated into our financial statements.  Interest on the junior subordinated notes is included in interest expense on our consolidated income statements while the junior subordinated notes are presented as a separate item in our consolidated balance sheet. We were in compliance with all financial covenants related to the junior subordinated notes as of June 30, 2007.

Note 12 - Commitments and Related Parties
We have contracted with Burton to serve as advisor for the Company. Burton oversees the day-to-day operations including asset, liability and capital management. In lieu of paying salaries to our officers, we compensate Burton pursuant to an advisory agreement that entitles Burton to a base management fee, incentive compensation and reimbursement of expenses. The officers and owners of Burton are also our executive officers. The annual base management compensation is 1% of the first $200 million of average invested assets plus 0.8% of the average invested assets in excess of $200 million to be paid quarterly. The base management fee for the three and six months ended June 30, 2007 was $401,866 and $781,106, respectively, and for the three and six months ended June 30, 2006 was $274,040 and $474,925, respectively, and $136,219 and $100,531 remained payable on June 30, 2007 and 2006, respectively. The incentive compensation is a tiered percentage of the amount of our net income (taxable income) excluding capital losses, before deducting incentive compensation less a threshold return, which is the net income that would produce an annualized return on our average invested assets equal to the 10-year U.S. Treasury rate plus 1.0%. The tiered percentage is the weighted average of 20% of the first $200 million of average invested assets and 10% of the excess over $200 million of average invested assets. The incentive compensation is calculated quarterly and any positive quarterly incentive amount shall be paid by us, along with the base management compensation, within 15 days of receipt of the computations. Incentive compensation for the three and six months ended June 30, 2007 was $297,898 and $686,056, respectively, and for the three and six months ended June 30, 2006 was $341,575 and $642,552,  respectively, and $151,183 and $82,253 remained payable on June 30, 2007 and 2006, respectively.

Consolidated Mortgage has a management agreement in place with ARJ Management (“ARJ”), a company of which Todd Parriott is president, director and controlling shareholder, pursuant to which ARJ is paid a management fee equal to 33% of Consolidated Mortgage's pre-tax net income. The fee is calculated and paid monthly. The management fee, calculated before consolidation, for the three and six months ended June 30, 2007 was $860,383 and $1,356,526, respectively, and for the three and six months ended June 30, 2006 was $720,306 and $1,532,776, respectively. Upon consolidation of the financial statements $58,527 and $131,217 was eliminated leaving an expense reported in the financial statements of $801,857 and $589,089 for the three months ended June 30, 2007 and 2006, respectively, and $43,525 and $340,744 was eliminated leaving expense reported in the financial statements of $1,313,000 and $1,192,031 for the six months ended June 30, 2007 and 2006, respectively, and $109,706 and $326,599 remained payable on June 30, 2007 and 2006.

The dealer-manager of our offering of common stock, CMC Financial Services, Inc. (“CMCFS”) directs and oversees the sale of our equity securities. CMCFS receives a marketing support fee and sales commissions based on the number of shares of common stock sold. CMCFS contracts with third party broker-dealers to have a larger sales distribution of equity securities, and compensates them out of the sales commissions and marketing support fees received from us. The dealer-manager is an affiliate of both Burton and us, because the owners of CMCFS are also our executive officers. CMCFS earned gross sales commissions and marketing support fees for the three and six months ended June 30, 2007 of $988,600 and $1,928,717, respectively, and for the three and six months ended June 30, 2006 was $245,802 and $4,212,002, respectively, and zero and $30,726 remained payable on June 30, 2007 and 2006, respectively. CMCFS paid a substantial portion of these fees to third party broker-dealers.

CMCFS also has an agreement in place with Consolidated Mortgage to provide investors for loans brokered and serviced by Consolidated Mortgage for a fee equal to 25 basis points of every dollar raised. The fee is calculated and paid monthly. The fee pursuant to this agreement, calculated before consolidation, for the three and six months ended June 30, 2007 was $232,428 and $364,030, respectively, and for the three and six months ended June 30, 2006 was $282,776 and $509,704, respectively. Upon consolidation of the financial statements $61,588 and $107,587, $86,095 and $173,119 was eliminated leaving an expense reported in the financial statements of $170,840 and $256,443, respectively, for the three and six months ended June 30, 2007, and $196,681 and $336,585 for the three and six months ended June 30, 2006, respectively, and $28,999 and zero remained payable on June 30, 2007 and 2006, respectively.

In September 2005, a third-party borrower asked the Company to enter into a land banking transaction, meaning that the Company would purchase a tract of land, and simultaneously enter into an option contract with the borrower, pursuant to which the borrower would purchase smaller parcels of the initial tract from us over time at a specified price, until it had purchased the entire initial tract.   Due to the rules with which we must comply to maintain our REIT status, actual title to that land had to be owned by a separate entity and could not be held by the Company. As an accommodation to the Company and the third-party borrower, our Chairman and CEO and CFO formed a company called CM Land, LLC for the specific purpose of holding title to that land. We initially funded $10.2 million of the purchase price of approximately $80 million via a loan to CM Land, LLC secured by the property. At June 30, 2007, and December 31, 2006 the outstanding loans had a remaining balance of approximately $1.7 million and $15.2 million, respectively, with an average interest rate of 15.5%.  The loan matures in August 2007. No fees were paid to CM Land, LLC or its principals in connection with this transaction and it was reviewed and approved by an independent committee of the board of directors.

In May 2007, the borrower did not exercise its option under the contract to purchase the remaining portion of the land. As a result, we took title to the property directly and have recorded the remaining carrying balance as Land Held for Sale. The property is currently under contract for resale at a price in excess of the remaining carrying value.  The sale is scheduled to close in December 2007, but there is no assurance that this sale will be consummated.

We lease office space to Burton, CMCFS, and Residential Capital Mortgage under noncancelable operating leases which expire in July 2010. The total rents received from related parties for the three and six months ended June 30, 2007 and 2006 was $80,371 and $160,742, $79,985 and $159,970, respectively.

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

General
We are a Maryland corporation formed in December 2003 as a real estate investment trust ("REIT") that specializes in the origination and financing of short-term mortgage loans. We generally invest in 12 to 18 month, first and second lien mortgage loans, consisting of acquisition and development loans and construction loans to developers and builders of residential and commercial property. We derive our revenues primarily from interest payments received from mortgage investments funded with our equity capital and borrowed funds. Our principal business objective is to generate net income for distribution to our stockholders from the spread between interest income on our mortgage assets and the costs of financing the acquisition of these assets. This spread, net of operating expenses, provides both operating capital and distributable income. Our business depends on our access to external sources of financing at a cost we can absorb while still generating an attractive risk-adjusted return on the loans we acquire using the proceeds of our financings. Our business also depends on our ability to locate suitable investments to keep our capital fully deployed at favorable rates. We are externally managed and advised by Burton Management Company, Ltd., a related party (see Note 12 to the financial statements).

Substantially all of the loan origination and loan servicing is conducted through our wholly owned subsidiary, Consolidated Mortgage LLC. In addition to originating and servicing loans for us, Consolidated Mortgage also originates, brokers, and services mortgage loans to private investors. Consolidated Mortgage generates brokerage and other fees from the loans funded by its private investor-clients which provides additional cash flow to us. Due to the high amount and type of fees generated by Consolidated Mortgage it has been structured as a taxable REIT subsidiary (“TRS”) resulting in its income being subject to federal income and applicable state taxes at C corporation rates.  Consolidated Mortgage has 28 employees.

We qualified as a REIT under the Internal Revenue Code commencing with our taxable year ended December 31, 2004 and expect to continue to qualify for the current fiscal year. To maintain our tax status as a REIT, we plan to continue to distribute at least 90% of our taxable income to stockholders.

Outlook
Our business strategy of originating and holding commercial mortgages is affected by the commercial real estate fundamentals and the overall U.S. economic environment. Further, our strategy is influenced by the specific characteristics of the underlying real estate assets that serve as collateral for our loans. We have designed our strategy to be flexible so that we can adjust our portfolio weightings given changes in the U.S. commercial real estate market and the U.S. economy.

The deterioration of the market for home loans has had a detrimental effect on the ability of our borrowers to sell homes securing some of our loans.  As a result we have seen an increase in the number of loans in default.  During the quarter, we foreclosed on or took back properties through deeds in lieu of foreclosure aggregating $16.6 million, including $11.9 million of property remaining on our loan to CM Land LLC, a related party (see Note 12 to the financial statements).  We believe that values of this and the other properties taken back exceed the carrying amounts of the original loans.  The deterioration of the credit markets affects our borrowers’ ability to service their loans, but does not affect our ability to continue to fund our loans.  These defaults present real opportunities and will require time to work through, but should not ultimately have a negative impact on the Company in the longer term.  Loan originations to our private investors through Consolidated Mortgage are expected to decline until a greater sense of stability returns to the mortgage and credit markets.

During the first six months of 2007 we have increased the amount of Commercial Property loans in our portfolio from $0 on December 31, 2006 to approximately $18.2 million on June 30, 2007.  We believe that the commercial property market is currently stronger than the residential home market and have adjusted our portfolio accordingly. We will continue to analyze the market in the future and adjust the type of loans that we fund as circumstances change.

The following discussion related to our consolidated financial statements should be read in conjunction with the financial statements appearing in Item 1 of this Quarterly Report on Form 10-Q.

 Results of Operations

Comparison of the three months ended June 30, 2007 compared to three months ended June 30, 2006.

Revenues

Interest income increased $1.5 million, or 36%, to $5.7 million in the second quarter of 2007 from $4.2 million for the three months ended June 30, 2006. This increase was due to a 50% increase in the average balance of the loan portfolio from $107.1 million for the quarter ended June 30, 2006 to $160.2 million in the same period in 2007. This was a result of increased loan funding as a result of the ongoing sale of our equity securities. The average yield on mortgage investments decreased 57 basis points to 13.0% for the quarter ended June 30, 2007 from 13.5% in the same period in 2006.  This decrease in yield was a result of a $25.5 million increase in the balance of nonperforming loans to $25.5 million at June 30, 2007 compared to zero at June 30, 2006.

Non-interest income increased $0.8 million, or 30%, to $3.5 million in the second quarter of 2007 from $2.7 million for the same period in 2006. This increase was primarily due to an increase in the principal amount of loans brokered and extension fees collected in the second quarter of 2007.

Expenses

Interest expense increased $0.6 million, or 150%, to $1.0 million in the second quarter of 2007 from $0.4 million for the same period in 2006. This increase was due to a 127% increase in the cost of the average debt financing on our loan portfolio from $19.5 million for the quarter ended June 30, 2006 to $44.3 million for the same period in 2007. This increase was due to greater borrowing for loan originations and an increase in the average interest rate from 7.3% in the second quarter of 2006 to 8.9% in the same period in 2007.

Non-interest expenses increased $0.8 million, or 29%, to $3.6 million in the second quarter of 2007 from $2.8 million for the same period in 2006. This increase was primarily due to an increase in management fees, an increase in employee and board compensation, an increase in professional fees, as well as an increased amount of depreciation for the quarter.

Comparison of the six months ended June 30, 2007 compared to six months ended June 30, 2006.

Revenues

Interest income increased $4.2 million, or 58%, to $11.4 million in the first six months of 2007 from $7.2 million for the six months ended June 30, 2006. This increase was due to a 67% increase in the average balance of the loan portfolio from $93.4 million for the six months ended June 30, 2006 to $155.7 million in the same period in 2007. This was a result of increased loan funding as a result of the ongoing sale of our equity securities and an increase in the amount of borrowed funds. The average yield on mortgage investments decreased 50 basis points to 13% for the six months ended June 30, 2007 from 13.5% in the same period in 2006. This decrease in yield was a result of a $25.5 million increase in the balance of nonperforming loans to $25.5 million at June 30, 2007 compared to zero at June 30, 2006.

Non-interest income remained relatively flat at $5.7 million for the first six months of 2007 compared to $5.7 million for the same period in 2006. This amount of loans originated and fees collected was similar in the first six months of 2007 and 2006.

Expenses

Interest expense increased $1.3 million, or 186%, to $2.0 million in the first six months of 2007 from $0.7 million for the same period in 2006. This increase was due to a 162% increase in the cost of the average debt financing on our loan portfolio from $16.8 million for the six months ended June 30, 2006 to $44.0 million for the same period in 2007. This increase was due to greater borrowing for loan originations and an increase in the average interest rate from 7.2% in the first six months of 2006 to 8.9% in the same period in 2007.

Non-interest expenses increased $0.8 million or 14%, to $6.4 million in the first six months of 2007 from $5.6 for the same period in 2006. This increase was primarily due to an increase in management fees, an increase in employee and board compensation, as well as an increased amount of depreciation expense.

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

Net cash provided by operating activities for the three months ended June 30, 2007, was approximately $9.73 million, which was primarily generated from interest on our mortgage notes receivable and fees generated from originating and servicing loans. We expect cash flows from operating activities to increase as we continue to invest proceeds from our equity offering into mortgage loans and generate additional origination fees.

We have a $7.50 million secured revolving credit facility with a term of one year that expires in August 2007.  Subsequent to quarter end we have extended this credit facility, under the same terms, through November 2007.  The facility is drawn upon for short term funding requirements. Amounts drawn under this facility bear interest at a rate equal to prime plus 75 basis points and must be repaid within 90 days.  Amounts drawn under this facility are secured by the corresponding loan that is being funded. The interest rate on this facility at June 30, 2007 was 9.00%. At June 30, 2007 we had $5.91 million outstanding and $1.59 million available under this facility. We were in compliance with all debt covenants related to this credit facility as of June 30, 2007.

In June 2006 we completed the issuance of $30.00 million in unsecured trust preferred securities through a newly formed Delaware statutory trust, Desert Capital TRS Statutory Trust I, which is our wholly owned subsidiary.  The securities bear interest at a floating rate based on the three-month LIBOR plus 400 basis points, which was 9.36% on June 30, 2007.

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

In April 2006 we commenced the second public offering of our common stock. Through June 30, 2007, we received gross proceeds of $36.0 million. These proceeds were used to invest in mortgage loans and pay offering expenses.

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

Real Estate Held-for-Sale
Real estate held for sale includes real estate, which previously collateralized our loans that went into default, acquired through foreclosure or deed in lieu of foreclosure.  It will be carried at the lower of the recorded amount, inclusive of any senior indebtedness, or the property's estimated fair value, less estimated costs to sell, with fair value based on appraisals and knowledge of local market conditions. While pursuing foreclosure actions, we seek to identify potential purchasers of such property. It is not our intent to invest in or own real estate as a long-term investment. In accordance with Statement of Financial Accounting Standards (“FAS”) 144 -  Accounting for the Impairment or Disposal of Long Lived Assets (“FAS 144”),   we seek to sell properties acquired through foreclosure as quickly as circumstances permit. The carrying values of real estate held for sale are assessed on a regular basis from updated appraisals, comparable sales values or purchase offers.

Allowance for Loan Losses
Management monitors the delinquencies and defaults on the underlying mortgages and, if an impairment of the related mortgage loan is deemed to be other than temporary, the carrying value of the related mortgage loan will be reduced to fair value through a charge to the allowance for loan losses. An allowance for loan loss is reflected in our financial statements based upon an evaluation of known and inherent risks in our mortgage loans. The allowance is based on our assessment of numerous factors affecting our portfolio of mortgage assets including, but not limited to, current and projected economic conditions, delinquency status, credit losses to date on underlying mortgages and any remaining credit protection. Loan loss estimates are reviewed periodically and adjustments are reported in earnings when they become known. Actual losses, if any, could differ materially from these estimates.

Impairment Policy
We have adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144). Impairment is measured on a loan-by-loan basis on the fair value of the related collateral since all loans subject to this measurement are collateral dependent. There were no impairment losses recognized for the three or six months ended June 30, 2007 or 2006.

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

Based on the loans and liabilities as of June 30, 2007, and assuming the balances of these loans and liabilities remain unchanged for the subsequent twelve months, a 1% increase in interest rates would decrease our annual net income and cash flows by approximately $0.43 million. This is due to our fixed rate investments and variable rate debt. Based on the loans and liabilities as of June 30, 2007, and assuming the balances of these loans and liabilities remain unchanged for the subsequent twelve months, a 1% decrease in interest rates would increase our annual net income and cash flows by approximately $0.43 million. This again is due to our fixed rate investments and variable rate debt.

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

Item 4. Controls and Procedures
As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including the our principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of the end of the period covered by this report.

During the last quarter our previous CFO, Jonathan Arens, transitioned into the co-COO position and G. Steven Dawson was appointed CFO.  As CFO, Mr. Dawson is responsible for overseeing the financial reporting process.  Other than this change, there have been no changes in the internal controls during the period covered by this report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings
None.

Item 1A. Risk Factors
During the periods covered by this report, there were no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Desert Capital REIT’s Form S-11 Registration Statement, File No. 333-128885, registering the sale of up to 15,000,000 shares of Desert Capital’s common stock, was declared effective by the Securities and Exchange Commission on March 22, 2006. The offering commenced on April 1, 2006. The offering is a “best efforts” offering, and as of the date of the filing of this Form 10-Q, the offering is continuing. The dealer-manager for the offering is CMC Financial Services, Inc. The offering price is $15.00 per share, with discounts and commissions payable to the dealer-manager equaling $1.425 per share. The aggregate price of the 15,000,000 shares of common stock registered is $225,000,000. As of June 30, 2007 Desert Capital REIT has sold 2,404,061 shares, with an aggregate offering price of $35,997,005, and issued 412,744 shares pursuant to the dividend reinvestment plan.

From April 1, 2006 through June 30, 2007, Desert Capital REIT has incurred offering expenses of approximately $3,656,706, consisting of $3,409,083 in commissions paid to CMC Financial Services, Inc., the dealer-manager, and $247,623 for legal, accounting, and filing fees resulting in total expenses of $3,656,706. Todd B. Parriott, the Chairman of the Board and Chief Executive Officer of Desert Capital REIT is a director and principal of CMC Financial Services, Inc. The net offering proceeds to Desert Capital REIT after deducting total offering expenses as of June 30, 2007 are $32,340,299.

All of the $32,340,299 of net proceeds received from sales of Desert Capital REIT’s common stock as of June 30, 2007 has been invested in loans secured by real estate.

Purchases of equity securities by the issuer and affiliated purchasers

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2007 - April 30, 2007	29,570	$9.80	29,570	(2)
May 1, 2007 - May 31, 2007	-	-	-	(2)
June 1, 2007 - June 30, 2007	47,021	$9.61	47,021	(2)
Total	76,591		76,591
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

DESERT CAPITAL REIT, INC.

August 14, 2007	/s/ Todd B. Parriott
Todd B. Parriott,
Chairman of the Board, Chief Executive Officer, President and Chief Investment Officer (Principal Executive Officer)

August 14, 2007	/s/ G. Steven Dawson
G. Steven Dawson,
Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*Filed herewith

** Furnished herewith