Form 10-Q
period 2007-09-30
DESERT CAPITAL REIT INC
filed 2007-11-14
CIK 1274055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________

FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

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
Yes ☐ No ☑

The number of shares of the registrant's common stock, par value $0.01 per share, outstanding as of November 12, 2007 was 16,880,056.

DESERT CAPITAL REIT, INC.
FORM 10-Q
For the Quarter Ended September 30, 2007

Part I. Financial Information

Item 1. Financial Statements

DESERT CAPITAL REIT, INC.
Consolidated Balance Sheets

	September 30,	December 31,
	2007	2006
	(unaudited)
ASSETS
Mortgage investments - net	$151,057,633	$149,588,926
Loans held-for-sale	5,562,000	7,430,000
Real estate held-for-sale - net	11,284,182	-
Goodwill	13,388,555	13,388,555
Building and equipment - net	8,160,236	8,549,506
Land	1,820,000	1,820,000
Cash and cash equivalents	6,944,325	2,434,948
Interest receivable	1,488,099	1,661,370
Deferred financing costs	983,608	1,009,301
Investment in equity affiliates	1,928,000	928,000
Other	627,544	220,028

Total assets	$203,244,182	$187,030,634

LIABILITIES AND STOCKHOLDERS' EQUITY
Credit facility	$5,562,000	$7,430,000
Mortgage payable	6,489,993	6,541,112
Junior subordinated notes	30,928,000	30,928,000
Dividends payable	1,695,609	1,498,633
Accounts payable and accrued expenses	1,221,132	2,184,237

Total liabilities	45,896,734	48,581,982

Preferred stock, $0.01 par value: 15,000,000 shares
authorized, none outstanding	-	-
Common stock, $0.01 par value: 100,000,000 shares authorized; 16,769,163 and 15,061,896
shares issued and outstanding on September 30, 2007, and December 31, 2006, respectfully	167,692	150,619
Additional paid-in capital	164,760,791	140,441,542
Accumulated deficit	(7,581,035)	(2,143,509)

Total stockholders' equity	157,347,448	138,448,652

Total liabilities and stockholders' equity	$203,244,182	$187,030,634

The accompanying notes are an integral part of these consolidated financial statements.

DESERT CAPITAL REIT, INC.
Consolidated Statements of Operations
(unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
INTEREST INCOME:
Mortgage investments	$4,410,062	$5,139,279	$15,488,818	$12,012,474
Other interest	170,633	235,576	478,800	552,515

Total interest income	4,580,695	5,374,855	15,967,618	12,564,989

INTEREST EXPENSE:
Interest expense	1,032,804	963,772	3,043,706	1,650,748

Total interest expense	1,032,804	963,772	3,043,706	1,650,748

Net interest income	3,547,891	4,411,083	12,923,912	10,914,241
Provision for loan losses	1,585,080	75,452	1,798,431	201,201

Net interest income after provision for loan loss	1,962,811	4,335,631	11,125,481	10,713,040

NON-INTEREST INCOME:
Loan brokerage fees	1,223,177	1,615,538	5,696,746	6,062,631
Service and other loan fees	231,893	339,565	1,017,923	1,352,636
Other	342,198	175,734	794,441	458,662

Total non-interest income	1,797,268	2,130,837	7,509,110	7,873,929

NON-INTEREST EXPENSE:
Compensation	705,443	557,464	1,924,877	1,578,260
Management fees	505,986	1,199,717	3,286,149	3,509,225
Professional fees	502,819	373,135	1,380,165	1,248,099
Insurance	116,039	104,849	323,328	318,907
Depreciation	195,641	108,159	586,923	323,125
Advertising	350,453	128,121	691,313	552,268
Other	273,215	264,701	837,627	786,483

Total non-interest expense	2,649,596	2,736,146	9,030,382	8,316,367

Net income before taxes	1,110,483	3,730,322	9,604,209	10,270,602

Income tax expense	369,915	95,310	567,103	155,524

Net income	$740,568	$3,635,012	$9,037,106	$10,115,078

Earnings per share - basic	$0.04	$0.26	$0.56	$0.78

Earnings per share - diluted	$0.04	$0.26	$0.56	$0.78

Weighted average outstanding shares - basic	16,707,393	14,160,322	16,053,992	12,975,033

Weighted average outstanding shares - diluted	16,747,103	14,191,771	16,087,252	13,004,410

The accompanying notes are an integral part of these consolidated financial statements.

DESERT CAPITAL REIT, INC.
Consolidated Statements of Cash Flows
(unaudited)
	Nine Months
	Ended September 30,
	2007	2006
OPERATING ACTIVITIES
Net income	$9,037,106	$10,115,078
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	612,616	323,125
Stock based compensation	200,000	108,333
Provision for loan loss	1,798,431	201,201
Mortgage loans originated for sale	(35,177,750)	(34,271,400)
Mortgage loan sales	37,045,750	31,469,973
Net change in:
Interest receivable	173,271	(937,150)
Other assets	(407,516)	(6,219)
Deferred origination fees	(281,545)	817,841
Accounts payable	(936,997)	(137,885)

Net cash provided by operating activities	12,063,366	7,682,897

INVESTING ACTIVITIES
Investment in equity affiliates	(1,000,000)	(928,000)
Mortgage loans originated, net	(14,269,775)	(71,737,670)
Acquisition of building and equipment	(197,653)	(465,416)

Net cash used by investing activities	(15,467,428)	(73,131,086)

FINANCING ACTIVITIES
(Repayments) proceeds on credit facilities on mortgage loans held for sale, net	(1,868,000)	2,120,300
Repayments on credit facilities on mortgage investments, net	-	(5,000,000)
Principal repayments of mortgage loan	(51,119)	(71,690)
Proceeds on junior subordinated notes	-	30,928,000
Deferred financing costs	-	(1,017,865)
Issuance of common stock	26,601,286	51,890,394
Dividends on common stock	(10,485,194)	(7,756,427)
Offering costs paid	(2,851,759)	(4,745,287)
Shares redeemed and retired	(3,431,775)	(2,035,307)

Net cash provided by financing activities	7,913,439	64,312,118

Net increase (decrease) in cash and cash equivalents	4,509,377	(1,136,071)
Cash and cash equivalents at beginning of period	2,434,948	4,459,289
Cash and cash equivalents at end of period	$6,944,325	$3,323,218

Supplemental disclosure of cash flow information:

Cash paid for interest	$3,040,757	$1,068,169
Cash paid for taxes	668,824	870,000
Common stock issued for dividend reinvestment program	3,792,461	3,379,187
Common stock dividends declared but not paid	1,695,609	1,435,060
Foreclosed assets acquired in exchange for loans	12,596,559	-
Offering costs incurred but not paid	$16,464	$59,000

The accompanying notes are an integral part of these consolidated financial statements.

DESERT CAPITAL REIT, INC.
Consolidated Statements of Changes in Stockholders' Equity
For the nine months ended September 30, 2007
(unaudited)

	Common Stock Number of Shares	Common Stock Par Value	Additional Paid - in Capital	Accumulated Deficit	Total
Balance at December 31, 2006	15,061,896	$150,619	$140,441,542	$(2,143,509)	$138,448,652

Issuance of common stock	2,026,504	20,265	30,373,482	-	30,393,747

Offering costs	-	-	(2,825,850)	-	(2,825,850)

Stock based compensation	20,000	200	200,000	-	200,200

Stock redeemed & retired	(339,237)	(3,392)	(3,428,383)	-	(3,431,775)

Dividends on common stock	-	-	-	(14,474,632)	(14,474,632)

Net income	-	-	-	9,037,106	9,037,106

Balance at September 30, 2007	16,769,163	$167,692	$164,760,791	$(7,581,035)	$157,347,448

The accompanying notes are an integral part of these consolidated financial statements.

Desert Capital REIT, INC.
Notes to Consolidated Financial Statements
September 30, 2007
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

Substantially all of the loan origination and loan servicing is conducted through our wholly owned subsidiary, Consolidated Mortgage LLC. In addition to originating and servicing loans for us, Consolidated Mortgage also originates, brokers, and services mortgage loans to private investors. Consolidated Mortgage generates brokerage and other fees from the loans funded by its private investor-clients which provide additional cash flow to us. Due to the high amount and type of fees generated by Consolidated Mortgage it has been structured as a taxable REIT subsidiary (“TRS”) resulting in its income being subject to federal income and applicable state taxes at C corporation rates.  Consolidated Mortgage has 26 employees.

We qualified as a REIT under the Internal Revenue Code commencing with our taxable year ended December 31, 2004 and expect to continue to qualify for the current fiscal year. To maintain our tax status as a REIT, we plan to continue to distribute at least 90% of our taxable income to stockholders.

Basis of Presentation
The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the financial statements and the related management's discussion and analysis of financial condition and results of operations filed on Form 10-K for the fiscal year ended December 31, 2006. In our opinion, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2007 and 2006 are not necessarily indicative of results that may be expected for the entire year ending December 31, 2007.

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

Real Estate Held-for-Sale
Real estate held for sale includes real estate, which previously collateralized our loans that went into default, acquired through foreclosure or deed in lieu of foreclosure.  It will be carried at the lower of the original loan amount (which represents the cost of the property), inclusive of any senior indebtedness, or the property's estimated fair value, less estimated costs to sell, with fair value based on appraisals and knowledge of local market conditions. While pursuing foreclosure actions, we seek to identify potential purchasers of such property. It is not our intent to invest in or own real estate as a long-term investment, we seek to sell properties acquired through foreclosure as quickly as circumstances permit. The carrying values of real estate held for sale are assessed on a regular basis from updated appraisals, comparable sales values or purchase offers.

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

Note 3 - Mortgage Investments
Mortgage investments represent first and second lien positions on acquisition and development, construction and commercial property loans.  The following table provides additional detail of our mortgage investments:

	September 30,	December 31,
	2007	2006
Acquisition and development loans	$111,475,562	$128,214,695
Construction loans	21,929,620	22,553,595
Commercial property (completed buildings)	18,212,800	-
Unamortized deferred fees and costs	(450,854)	(732,399)
Allowance for loan losses	(109,495)	(446,965)

Mortgage investments - net	$151,057,633	$149,588,926

As of September 30, 2007 and December 31, 2006, approximately 18% and 22%, respectively, of the principal balance of the outstanding mortgage notes were secured by second liens. As of September 30, 2007 and December 31, 2006 the portfolio had a weighted average interest rate of 14% and 13.5%, respectively.

Our mortgage portfolio is primarily concentrated in the Southwestern United States. As of September 30, 2007 and December 31, 2006, 88% and 87%, respectively, of the principal balance of our portfolio was invested throughout Nevada, California, and Arizona. Our borrowers’ ability to repay our notes is dependent upon the real estate and general economic conditions in this area.

As of September 30, 2007 we had 44 loans in our portfolio from ten separate borrowers that were placed on nonaccrual status.  The aggregate balance of these loans was approximately $100.6 million of which our portion was approximately $37.4 million, net of allowance for loan losses of approximately $0.1 million, and the remaining balance is held by private investors.  Our balance on these loans ranges from $4,000 to $6.0 million. Of the 44 loans, 40 are first lien loans totaling $34.9 million and 4 are second lien loans totaling $2.5 million.  These loans have been placed on non-accrual of interest status and are the subject of pending foreclosure proceedings.  See subsequent event footnote (Note 13).

Note 4 – Real Estate Held-for-sale
At September 30, 2007, we held three properties that we acquired through foreclosure, or deed in lieu of foreclosure.  These properties have a combined carrying balance of $29.1 million, of which our portion is approximately $11.3 million, net of write downs of approximately $1.3 million.  The remaining carrying balance of these properties is held by private investors.  One property, which represents $10.7 million of the total balance in real estate held-for-sale, was acquired by deed in lieu of foreclosure from CM Land LLC, a related party (see Note 12 of the financial statements).  These investments in real estate held-for-sale are accounted for at the lower of cost or fair value less costs to sell with fair value based on appraisals and knowledge of local market conditions.  We seek to sell properties acquired through foreclosure as quickly as circumstances permit.  Sales on all three of the properties are currently being negotiated.

Note 5 - Investment in Equity Affiliates
As of September 30, 2007 and December 31, 2006 we had $1,928,000 and $928,000 in investments in equity affiliates, respectively. In March 2007, we invested $1,000,000, representing equity and profits interest of 1.5%, to develop a resort community near Lincoln City, OR. This investment is being accounted for under the cost method.

In June 2006, we invested $928,000 for 100% of the common shares of an affiliate entity which was formed to facilitate the issuance of $30,928,000 of junior subordinate notes. This entity pays dividends on both the common and preferred securities on a quarterly basis at a variable rate based on LIBOR.

Note 6 - Share Repurchase Plan
We have adopted a share repurchase plan where we may, at our option, repurchase the common stock presented for cash to the extent we have sufficient available proceeds from our DRIP to do so. For purposes of funding the Repurchase Plan, all proceeds from the DRIP for the applicable calendar quarter will be used by the reinvestment agent on our behalf to repurchase shares of our common stock pursuant to the terms of the Repurchase Plan. In addition, we may, at our discretion, use up to $100,000 per calendar quarter of the proceeds of the Offering for repurchases under the Repurchase Plan. However, at no time during any consecutive 12-month period would the number of shares repurchased by us under the Repurchase Plan exceed 5% of the number of outstanding shares of our common stock at the beginning of that 12-month period.  For the nine months ended September 30, 2007 and 2006 we had repurchased $3,431,775 and $2,035,307 of common stock, respectively.

Note 7 - Building and Equipment
We own an office building in Henderson, NV, which serves as our corporate headquarters. Any space that is not utilized by us is leased to other companies. The total square footage of the building is approximately 40,000 square feet, and as of September 30, 2007, the building was approximately 89% leased.  The accumulated depreciation as of September 30, 2007 and December 31 2006 on this building was $521,969 and $285,591, respectively.

Building and equipment as of September 30, 2007 and December 31, 2006 are as follows:

	September 30,	December 31,
	2007	2006
Building	$7,680,852	$7,665,859
Equipment	126,314	126,314
Furniture and fixtures	445,639	445,639
Software	1,207,177	1,024,517
	9,458,982	9,262,329

Less accumulated depreciation	(1,299,746)	(712,823)
	$8,160,236	$8,549,506

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

Our taxable REIT subsidiaries are subject to federal, state, and local taxes. For the nine months ended September, 2007 and 2006 we recorded $567,103, and $155,524 respectively, of income tax expense for income attributable to our taxable REIT subsidiary. For the nine months ended September 30, 2007 our provision for income tax was comprised of a current provision of $333,469 and a deferred provision of $233,634, using an effective tax rate of 34%. We have recorded a net deferred tax liability of $339,788.

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

The following is a reconciliation of the denominator of the basic and diluted earnings per share computations for the three months ended September 30, 2007 and 2006.

	For the Three Months Ended		For the Three Months Ended
	September 30, 2007		September 30, 2006
	Basic	Diluted	Basic	Diluted
Net income	$740,568	$740,568	$3,635,012	$3,635,012

Weighted average number of common shares outstanding	16,707,393	16,707,393	14,160,322	14,160,322
Dilutive effect of unvested restricted shares	-	39,710	-	31,449

Total weighted average common shares outstanding	16,707,393	16,747,103	14,160,322	14,191,771

Earnings per common share	0.04	0.04	0.26	0.26

The following is a reconciliation of the denominator of the basic and diluted earnings per share computations for the nine months ended September 30, 2007 and 2006.

	For the Nine Months Ended		For the Nine Months Ended
	September 30, 2007		September 30, 2006
	Basic	Diluted	Basic	Diluted
Net income	$9,037,106	$9,037,106	$10,115,078	$10,115,078

Weighted average number of common shares outstanding	16,053,992	16,053,992	12,975,033	12,975,033
Dilutive effect of unvested restricted shares	-	33,260	-	29,377

Total weighted average common shares outstanding	16,053,992	16,087,252	12,975,033	13,004,410

Earnings per common share	0.56	0.56	0.78	0.78

Note 10 - Dividends
Our Board of Directors declares dividends payable monthly to stockholders of record at the close of business on the last day of each month, prorated to the date admitted as a stockholder. The following table lists the declaration dates and per share amounts for the first nine months of 2007 and 2006:

	2007	2006
January 31	$0.10	$0.10
February 28	0.10	0.10
March 31	0.10	0.10
April 30	0.10	0.10
May 31	0.10	0.10
June 30	0.10	0.10
July 31	0.10	0.10
August 31	0.10	0.10
September 30	0.10	0.10
Total	$0.90	$0.90

Note 11 - Debt
Credit Facility
Through Consolidated Mortgage, we have a $7.5 million secured revolving credit facility with Bank of Nevada that expires in November.The facility is drawn upon for short term funding requirements. Amounts drawn under this facility bear interest at a rate equal to prime plus 75 basis points and must be repaid within 90 days.  Amounts drawn under this facility generally are secured by the corresponding loan that is being funded. The interest rate on this facility at September 30, 2007 was 8.50%. At September 30, 2007 we had $5.56 million outstanding and $1.94 million available under this facility. The principal amount of loans pledged as collateral for this facility on September 30, 2007 was $5.56 million. We were in compliance with all financial covenants related to this credit facility as of September 30, 2007.

Mortgage Loan Payable
We have one mortgage loan payable to a bank, with an outstanding principal balance of $6.5 million and a variable rate of interest equal to prime that is being fully amortized and matures in 2026. The prime interest rate on September 30, 2007 was 7.75%. The mortgage was used to finance the acquisition and construction of our office building in Henderson, NV. Our office building, which had a carrying amount on September 30, 2007 of $6.9 million, serves as collateral for this mortgage. We were in compliance with all financial covenants related to this mortgage as of September 30, 2007.

Junior Subordinated Notes
In June, 2006 we completed the issuance of $30 million in unsecured trust preferred securities through a newly formed Delaware statutory trust, Desert Capital TRS Statutory Trust I, which is our wholly owned subsidiary.  The securities bear interest at a floating rate based on the three-month LIBOR plus 400 basis points, which was 9.36% on September 30, 2007.

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

Our interest in Desert Capital TRS Statutory Trust I is accounted for using the equity method and the assets and liabilities of Desert Capital TRS Statutory Trust I are not consolidated into our financial statements.  Interest on the junior subordinated notes is included in interest expense on our consolidated income statements while the junior subordinated notes are presented as a separate item in our consolidated balance sheet. We were in compliance with all financial covenants related to the junior subordinated notes as of September 30, 2007.

Note 12 - Commitments and Related Parties
We have contracted with Burton to serve as advisor for the Company. Burton oversees the day-to-day operations including asset, liability and capital management. In lieu of paying salaries to our officers, we compensate Burton pursuant to an advisory agreement that entitles Burton to a base management fee, incentive compensation and reimbursement of expenses. The officers and owners of Burton are also our executive officers. The annual base management compensation is 1% of the first $200 million of average invested assets plus 0.8% of the average invested assets in excess of $200 million to be paid quarterly. The base management fee for the three and nine months ended September 30, 2007 was $416,162 and $1,197,268, respectively, and for the three and nine months ended September 30, 2006 was $343,861 and $818,786, respectively, and $277,679 and $115,758 remained payable on September 30, 2007 and 2006, respectively. The incentive compensation is a tiered percentage of the amount of our net income (taxable income) excluding capital losses, before deducting incentive compensation less a threshold return, which is the net income that would produce an annualized return on our average invested assets equal to the 10-year U.S. Treasury rate plus 1.0%. The tiered percentage is the weighted average of 20% of the first $200 million of average invested assets and 10% of the excess over $200 million of average invested assets. The incentive compensation is calculated quarterly and any positive quarterly incentive amount shall be paid by us, along with the base management compensation, within 15 days of receipt of the computations. Incentive compensation for the three and nine months ended September 30, 2007 was $(69,494) and $616,563, respectively, and for the three and nine months ended September 30, 2006 was $331,792 and $974,344,  respectively, and $69,494 remained receivable on September 30, 2007 and $118,761 remained payable on September 30, 2006.

Consolidated Mortgage has a management agreement in place with ARJ Management (“ARJ”), a company of which Todd Parriott is president, director and controlling shareholder, pursuant to which ARJ is paid a management fee equal to 33% of Consolidated Mortgage's pre-tax net income. The fee is calculated and paid monthly. The management fee, calculated before consolidation, for the three and nine months ended September 30, 2007 was $19,431 and $1,375,957, respectively, and after consolidation was $156,805 and $1,469,805, respectively.  The management fee, calculated before consolidation for the three and nine months ended September 30, 2006 was $455,933 and $1,988,709, respectively, and after consolidation was $524,063 and $1,716,095, respectively.  $4,109 and $69,226 remained payable on September 30, 2007 and 2006.

The dealer-manager of our offering of common stock, CMC Financial Services, Inc. (“CMCFS”) directs and oversees the sale of our equity securities. CMCFS receives a marketing support fee and sales commissions based on the number of shares of common stock sold. CMCFS contracts with third party broker-dealers to have a larger sales distribution of equity securities, and compensates them out of the sales commissions and marketing support fees received from us. The dealer-manager is an affiliate of both Burton and us, because the owners of CMCFS are also our executive officers. CMCFS earned gross sales commissions and marketing support fees for the three and nine months ended September 30, 2007 of $594,521 and $2,523,238, respectively, and for the three and nine months ended September 30, 2006 was $436,258 and $4,649,608, respectively, and zero and $50,556 remained payable on September 30, 2007 and 2006, respectively. CMCFS paid a substantial portion of these fees to third party broker-dealers.

CMCFS also has an agreement in place with Consolidated Mortgage to provide investors for loans brokered and serviced by Consolidated Mortgage for a fee equal to 25 basis points of every dollar raised. The fee is calculated and paid monthly. The fee pursuant to this agreement, calculated before consolidation, for the three and nine months ended September 30, 2007 was $118,569 and $482,599, respectively, and after consolidation was $110,248 and $366,691, respectively.  The fee calculated before consolidation, for the three and nine months ended September 30, 2006 was $157,410 and $667,114, respectively, and after consolidation was $132,900 and $469,485, respectively. Zero and $17,825 remained payable on September 30, 2007 and 2006, respectively.

In September 2005, a third-party borrower asked the Company to enter into a land banking transaction, meaning that the Company would purchase a tract of land, and simultaneously enter into an option contract with the borrower, pursuant to which the borrower would purchase smaller parcels of the initial tract from us over time at a specified price, until it had purchased the entire initial tract.   Due to the rules with which we must comply to maintain our REIT status, actual title to that land had to be owned by a separate entity and could not be held by the Company. As an accommodation to the Company and the third-party borrower, our Chairman and CEO and CFO formed a company called CM Land, LLC for the specific purpose of holding title to that land. We initially funded $10.2 million of the purchase price of approximately $80 million via a loan to CM Land, LLC secured by the property. At September 30, 2007, and December 31, 2006 the outstanding loans had a remaining balance of approximately $0 and $15.2 million, respectively, with an average interest rate of 15.5%.  No fees were paid to CM Land, LLC or its principals in connection with this transaction and it was reviewed and approved by an independent committee of the board of directors.

In May 2007, the borrower did not exercise its option under the contract to purchase the remaining portion of the land. As a result, we took title to the property directly and have recorded the remaining carrying balance as Real Estate Held for Sale. The property is currently under contract for resale and the sale is scheduled to close in December 2007, but there is no assurance that this sale will be consummated.

We lease office space to Burton, CMCFS, and Residential Capital Mortgage, another affiliated entity, under noncancelable operating leases which expire in July 2010. The total rents received from related parties for the three and nine months ended September 30, 2007 and 2006 was $80,592 and $241,335, $80,114 and $240,084, respectively.

Note 13 – Subsequent Events
Subsequent to the end of the quarter we have entered into sales contracts and received nonrefundable earnest money deposits on 19 loans with a carrying value of $6.4 million.  These sales are scheduled to close before the end of November.  $2 million of the $6.4 million is being sold to an entity managed by our Advisor.

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

General
We are a Maryland corporation formed in December 2003 as a real estate investment trust ("REIT") that specializes in the origination and financing of short-term mortgage loans. We generally invest in 12 to 18 month, first and second lien mortgage loans, consisting of acquisition and development loans and construction loans to developers and builders of residential and commercial property. We derive our revenues primarily from interest payments received from mortgage investments funded with our equity capital and borrowed funds. Our principal business objective is to generate net income for distribution to our stockholders from the spread between interest income on our mortgage assets and the costs of financing the acquisition of these assets. This spread, net of operating expenses, provides both operating capital and distributable income. Our business depends on our access to external sources of financing at a cost we can absorb while still generating an attractive risk-adjusted return on the loans we acquire using the proceeds of our financings. Our business also depends on our ability to locate suitable investments to keep our capital fully deployed at favorable rates. We are externally managed and advised by Burton Management Company, Ltd. (“Burton”), a related party (see Note 12 of the financial statements).

Substantially all of the loan origination and loan servicing is conducted through our wholly owned subsidiary, Consolidated Mortgage LLC. In addition to originating and servicing loans for us, Consolidated Mortgage also originates, brokers, and services mortgage loans for private investors. Consolidated Mortgage generates brokerage and other fees from the loans funded by its private investor-clients which provides additional cash flow to us. Due to the high amount and type of fees generated by Consolidated Mortgage it has been structured as a taxable REIT subsidiary (“TRS”) resulting in its income being subject to federal income and applicable state taxes at C corporation rates.  Consolidated Mortgage has 26 employees.

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

The deterioration of the market for home loans has had a detrimental effect on the ability of our borrowers to sell homes securing some of our loans.  As a result we have seen an increase in the number of loans in default.  As of September 30, 2007 we have foreclosed on or take title to properties through deeds in lieu of foreclosure with a carrying balance of $11.3 million, including $10.7 million of property remaining on our loan to CM Land LLC, a related party (see Note 12 of the financial statements).  The deterioration of the credit markets affects our borrowers’ ability to service their loans, but does not affect our ability to continue to fund our loans.  These defaults present challenges and will require time to resolve.  Uncertainty in the credit markets has made it difficult for borrowers to obtain loans from banks and other traditional lending sources.  As a result, we have attracted loan requests from new borrowers with strong financial profiles, and have the ability to increase the interest rates we are able to charge on new loans.  Loan originations from our private investors through Consolidated Mortgage are expected to continue to be below average until a greater sense of stability returns to the mortgage and credit markets.
During the first nine months of 2007 we have increased the amount of commercial property loans in our portfolio from $0 on December 31, 2006 to approximately $18.2 million on September 30, 2007.  We believe that the commercial property market is currently stronger than the residential home market and have adjusted our portfolio accordingly. We will continue to analyze the market in the future and adjust the type of loans that we fund as circumstances change.

The following discussion related to our consolidated financial statements should be read in conjunction with the financial statements appearing in Item 1 of this Quarterly Report on Form 10-Q.

 Results of Operations

Comparison of the three months ended September 30, 2007 compared to three months ended September 30, 2006.

Revenues

Interest income decreased $0.8 million, or 15%, to $4.6 million in the third quarter of 2007 from $5.4 million for the three months ended September 30, 2006. This decrease in interest income was due to an increase in the balance of nonperforming loans from zero at September 30, 2006 to approximately $50.1 million on September 30, 2007.  This increase in nonperforming loans was a result of deteriorating conditions in the real estate and liquidity markets in the second and third quarters of 2007, making it difficult for our borrowers to sell or refinance their properties.  The average yield on mortgage investments decreased to 9.1% for the quarter ended September 30, 2007 from 13.5% in the same period in 2006.  This decrease in yield was a result of a $50.1 million increase in the balance of nonperforming loans to $50.1 million at September 30, 2007 compared to zero at September 30, 2006.

Non-interest income decreased $0.3 million, or 14%, to $1.8 million in the third quarter of 2007 from $2.1 million for the same period in 2006. This decrease was primarily due to a decrease in the principal amount of loans brokered and extension fees collected in the third quarter of 2007.

Expenses

Interest expense increased $0.04 million, or 4%, to $1.0 million in the third quarter of 2007 from $0.96 million for the same period in 2006. This increase was due to a 5% increase in the average debt financing on our loan portfolio from $41.1 million for the quarter ended September 30, 2006 to $43 million for the same period in 2007. This increase was due to greater borrowing for loan originations and an increase in the average interest rate from 9% in the third quarter of 2006 to 9.4% in the same period in 2007.

Non-interest expenses decreased $0.1 million, or 4%, to $2.6 million in the third quarter of 2007 from $2.7 million for the same period in 2006. This decrease was primarily due to a decrease in the amount of management fees, offset by an increase in compensation expense, professional fees, and advertising.

Comparison of the nine months ended September 30, 2007 compared to nine months ended September 30, 2006.

Revenues

Interest income increased $3.4 million, or 27%, to $16 million in the first nine months of 2007 from $12.6 million for the nine months ended September 30, 2006. This increase was due to a 48% increase in the average balance of the loan portfolio from $108 million for the nine months ended September 30, 2006 to $159 million in the same period in 2007, but was partially offset by the increase in nonperforming loans. This was a result of increased loan funding as a result of the ongoing sale of our equity securities and an increase in the amount of borrowed funds. The average yield on mortgage investments decreased to 11.4% for the nine months ended September 30, 2007 from 13.5% in the same period in 2006. This decrease in yield was a result of a $50.1 million increase in the balance of nonperforming loans to $50.1 million at September 30, 2007 compared to zero at September 30, 2006.

Non-interest income decreased $0.4 million, or 5% to $7.5 million in the third quarter of 2007 from $7.9 million for the same period in 2006.  This decrease was primarily due to a decrease in the principal amount of loans brokered and extension fees collected for the nine months ended September 30, 2007.

Expenses

Interest expense increased $1.3 million, or 76%, to $3.0 million in the first nine months of 2007 from $1.7 million for the same period in 2006. This increase was due to a 81% increase in the average debt financing on our loan portfolio from $24.1 million for the nine months ended September 30, 2006 to $43.6 million for the same period in 2007. This increase was due to greater borrowing for loan originations and an increase in the average interest rate from 8.5% in the first nine months of 2006 to 9% in the same period in 2007.

Non-interest expenses increased $0.7 million or 8%, to $9.0 million in the first nine months of 2007 from $8.3 for the same period in 2006. This increase was primarily due to an increase in employee and board compensation, as well as an increased amount of depreciation and advertising expense.

Liquidity and Capital Resources
Liquidity is a measurement of the ability to meet cash requirements, including ongoing commitments to repay borrowings, fund and maintain loans and investments, pay dividends and other general business needs.   We believe that our principal sources of working capital and funds for additional investments will primarily include: 1) cash flow from operations; 2) borrowings under our credit facilities 3) proceeds from our common equity offering and  4) the proceeds from net principal payments on our investments.  We believe these sources of financing will be sufficient to meet our short-term liquidity needs.

Net cash provided by operating activities for the nine months ended September 30, 2007, was approximately $12 million, which was primarily generated from interest on our mortgage notes receivable and fees generated from originating and servicing loans. We expect cash flows from operating activities to increase as we continue to invest proceeds from our equity offering into mortgage loans and generate additional origination fees.

Through Consolidated Mortgage, we have a $7.5 million secured revolving credit facility that expires in November 2007.  We are currently negotiating a one year renewal with the lender under substantially similar terms and expect to have it renewed before expiration. The facility is drawn upon for short term funding requirements. Amounts drawn under this facility bear interest at a rate equal to prime plus 75 basis points and must be repaid within 90 days.  Amounts drawn under this facility are secured by the corresponding loan that is being funded. The interest rate on this facility at September 30, 2007 was 8.50%. At September 30, 2007 we had $5.56 million outstanding and $1.94 million available under this facility. We were in compliance with all debt covenants related to this credit facility as of September 30, 2007.

In June 2006 we completed the issuance of $30 million in unsecured trust preferred securities through a newly formed Delaware statutory trust, Desert Capital TRS Statutory Trust I, which is our wholly owned subsidiary.  The securities bear interest at a floating rate based on the three-month LIBOR plus 400 basis points, which was 9.36% on September 30, 2007.

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

In April 2006 we commenced the second public offering of our common stock. Through September 30, 2007, we received gross proceeds of $42.3 million. These proceeds were used to invest in mortgage loans and pay offering expenses.

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

Real Estate Held-for-Sale
Real estate held for sale includes real estate, which previously collateralized our loans that went into default, acquired through foreclosure or deed in lieu of foreclosure.  It will be carried at the lower of the original loan amount (which represents the cost of the property), inclusive of any senior indebtedness, or the property's estimated fair value, less estimated costs to sell, with fair value based on appraisals and knowledge of local market conditions. While pursuing foreclosure actions, we seek to identify potential purchasers of such property. It is not our intent to invest in or own real estate as a long-term investment, we seek to sell properties acquired through foreclosure as quickly as circumstances permit. The carrying values of real estate held for sale are assessed on a regular basis from updated appraisals, comparable sales values or purchase offers.

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

Based on the loans and liabilities as of September 30, 2007, and assuming the balances of these loans and liabilities remain unchanged for the subsequent twelve months, a 1% increase in interest rates would decrease our annual net income and cash flows by approximately $0.43 million. This is due to our fixed rate investments and variable rate debt. Based on the loans and liabilities as of September 30, 2007, and assuming the balances of these loans and liabilities remain unchanged for the subsequent twelve months, a 1% decrease in interest rates would increase our annual net income and cash flows by approximately $0.43 million. This again is due to our fixed rate investments and variable rate debt.

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

Item 4. Controls and Procedures
As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of the end of the period covered by this report.

Part II. Other Information

Item 1. Legal Proceedings
None.

Item 1A. Risk Factors
During the periods covered by this report, there were no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Desert Capital REIT’s Form S-11 Registration Statement, File No. 333-128885, registering the sale of up to 15,000,000 shares of Desert Capital’s common stock, was declared effective by the Securities and Exchange Commission on March 22, 2006. The offering commenced on April 1, 2006. The offering is a “best efforts” offering, and as of the date of the filing of this Form 10-Q, the offering is continuing. The dealer-manager for the offering is CMC Financial Services, Inc. The offering price is $15.00 per share, with discounts and commissions payable to the dealer-manager equaling $1.425 per share. The aggregate price of the 15,000,000 shares of common stock registered is $225,000,000. As of September 30, 2007 Desert Capital REIT has sold 2,821,585 shares, with an aggregate offering price of $42,259,461, and issued 494,359 shares pursuant to the dividend reinvestment plan.

From April 1, 2006 through September 30, 2007, Desert Capital REIT has incurred offering expenses of approximately $4,393,111, consisting of $4,004,604 in commissions paid to CMC Financial Services, Inc., the dealer-manager, and $388,507 for legal, accounting, and filing fees resulting in total expenses of $4,393,111. Todd B. Parriott, the Chairman of the Board and Chief Executive Officer of Desert Capital REIT is a director and principal of CMC Financial Services, Inc. The net offering proceeds to Desert Capital REIT after deducting total offering expenses as of September 30, 2007 are $37,866,350.

All of the $37,866,350 of net proceeds received from sales of Desert Capital REIT’s common stock as of September 30, 2007 has been invested in loans secured by real estate.

Purchases of equity securities by the issuer and affiliated purchasers

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2007 - July 30, 2007	-	-	-	(2)
August 1, 2007 - August 31, 2007	-	-	-	(2)
September 1, 2007 - September 2007	225,743	$9.46	225,743	(2)
Total	225,743		225,743
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

DESERT CAPITAL REIT, INC.

November 14, 2007	/s/ Todd B. Parriott
Todd B. Parriott,
Chairman of the Board, Chief Executive Officer, President and Chief Investment Officer (Principal Executive Officer)

November 14, 2007	/s/ G. Steven Dawson
G. Steven Dawson,
Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*Filed herewith

** Furnished herewith