Form 10-K
period 2007-12-31
DESERT CAPITAL REIT INC
filed 2008-03-31
CIK 1274055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ___ to ___
____________________

Commission File Number 0-51344

DESERT CAPITAL REIT, INC.
(Exact Name of Registrant as specified in its charter)

Maryland	20-049-5883
(State or other jurisdiction of incorporation or organization)	( I.R.S Employer Identification No.)

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
Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. []

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):
Large accelerated filer [ ]                                                                      Accelerated filer [ ]Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [ ] No [ X ]

The aggregate market value of the registrant’s voting stock held by non-affiliates:  no established market exists for the registrant’s common stock.

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of March 26, 2008 was 16,807,864.

 PART I

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

    This annual report contains or incorporates by reference statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements may involve risk and uncertainties.  Our forward-looking statements express our current expectations or forecasts of possible future results or events, including projections of future performance, statements regarding our future financial position, business strategy, budgets, projected costs and savings, forecasts of trends, and statements of management’s plans and objectives and other matters.  These forward-looking statements do not relate strictly to historic or current facts and often use words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe” or “continue” and other words and expressions of similar meaning. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we give no assurance that such expectations will be realized or achieved in the future. Important factors that could cause actual results to differ materially from our expectations are disclosed under Item 1A “Risk Factors” and elsewhere in this annual report.  Forward-looking statements speak only as of the date of this annual report, and we undertake no obligation to update or revise such forward-looking statements to reflect new circumstances or unanticipated events as they occur.

ITEM 1. BUSINESS

General

    Desert Capital REIT, Inc. and its subsidiaries (“Desert Capital,” “we,” “us,” ”our” and “company”) is a Maryland corporation formed in December 2003 as a real estate investment trust (“REIT”) that specializes in the financing of real estate projects by providing short-term mortgage loans to homebuilders and commercial developers in markets where we believe we possess requisite skills and market knowledge. We generally invest in 12- to 18- month, first and second lien mortgage loans, consisting of acquisition, development and construction loans to both local and national developers and homebuilders. We derive our revenues primarily from interest payments received from mortgage investments funded with our equity capital and borrowed funds. Our principal business objective is to generate net income for distribution to our stockholders from the spread between interest income on our mortgage assets and the costs of financing the acquisition of these assets. This spread, net of operating expenses, provides both operating capital and distributable income. The growth of our business depends on our access to external sources of capital. Our profitability depends on our ability to obtain financing at a cost we can absorb while still generating an attractive risk-adjusted return on the loans we acquire using the proceeds of our financings. The growth of our business also depends on our ability to locate suitable investments to keep our capital fully deployed at favorable rates. We are externally managed and advised by Sandstone Equity Investors, LLC, (“Sandstone” or “Advisor”) a related party, which replaced Burton Management Company (“Burton”) as our Advisor in November 2007 concurrently with the sale of Consolidated Mortgage, LLC (“Consolidated Mortgage” and “servicer”).  Sandstone’s management team consists of the former management of Burton. See Note 5 – Commitment and Related Parties of the Notes to the Consolidated Financial Statements.

    We qualified as a REIT under the Internal Revenue Code commencing with our taxable year ended December 31, 2004, and expect to continue to qualify for the current fiscal year. To maintain our tax status as a REIT, we plan to continue to distribute at least 90% of our taxable income to stockholders.

    All of our loan origination and loan servicing activities were conducted through Consolidated Mortgage, which was our wholly-owned subsidiary through November 2007, at which time we sold it to our Advisor, Sandstone, a related party.  Consolidated Mortgage will continue to originate and service loans for us.  We have a right of first refusal to fund all new loans originated by Consolidated Mortgage.   See Note 6 - Acquisitions and Divestitures of the Notes to the Consolidated Financial Statements.

Recent Developments

    In 2007, the country experienced a slowdown in housing sales that was exacerbated by the collapse of the sub-prime residential mortgage market. As a result of the credit concerns in the sub-prime residential mortgage market, banks and other financial institutions substantially reduced the availability of and increased the cost of debt capital for many companies which has resulted in market illiquidity. Like other mortgage REITs, we are being adversely affected by these difficulties in the residential mortgage industry and current conditions in the economy. For the year ended December 31, 2007, our net loss was $21.8million, or $1.35 per share on a diluted basis. Our net loss for 2007 is primarily due to a $34.4 million provision for loan losses and a $3.8 million impairment of real estate owned. We had an increase in nonperforming loans in 2007 and the carrying balance of the nonperforming loans as of December 31, 2007, was $31.7 million net of an allowance for loan losses of $7 million. During 2007 we foreclosed on properties with original loan balances of approximately $42.9 million. Such loans were impaired prior to foreclosure resulting in a provision for loan loss of $7.9 million. We disposed of $11.5 million of real estate owned which we financed for the purchaser, an unrelated third party, and no gain or loss was recorded on the sale.

We also disposed of $4 million of real estate owned for cash proceeds of $4 million, resulting in an immaterial loss on the sale. Additionally, during the fourth quarter we recorded an impairment charge of $3.8 million related a decline in the value of real estate owned.

    During the first half of 2007, our borrowers were able to find alternative sources of financing, delay projects, and/or obtain extensions on existing loans to manage these difficult market conditions. By mid-2007 some of our borrowers began showing signs of weakening as the nation experienced a significant downturn in the real estate market and economy. At the same time, the sub-prime mortgage crisis meant significantly fewer buyers were eligible to obtain mortgage loans. This made it difficult or impossible for some of our borrowers to sell lots, homes and commercial projects according to their original projections. This, coupled with unstable credit markets, meant that some of our borrowers have not been able to obtain additional financing, complete projects, and meet their debt obligations.

    At the onset of the real estate market decline in mid-2007, our Advisor worked with Consolidated Mortgage, our affiliate and loan servicer, to evaluate each loan in our portfolio to identify any potential short-term and long-term issues and formulate a strategy to resolve any potential issues. We have continued to work closely with Consolidated Mortgage to monitor the status of each loan.

    Through the third quarter, many of our loans were still performing and those loans that had become nonperforming generally were supported by their collateral values. During the fourth quarter, the nationwide tightening of the credit market created a lack of funding to purchase new homes, which caused the collateral values supporting many of our properties to become impaired as the builders and developers, who are the borrowers of our mortgage loans, suffered from the lack of buyers for sales of homes and developed projects.

We have implemented the following strategies with respect to our nonperforming loans and may revise our strategies as necessary.

▪
Cash Sale of the Underlying Collateral – If we determine through a thorough review process that it is advantageous to sell the property that secured a nonperforming loan at a loss rather than to continue to hold the property and incur additional costs, we may sell the property for cash.

▪	New Borrower Assumption –If we can identify new qualified borrowers to assume the initial loan amount, we will convert the non-performing loan into a performing loan.
▪
Joint Venture – We may form a joint venture with a new investor to provide additional financing and development expertise to complete the project.  Once the project is completed and sold, we will distribute the sales proceeds according to the joint venture agreement. This strategy may significantly reduce our ownership in the property.

▪
“Mothballing” or Holding the Property – If we are unable to implement any of the strategies discussed above, or if we determine that it may be advantageous to hold the property based upon local real estate market conditions, we will hold the property for a undetermined period of time. This is a temporary strategy, which at the appropriate time will be replaced with one of the other options. In most instances, we do not intend to become long-term property owners.

    The increase in nonperforming loans has impacted our revenues due to the default in interest payments and our provision for loan losses due to the impairment of our loans. However, despite the difficult market, our Advisor and servicer have resolved a number of the defaulted loans in our portfolio and will continue to dedicate their efforts toward more resolutions.

    The market conditions have resulted in lower market values for the assets collateralizing our loans. We have evaluated each nonperforming loan on an individual basis in an effort to develop a strategy for maximizing the value given the unique characteristics of each loan. In some cases, we believe that the assets collateralizing our nonperforming loans have greater value than current conditions imply. We will seek to minimize potential losses of our impaired loans and achieve the greatest capital realization with respect to each nonperforming loan.

    As a collateral-based lender, one of our goals is to protect the value of the underlying collateral.  We have foreclosed on the collateral securing a number of nonperforming loans and as a result, we own property located primarily in the western region of the United States. We have revised our operating strategy to accommodate our current status as a landowner. We believe that with the experienced management team of our Advisor and the depth of our knowledge of the real estate markets in which these properties are located, we are positioned to hold these properties and realize their potential value and minimize our losses.

    At December 31, 2007, we held interests in six properties with a total carrying value of approximately $15.7 million, which were acquired through foreclosure and recorded as investments in real estate owned in our financial statements. This level of foreclosure activity may reflect the continuing weakness in certain sectors of the economy and the risk inherent in our business strategy that entails more lenient underwriting standards than commercial banks and expedited loan approval procedures. While pursuing foreclosure actions, we evaluate each property on an individual basis in an effort to develop a strategy for maximizing the value of the property and limiting any losses. The carrying value of real estate owned is assessed on a monthly basis from updated appraisals, comparable sales values or purchase offers.  It is not our intent to invest in real estate as a long-term investment.

    Due to the real estate and credit market disruptions, the market’s interest in investments in mortgage REITs like Desert Capital REIT has correspondingly decreased.  Our sales of common stock during the third and fourth quarters of 2007 are indicative of the reduced investor interest in real estate investments as a result of the unfavorable market conditions.  In the third and fourth quarters of 2007 we sold $6.3 million and $2.4 million, respectively, of our common stock as compared to $9.9 million and $10.4 million, respectively, for the first and second quarters of 2007.

    Although the real estate and credit market disruptions discussed above have presented challenges for us, we have an operational structure with relatively low debt obligations. We will continue to explore additional investment and business opportunities as they arise; however, due to the current credit market disruption, our investment opportunities may be limited. Management expects that the current difficult real estate and credit market conditions will have an adverse effect on our operations in 2008.  In addition, on February 22, 2008, our Board of Directors and management determined that it was in the best long-term interest of our company and its stockholders to reduce the monthly cash dividend from $.10 to $.025 per share.  These market conditions also contributed to the decision by our Board of Directors to suspend the sale of our shares as of February 22, 2008, prior to the upcoming expiration of the offering, which would not allow sales of shares to occur after March 22, 2008 pursuant to the prospectus dated May 18, 2007.

Sale of Consolidated Mortgage

    In order to maintain our status as a REIT for U.S. federal income tax purposes, we must satisfy certain tests concerning, among other things, our sources of income, the nature of our assets, the amounts we distribute to our stockholders and the ownership of our stock.  Specifically, at the close of each quarter of each year, we must satisfy four tests relating to our assets.  One of these four tests is that no more than 20% of the value of a REIT’s total assets may be represented by securities of one or more taxable REIT subsidiaries.  We owned Consolidated Mortgage as a taxable REIT subsidiary, so its value could not exceed 20% of the value of Desert Capital REIT’s total assets.  We believed at the time of purchase of Consolidated Mortgage that the pace at which Desert Capital REIT would continue to grow would outpace the growth of Consolidated Mortgage. However, Desert Capital REIT did not keep up with the pace at which Consolidated Mortgage grew over the next couple of years.  Upon the final installment payment of the purchase price for Consolidated Mortgage in October 2005, Consolidated Mortgage was servicing approximately $350 million in loans, which grew to approximately $470 million by the end of 2006. In the third quarter of 2006, management began to analyze the value of Consolidated Mortgage as compared to the value of Desert Capital REIT as a whole, and consider that as a result of its growth, the value of Consolidated Mortgage may, in the near future, threaten Desert Capital REIT’s ability to continue to qualify as a REIT, which would mean that we would be subject to adverse U.S. federal income tax consequences.

    After further evaluation and review by our Board of Directors and management, it was determined that we should take action regarding our continued ownership of Consolidated Mortgage in order to protect our REIT status.

    Together with management, our Board of Directors evaluated the possibility of selling Consolidated Mortgage to an unaffiliated third party and concluded that it was unlikely that an unaffiliated third party would purchase Consolidated Mortgage.  They further determined that it could be detrimental to our operations to have Consolidated Mortgage owned by an unaffiliated third party due to our reliance upon Consolidated Mortgage as an origination source for our loans.  Our Board of Directors also discussed that the management agreement between Consolidated Mortgage and ARJ Management, Inc. ("ARJ"), a related party, pursuant to which one-third of Consolidated Mortgage’s pre-tax income was paid to ARJ would likely make Consolidated Mortgage an unattractive acquisition candidate to an unaffiliated third party.  Our Board of Directors further concluded that Consolidated Mortgage’s business and value is driven primarily by the business and personal relationships that Todd Parriott, our President and Chief Executive Officer, and our other officers have with various borrowers and private investors, and therefore, finding an unaffiliated third party buyer for Consolidated Mortgage would be difficult, if not impossible.  Our Board of Directors concluded that under the circumstances, Consolidated Mortgage would have the most value to our Advisor or one of its affiliates and would most likely pay the highest purchase price.

    During the second quarter of 2007 our Board of Directors formed a Special Committee of our independent directors to evaluate and negotiate the potential sale of Consolidated Mortgage on our behalf.

    In November 2007, we acted proactively to mitigate the risk that our continued ownership of Consolidated Mortgage could jeopardize our REIT status by selling Consolidated Mortgage.  Discussion by our Board of Directors and management team began in early 2007 to formulate a solution to the growth of Consolidated Mortgage relative to the growth of Desert Capital REIT to avoid violating the rules applicable to REITs. Management concluded that this problem could be solved by either increasing our total assets so that Consolidated Mortgage became a smaller percentage of our total assets or selling Consolidated Mortgage.  We intensified our efforts to obtain leverage, which would have allowed us to increase our total assets, and therefore diminish the risk of violating the REIT rules.  In addition, we attempted to increase sales of our common stock to provide us with additional capital to increase our total assets. Our efforts to obtain leverage and raise additional equity capital were unsuccessful. Consequently, our Board of Directors and management agreed to sell Consolidated Mortgage to Sandstone and the sale was effected in November 2007. We recognized a $3.4 million gain on the sale of Consolidated Mortgage.

See Note 6 – Acquisition and Divestitures and Note 5 – Commitments and Related Parties of the Notes to the Consolidated Financial Statements.

    We initially purchased Consolidated Mortgage for $13.5 million or approximately five times its 2004 earnings. At the time of sale in November 2007, Consolidated Mortgage was sold for approximately five times its 2006 earnings for a total sales price of approximately $28.25 million, resulting in a $3.4 million gain on the sale. The gain is based on the sales price of $28.25 million, less the installment payment of $8.25 million, less our basis in Consolidated Mortgage of $16.6 million, which includes a $3.1 million increase in our basis from its earnings during the time that we owned it.  The sales price was determined during the second quarter of 2007, before the downturn in the real estate market, pursuant to negotiations between the Special Committee and Sandstone, the purchaser that is partially owned by Todd Parriott, Steve Dawson and Jon Arens, three of our executive officers.

    In evaluating the purchase price for Consolidated Mortgage, the Special Committee obtained an opinion from an independent financial advisor retained by Desert Capital REIT on behalf of the Special Committee that the consideration to be received by Desert Capital REIT in the sale was fair to the company from a financial point of view.

    The Special Committee also considered that selling Consolidated Mortgage to Sandstone would substantially and monetarily benefit Desert Capital REIT in two additional ways.  First, ARJ agreed to terminate its management agreement pursuant to which Consolidated Mortgage was obligated to pay one-third of its pre-tax net income to ARJ.  The termination of the ARJ management agreement made all of Consolidated Mortgage’s net income available to service the $15.5 million note payable to Desert Capital TRS, Inc. and make the $8.25 million contingent installment fee payments payable to Desert Capital TRS, Inc., both of which were a part of the purchase price paid for Consolidated Mortgage, (the installment fee will be recorded as income when and as received.)  The termination of the ARJ management agreement would also benefit us in the event that Consolidated Mortgage defaults on the payments due to Desert Capital TRS, Inc. under the note payable or installment payments because it would permit us to foreclose on the membership interests in Consolidated Mortgage and be entitled to keep 100% of its pre-tax net income as opposed to the two-thirds that we would have otherwise been entitled to retain.

    Second, the sale of Consolidated Mortgage to Sandstone resulted in Desert Capital TRS, Inc. recognizing a gain.  This gain could have resulted in an increase in the amount of the incentive management fee payable to Burton under the terms of our advisory agreement. Burton is owned by our chief executive officer, Todd Parriott, and our co-chief operating officer, Jon Arens.  In connection with the sale, we entered into an agreement with Burton pursuant to which Burton agreed that it would not receive the incremental amount of the incentive management fee that would be attributable to the gain on sale to be realized in connection with the sale of Consolidated Mortgage to Sandstone.

    Part of the consideration we paid for Consolidated Mortgage when we acquired it consisted of 450,000 shares of Desert Capital REIT stock.  Part of the consideration we received for Consolidated Mortgage when we sold it consisted of 293,001 shares of Desert Capital REIT stock.  No trading market has ever existed for our shares.  Accordingly, the value attributed to the shares in both the purchase and the sale was based on the price of the then current public offering.  The shares included in the sales transaction were not redeemed by Desert Capital REIT and the principals of Sandstone that contributed the shares did not receive any cash in exchange for the shares. Rather, the shares were contributed to Sandstone and then transferred by Sandstone to Desert Capital REIT and retired on November 21, 2007, as agreed upon in the Purchase Agreement.

The benefits to Desert Capital REIT of selling Consolidated Mortgage to Sandstone include:

•	Mitigating the risk of losing our REIT status by reducing the value of our assets that are held in our taxable REIT subsidiary.
•
Continued access to our loan origination source pursuant to the terms of our Loan Origination Agreement with Consolidated Mortgage, which provides us with the right (at no cost) to fund any loan originated by Consolidated Mortgage.

•	Stabilizing our earnings since we are not subject to the volatility of Consolidated Mortgage’s financial results.
•	Enabling us to utilize leverage to a greater extent due to the stabilization of earnings, which will also allow us to comply with debt covenants.
•	Enhancing our ability to sell shares of common stock based upon our simplified financial structure.

Our Investments

Mortgage Loans

    Our investments are short-term (12-18 months), balloon mortgage loans with fixed interest rates. A substantial portion of these loans consists of interest-carry loans, meaning we provide the borrower with sufficient financing to enable it to make the interest payments during the term of the loan. All of our loans are within our loan-to-value ratios set forth below. To date, all of the mortgage loans which we have funded have been identified by Consolidated Mortgage. We do not currently have any contractual arrangement with any other mortgage originator. Our Board of Directors has not established any limits upon the geographic concentration of mortgage loans that we may acquire. However, our asset acquisition policy limits the amount and/or type of mortgage loans we may acquire.

    We primarily invest in mortgage loans that are secured by first or second-lien mortgages on real property. These loans fall into the following categories: acquisition and development, construction, and commercial property loans. No single mortgage loan exceeds 20% of our capital. Additionally, mortgage loans in favor of any one borrower do not exceed 20% of our capital. All of the mortgage loans in our portfolio are either full recourse against all assets of individual borrowers, including the real estate being financed, or if the mortgage loan is made to an entity borrower, the mortgage loan is personally guaranteed, on a full recourse basis, by each of the principals of that entity. We have also made mortgage loans to CM Land, LLC and CM Equity, LLC, both related parties. See Note 5 – Commitments and Related Parties of the Notes to the Consolidated Financial Statements.

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

    Set forth below is a description of the types of loans in which we invest:

	% of Total Loan Portfolio
	December 31, 2007	December 31, 2006
Acquisition and Development Loans. Development loans enable borrowers to complete the basic infrastructure and development of their property prior to the construction of buildings or residences. Such development may include installing utilities, sewers, water pipe, or streets. Generally, we invest in development loans with a principal amount of up to 65% of the appraised value of the property.	75.00%	85.04%
Construction Loans. Construction property loans provide funds to allow commercial and residential developers to make improvements or renovations to the property in order to increase the net operating income of the property so that it can be sold or may qualify for institutional refinancing. Generally, we invest in construction loans with a principal amount of up to 75% of the appraised value of the property	12.31%	14.96%
Commercial Property Loans. Commercial property loans provide funds to allow commercial borrowers to make improvements or renovations to the property in order to increase the net operating income of the property so that it may qualify for institutional refinancing. Generally, we invest in commercial property loans with a principal amount of up to 75% of the appraised value of the property.	12.69%	0.00%

 The loan to value is based upon an appraisal at funding, subsequent to origination. Given the decline in the market values of properties as a result of the real estate decline and credit issues, the loan to value on our mortgage loans has increased as the current value of the underlying properties has declined.

Participation. We participate with other lenders in loans originated by Consolidated Mortgage, as permitted by our investment policies, by providing funds for or purchasing an undivided interest in a loan meeting our investment guidelines described above. We generally participate in loans when, for example:

▪	we do not have sufficient funds to invest in an entire loan; or
▪
an originated loan fits within our investment guidelines but would constitute more than 20% of our anticipated equity capital or otherwise be disproportionately large given our then existing portfolio.

Balloon Payment

    Substantially all of the mortgage loans we invest in or purchase require the borrower to make a "balloon payment" of the principal amount upon maturity of the loan. Balloon payment loans do not generate principal repayments to us through borrower monthly repayment. Generally, borrowers are required to make monthly interest payments to us. However,  our mortgage loan portfolio will continue to consist of "interest-carry" loans, meaning we will provide the borrower with sufficient financing to enable it to make the interest payments. Most of our mortgage loans are non-investment grade loans, and are frequently made to borrowers with limited credit histories. We require full recourse to the assets of individual borrowers, and if the mortgage loan is made to an entity borrower, the mortgage loan is supported by full-recourse personal guarantees from all principals of the borrower.

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

Collateral

    The types of collateral that secure the mortgage loans funded by us include a first deed of trust or a second deed of trust. All real estate collateral underlying the mortgage loans we fund are appraised by an independent third party. While we do not intend to acquire real estate assets directly, from time to time, we are required to foreclose on the real estate serving as collateral for a mortgage loan.

	% of Total Loan Portfolio
	December 31, 2007	December 31, 2006
First Deed of Trust. The majority of the loans invested in by us are secured by a first deed of trust. Thus, the applicable lender will have rights as a first mortgage lender of the collateralized property.	78.12%	77.58%
Second Deed of Trust. Up to 25% (22% at December 31, 2007) of the loans invested in by us may be second mortgage loans and wraparound mortgage loans. In a second mortgage loan, the rights of the lender (such as the right to receive payment on foreclosure) are subject to the rights of the first mortgage lender. In a wraparound loan, the lender's rights are comparably subject to the rights of a first mortgage lender, but the aggregate indebtedness evidenced by the loan documentation will be the first mortgage loan plus the new funds the lender invests. The lender receives all payments from the borrower and forwards to the senior lender its portion of the payments the lender receives.
	21.88%	22.42%

Prepayment Penalties and Exit Fees

    None of the loans we have invested in contain prepayment penalties or exit fees. Because of the short-term nature of the mortgage loans we acquire, we do not have a substantial prepayment risk.

Escrow Conditions

    We fund our mortgage loans for the acquisition of a property though an escrow account held by a title insurance company, subject to the following conditions:

▪
Borrowers must obtain title insurance coverage for all loans, with the title insurance policy naming us as the insured and providing title insurance in an amount at least equal to the principal amount of the loan. Title insurance insures only the validity and priority of our deed of trust, and does not insure us against loss from other causes, such as diminution in the value of the property.

▪	Borrowers must obtain fire and casualty insurance for all loans secured by improved real property, naming us as loss payee in an amount sufficient to cover the replacement cost of improvements.
▪	All insurance policies, notes, deeds of trust or mortgages, escrow agreements, and any other loan documents for a particular transaction will name us as payee and beneficiary.

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

Underwriting Criteria

    Our Advisor continuously evaluates prospective investments, selects the mortgages in which we invest and makes all investment decisions on our behalf in its sole discretion, unless the advisory agreement provides otherwise. Stockholders are not entitled to act on any proposed investment. We have not established any net worth minimums for our borrowers, and we frequently invest in non-investment grade loans, which may be made to borrowers with limited credit histories. We only invest in mortgage loans that meet our investment guidelines described below, with particular emphasis being placed on the loan-to-value or loan-to-cost ratios. Each mortgage loan in our portfolio is either full recourse against all assets of individual borrowers, including the real estate being financed, or if the mortgage loan is made to an entity borrower the mortgage loan will be personally guaranteed, on a full recourse basis against all assets of the guarantor, by each of the principals of that entity. A credit report is required for each applicant from at least one credit reporting company. In addition, we require that each prospective borrower and guarantor provide our Advisor with tax returns and financial statements for the prior two years. In evaluating prospective mortgage loan investments, our Advisor considers such factors as the following:

▪
ratio of the amount of the investment to the value of the property by which it is secured, which generally will not exceed the amounts set forth under the caption "Loan-to-Value-Ratio" set forth below;

▪	potential for capital appreciation or depreciation of the property securing the investment;
▪
expected levels of rental and occupancy rates for income-producing properties; we generally expect the mortgage loan to have a debt service coverage of 1.25, which is typically achieved if the property has at least a 60% occupancy rate; however, we will not lend to any income producing property that does not have sufficient occupancy to meet the applicable debt service requirements;

▪	potential for rental increase (if applicable);
▪	current and projected revenues from the property;
▪	status and condition of the record title of the property securing the investment; and
▪	geographic location of the property securing the investment to the extent it impacts the appraisal, although we have no geographic limitations on the lending opportunities we will consider.

When selecting mortgage loans for us, our Advisor adheres to the following guidelines, which are intended to control the quality of the collateral given for our loans:

1.
Priority of Mortgages. We anticipate that we will continue investing 75% of our assets in loans secured by first mortgages. Our second mortgage investments are not junior to more than one other mortgage.  We have not and will not invest more than 25% of our assets in second mortgages.

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

  We may acquire a mortgage loan which may have a higher loan-to-value ratio if a given loan is supported by credit adequate to justify such higher ratio, including personal guarantees.

    Loan-to-value ratios are based on appraisals at the time of funding and may not reflect subsequent changes in value. Generally appraisals are dated no greater than 12 months prior to the date of loan funding.  The appraisals may be for the current estimate of the “as-if developed” value of the property, which approximates the post-construction value of the collateralized property assuming that such property is developed.   Our Advisor ensures that all mortgage companies that originate and manage our loans retain appraisers who are licensed or qualified as independent appraisers and be certified by or hold designations from one or more nationally recognized organizations.
Regulation

Consolidated Mortgage, as the originator and servicer of our loans, is regulated as a mortgage company and, therefore, is subject to extensive regulation by federal, state and local laws and governmental authorities. Consolidated Mortgage conducts its real estate mortgage business under a license issued by the State of Nevada Mortgage Lending Division. Under applicable Nevada law, the division has broad discretionary authority over Consolidated Mortgage's activities, including the authority to conduct periodic regulatory audits of all aspects of its operations. Consolidated Mortgage is also licensed to conduct its real estate mortgage business in Arizona, California, New Mexico, Oregon Washington, Florida, Texas, Missouri and Utah.

Consolidated Mortgage is subject to the Equal Credit Opportunity Act of 1974, which prohibits creditors from discriminating against loan applicants on the basis of race, color, sex, age or marital status, and the Fair Credit Reporting Act of 1970, which requires lenders to supply applicants with the name and address of the reporting agency if the applicant is denied credit. We are also subject to various other federal and state securities laws regulating the issuance and sale of securities, as well as ERISA.

Should we not adhere to the regulation to which we are subject, we could face potential disciplinary or other civil action that could have a material adverse effect on our business.

Competition

As we seek investments in mortgage loans, we compete with a variety of institutional lenders, including other REITs, insurance companies, mutual funds, hedge funds, pension funds, investment banking firms, banks and other financial institutions that invest in the same types of assets. Many of these investors have greater financial resources and access to lower costs of capital than we do, and may be better able to withstand the impact of the current disruptions in the real estate and credit markets. No particular competitor dominates the market.

Employees

All employees are employed by Consolidated Mortgage.  Subsequent to the sale of Consolidated Mortgage, we have no employees.

Available Information

The Internet address of our corporate website is www.desertcapitalreit.com. Our periodic SEC reports (including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and Section 16 filings  are available free of charge through our website as soon as reasonably practicable after they are filed electronically with the SEC. We may from time to time provide important disclosures to investors by posting them in the investor relations section of our website, as allowed by SEC rules. Materials we file with the SEC may be read and copied at the SEC's Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website at www.sec.gov that contains our reports, proxy and information statements, and other information regarding our company that we will file electronically with the SEC.

ITEM 1A. RISK FACTORS

   You should carefully consider the risk factors described below in addition to the other information contained or incorporated by reference in this annual report.  In addition to the following risk factors, we may also be affected in the future by additional risks and uncertainties not presently known to us or that we currently believe are immaterial.  If any of the events described in the following risk factors and elsewhere in this annual report occur, our business, financial condition and results of operations could be materially and adversely affected.

RISKS RELATED TO OUR BUSINESS AND OPERATIONS

We have a limited operating history and might not be able to operate our business or implement our operating policies and strategies successfully.

We were formed in December 2003, and have conducted operations since July 16, 2004. Our total assets consist of $165.2 million as of December 31, 2007. The results of our operations depend on many factors, including the level of nonperforming loans in our portfolio, the number of properties we hold as a result of foreclosures, the availability of opportunities for the acquisition of mortgage loans, the level and volatility of interest rates, the status of the credit markets generally, readily accessible short- and medium-term funding alternatives in the financial markets and general economic conditions. Moreover, delays in investing the net proceeds from payoffs of mortgage loans may cause our performance to be weaker than other fully invested mortgage REITs pursuing comparable investment strategies. We are a blind pool REIT and you will not have the opportunity to evaluate the manner in which we invest or the economic merits of particular assets to be acquired. Furthermore, we face the risk that we might not successfully operate our business or implement our operating policies and strategies as described in this report.

Defaults on the mortgage loans we expect to fund or acquire may reduce the value of our investment portfolio and may harm our results of operations.

The deterioration of the market for home loans has had a detrimental effect on the ability of our borrowers to sell homes securing some of our loans.  As a result we have seen an increase in the number of loans in default.  As a lender willing to invest in loans to borrowers who may not meet the credit standards of other financial institutions, the default rate on mortgage loans made by us could be higher than that of the real estate industry generally. As of December 31, 2007 we had 43 loans in our portfolio from 9 separate borrowers that were placed on nonaccrual status.  The aggregate balance of these loans was approximately $94.1million of which our portion was approximately $38.7 million, and the remaining balance is held by private investors.  These loans have been placed on non-accrual of interest status and are the subject of pending foreclosure proceedings. The increase in our provision for loan losses has materially adversely affected our results of operations.

We intend to invest in uninsured and non-investment grade mortgage loans as part of our investment strategy. In order to grow our business, we may also invest in loans to borrowers who have a high risk of not being able to repay their obligations on a timely basis. While holding these loans, we are subject to risks of borrower defaults, bankruptcies, fraud, losses and special hazard losses that are not covered by standard hazard insurance. For example, we do not require borrowers to obtain terrorism insurance. The number of borrower defaults is trending up. In the event of any default under mortgage loans held by us, we bear the risk of loss of principal and non-payment of interest and fees to the extent we are unable to sell or refinance the underlying property providing for mortgage collateral for an amount equal to the amount of the unpaid obligation. In addition, our attempts to foreclose on the underlying property are often subject to the legal impediments, including borrower bankruptcies, which could substantially delay our ability to sell the property. If a borrower does not repay its mortgage loan, we will incur legal and other costs related to any foreclosure or attempted enforcement of a guaranty, which costs may adversely impact our results of operations. Delays in the sale of property could affect the price we ultimately receive and during that period we may not be receiving any revenue from the property or the related mortgage loan. The longer we are required to hold the property, the greater the impact on our revenues. To the extent we suffer substantial losses with respect to our investments in mortgage loans, the value of our company and the price of our common stock may decline.

We expect to continue to invest in non-investment grade loans, which have a high risk of payment default, thereby increasing the risk to our revenues.

Many of the loans in which we invest are loans made to borrowers with limited credit histories and are riskier than investment-grade loans because there is an increased possibility that the borrower will not be able to repay the principal at maturity. We expect that non-investment grade loans will continue to comprise a majority of our investment portfolio. If the borrowers are unable to repay the loan at maturity, our revenues will decrease. We expect that due to current economic conditions impacting the real estate market, more of our borrowers may have difficulty repaying the principal of their loan at maturity.

Because a substantial majority of our loans are interest-carry and non-amortizing, we may not realize that a loan is non-performing until the maturity date, and therefore may not make proper provision for loan losses or timely prepare a strategy for the non-performing loan, which may adversely affect our results of operations.

A substantial majority of the loans we make are interest-carry, which means that the loan balance includes an interest reserve amount.  They are also non-amortizing, which means that no payment of principal is due until the maturity date.  Because we have loaned the money to make the interest payments, and no principal payments are due during the term of the loan, we may not be able to determine that the borrower will be incapable of making the final payment until it is due at maturity.  If we are slow to identify a non-performing loan, we will not be able to act as quickly to protect the collateral and otherwise minimize any loss due to the non-performing loan.  Our delayed action may result in a material adverse effect on our results of operations if we incur a loss on the loan. We also may ultimately have more non-performing loans than we appear to at any given time because of our delay in identifying them.

A prolonged economic slowdown, lengthy or severe recession or significant increase in interest rates could harm our business.

The risks associated with our business are more acute during periods of economic slowdown or recession because these periods are typically accompanied by illiquid credit markets and declining real estate values.  As a lender willing to invest in riskier loans, rates of delinquencies, foreclosures and losses on our loans could be higher than those generally experienced by traditional commercial lenders during periods of economic slowdown or recession.  We believe that problems in the sub-prime residential mortgage market have adversely affected the general economy and the availability of funds for our borrowers.  We believe this lack of available funds has led to an increase in defaults on our loans.  Furthermore, problems experienced in U.S. credit markets since the summer of 2007 have reduced the availability of credit for many prospective borrowers.  These problems have made it more difficult for our borrowers to obtain the anticipated re-financing necessary to pay our loans, which are typically balloon loans for which the entire principal amount is payable at maturity.  Thus, an extended period of illiquidity in the credit markets could result in a material increase in the number of our loans that are not paid back on time.   Any sustained period of increased delinquencies, defaults or foreclosures will likely have an adverse affect upon our ability to make mortgage loans, which could significantly harm our business, financial condition, liquidity and results of operations.

By becoming the owner of real estate, we may incur additional obligations, which may reduce the amount of funds available for distribution to our stockholders.

Other than our office building, we expect to own real property only if we foreclose on a defaulted loan and purchase the property at the foreclosure sale.  Acquiring a property at a foreclosure sale may involve significant costs.  If we foreclose on the collateral, we expect to obtain the services of a real estate broker and pay the broker’s commission in connection with the sale of the property.  We may incur substantial legal fees and court costs in acquiring a property through contested foreclosure or bankruptcy proceedings.

In addition, significant expenditures, including property taxes, maintenance costs, mortgage payments, insurance costs and related charges, must be made on any property we own regardless of whether the property is producing any income.

Under applicable environmental laws, any owner of real property may be fully liable for the costs involved in cleaning up any contamination by materials hazardous to the environment.  Even though we might be entitled to indemnification from the person that caused the contamination, there is no assurance that the responsible person would be able to indemnify us to the full extent of our liability.  Furthermore, we would still have court and administrative expenses for which we may not be entitled to indemnification.

We expect to depend on borrowings to purchase some of our assets and reach our desired amount of leverage. If we fail to obtain or renew sufficient funding on favorable terms or at all, we will be limited in our ability to acquire assets, which will harm our results of operations.

We expect to depend on short-term borrowings to fund acquisitions of assets and reach our desired amount of leverage, which is 50% to 100% of net assets. Accordingly, our ability to achieve our investment and leverage objectives depends on our ability to borrow money in sufficient amounts and on favorable terms. We must be able to renew or replace our maturing short-term borrowings on a continuous basis. Our credit facility has a maturity date of February 2009. We expect to depend on a few lenders to provide the primary credit facilities for our investments in mortgage loans. In addition, our existing indebtedness may limit our ability to make additional borrowings. If our lenders do not allow us to renew our borrowings or we cannot replace maturing borrowings on favorable terms or at all, we might have to sell our assets under adverse market conditions, which would harm our results of operations and may result in permanent losses.

Decreases in the value of the property underlying our mortgage loans might decrease the value of our assets.

The mortgage loans in which we invest are secured by underlying real property interests. To the extent that the value of the property underlying our mortgage loans decreases, our security might be impaired, which might decrease the value of our assets. As of the date of this report, property values have been negatively impacted by the housing slowdown.

We expect approximately 70% of loans invested in by us will continue to be acquisition and development loans, which are highly speculative.

We expect that approximately 70% (75% as of December 31, 2007) of our assets will continue to be mortgage loans for the acquisition and development of real estate, which will initially be secured by unimproved land. These types of loans are highly speculative, as the borrower's ability to repay depends on its ability to develop the land. If in fact the land is not developed, the borrower may not be able to refinance the loan and, therefore, may not be able to make the balloon payment when due. If a borrower defaults and we foreclose on the collateral, we may not be able to sell the collateral for the amount owed to us by the borrower. In calculating our loan-to-value ratios for the purpose of determining maximum borrowing capacity, we use the estimated value of the property at the time of completion of the project, which increases the risk that, if we foreclose on the collateral before it is fully developed, we may not be able to sell the collateral for the amount owed to us by the borrower.

Substantially all of our investments are balloon mortgage loans, which have a higher risk of payment default than amortizing loans, thereby increasing the risk to our revenues.

Balloon payment loans, which typically provide for the repayment of all or substantially all of the principal at the maturity of the loan, are riskier than amortizing loans because the borrower's repayment frequently depends on its ability to refinance the loan or sell the property at the maturity of the loan. We expect balloon mortgage loans to continue to comprise substantially all of our investment portfolio. Due to market conditions as of the date of this report, borrowers are having more difficulty refinancing their loan or selling the property. If the borrowers are unable to refinance the loan or sell the property when the balloon payment is due, our revenues will decrease. Balloon payment loans do not generate principal repayment to us through monthly repayment.

The geographic concentration of the properties underlying our investments may increase our risk of loss.

Our mortgage portfolio is primarily concentrated in the Southwestern United States. As of December 31, 2007, 87% of the principal balance of our portfolio was invested throughout Nevada, California, and Arizona. Our borrowers’ ability to repay our notes is dependent upon the real estate and general economic conditions in this area. Recently, the general economic conditions in these areas have deteriorated.

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

Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. Interest rate fluctuations present a variety of risks including the risk of a mismatch between our asset yields and the interest rates on our borrowings, which could reduce the value of our assets and our ability to incur additional indebtedness. As of the date of this report, interest rates are trending down.

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

▪	the movement of interest rates; and
▪	the availability of financing in the market.

We expect that most of our borrowings will be collateralized borrowings under credit agreements. If the interest rates on these credit agreements increase, our results of operations will be harmed and we may have losses.

Failure to obtain or maintain adequate funding under credit agreements may harm our results of operations.

We have renewed our credit agreement for funding our investments. Any failure to obtain or maintain adequate funding under this financing arrangement or on attractive terms could harm our operations and our overall performance. An increase in the cost of financing in excess of any change in the income derived from our mortgage assets could also harm our earnings and reduce the cash available for distributions to our stockholders.

Possible market developments could cause our lenders to require us to pledge additional assets as collateral. If our assets are insufficient to meet the collateral requirements, we might be compelled to liquidate particular assets at inopportune times and at disadvantageous prices, which may cause us to experience losses.

Possible market developments, including a sharp or prolonged rise in interest rates or the current increasing market concern about the value or liquidity of one or more types of the mortgages in which we invest, might reduce the market value of our portfolio, which might cause our lenders to require additional collateral. Any requirement for additional collateral might compel us to liquidate our assets at inopportune times and at disadvantageous prices, thereby harming our operating results. If we sell assets at prices lower than the carrying value of the assets, we would experience losses.

Because the assets underlying the loans that we expect to acquire might experience periods of illiquidity, we might be prevented from liquidating our collateral at opportune times and prices, and our capital available to acquire new investments will be reduced.

If we are required to foreclose on the real estate securing our loans because of a default by the borrower in the payment of its indebtedness, we bear the risk of being unable to dispose of our collateral at advantageous times and prices or in a timely manner because real estate assets generally experience periods of illiquidity. The lack of liquidity might result from general economic conditions impacting the real estate and credit markets, low occupancy rates, high operating expenses, the early stage of development, the absence of a willing buyer or an established market for these assets, as well as legal or contractual restrictions on resale. If we are unable to sell our collateral at opportune times, our capital available to acquire new investments will be reduced and our ability to generate interest revenue will be limited.

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

We acquire loans secured by commercial properties, including loans that are subordinate to first liens on the underlying commercial real estate. Subordinated or second lien mortgage loans are subject to greater risks of loss than first lien mortgage loans because all payments on these loans are subject to the prior payment of the senior loan. Although we expect subordinated loans will continue to comprise not more than 25% (21.9% as of December 31, 2007) of our investments, there is no limitation on our investments in subordinated loans. An overall decline in the real estate market could reduce the value of the real property securing such loans such that the aggregate outstanding balances of the second-lien loan and the more senior loan on the real property exceed the value of the real property. In that case, if the property were liquidated, the borrower would not receive sufficient proceeds to pay the second-lien loan in full. In addition, for federal income tax purposes, the portion of the debt that exceeds the fair market value of the property would be considered an unsecured loan which could adversely affect our ability to satisfy the REIT asset tests prescribed by applicable Federal income tax laws.

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

We expect approximately 20% of loans invested in by us will continue to be construction loans, which are subject to the risk of failure of completion or failure of the subsequent sale of the completed project.

We expect that approximately 20% (12.3% as of December 31, 2007) of our assets will be mortgage loans for the construction of homes or retail buildings on the real property securing the loans. These types of loans are subject to the risk that the home or building is not completed, or that the completed home or building is not sold or leased, prior to the maturity of our loan. In either case, if the borrower ultimately defaults on the loan, we may be required to find another contractor to complete the project and/or sell the finished project. If we are unable to complete the project or sell the completed project, we could lose a substantial portion of the principal of the applicable loan and our revenues will decline.

We may not be able to expand our operations into new geographic regions, which may cause us to incur expenses that do not result in increased revenues, which would reduce our results of operations.

Our officers have business experience in the Las Vegas, Nevada area. Their relationships with potential borrowers are strongest in Las Vegas. If we continue to expand to other areas, there is no assurance that our officers will be able to develop the business contacts necessary for the business to be successful in such locations. If we make capital expenditures to implement an expansion plan, and are not successful and do not generate revenue in the new geographical areas, our results of operations may be reduced.

We do not have any limitations in our charter documents on the types of first-lien mortgage loans we may fund. Therefore, our investments may not be diversified among the various loan categories we are targeting, which are acquisition, development, construction and commercial property loans. Any lack of diversity in our investments could increase the impact of defaults on our results of operations.

We expect that acquisition and development loans will continue to constitute approximately 70% of our portfolio, construction loans will continue to constitute approximately 20%, and commercial property loans will continue to constitute approximately 10%. However, our Advisor has discretion to allocate our assets among these categories in whatever percentages it determines is in our best interest. Our Advisor may not achieve this allocation, and our assets may be concentrated in one of these types of loans. If our assets are not diversified among the categories of mortgage loans in which we intend to invest, we may be subject to an increased risk of default if the category in which our assets are concentrated experiences disproportionate economic losses.

We might experience reduced net interest income or a loss from holding fixed rate investments during periods of rising interest rates.

We may continue to fund our investment in mortgage loans with short-term borrowings pursuant to credit agreements with variable interest rates. During periods of rising interest rates, our costs associated with borrowings used to fund the investment in mortgage loans are subject to increases while the income we earn from these assets remains substantially fixed. This would reduce and could eliminate the net interest spread between the loans in which we invest and our borrowings used to make such investments, which would reduce our net interest income and could cause us to suffer a loss. As of the date of this report, interest rates for funds we borrow are trending down.

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

A portion of our loans may be secured by leased real property, which limits our rights in the event of default and substantially increases the risk of the loss of our investment.

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

▪
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

▪
A default under a mortgage loan that constitutes collateral for a loan could also result in an involuntary liquidation of the mortgage loan, including any cross-collateralized assets. This would result in a loss to us of the difference between the value of the mortgage loan upon liquidation and the amount borrowed against the mortgage loan.

▪
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

▪	If we experience losses as a result of our leverage policy, such losses would reduce the amounts available for distribution to our stockholders.

The liquidation of our assets may be delayed, which may delay the distribution of liquidation proceeds to our stockholders.

Because most of our loans are short-term, with 12-18 month maturities, we will generally hold our investments to maturity. However, until approximately 2011, to the extent we sell any mortgage loans or property acquired in foreclosure, we intend to use any proceeds from those sales not required to be distributed to stockholders in order to preserve our status as a REIT to fund or acquire additional mortgage loans and repay outstanding indebtedness. If our shares are listed on a national securities exchange or over-the-counter market, we may reinvest the proceeds from any such sales in mortgage loans for an indefinite period of time. If our shares are not listed by December 31, 2011, we expect to sell our assets and distribute the net sales proceeds to stockholders, and we will engage only in activities related to our orderly liquidation, unless our stockholders elect otherwise.

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

We depend on our key personnel, especially our Chairman of the Board, Chief Executive Officer, President and Chief Investment Officer, Todd Parriott, and the loss of any of our key personnel could severely and detrimentally affect our operations.

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

RISKS RELATED TO OUR ADVISOR

Our results may suffer as a consequence of a conflict of interest arising out of our relationship with our Advisor. We pay our Advisor a first-tier management fee based on the amount of invested assets and a second-tier management fee based on our portfolio's performance. This arrangement may lead our Advisor to recommend riskier or more speculative investments regardless of their long-term performance in an effort to maximize its compensation.

The first-tier management compensation fee we pay our Advisor is based on the amount of assets invested, which provides incentive for our Advisor to invest our assets quickly, and possibly in riskier investments regardless of their performance. In addition to its first-tier management fee, our Advisor earns a second-tier management fee for each fiscal quarter equal to a specified percentage of the amount by which our net income, before deducting incentive compensation, net operating losses and certain other items, exceeds a return based on the 10 year U.S. Treasury rate plus 1%. The percentage for this calculation is the weighted average of the following percentages based on our Average Invested Assets for the period:

▪	20% for the first $200 million of our Average Invested Assets; and
▪	10% of our Average Invested Assets in excess of $200 million.

Pursuant to the formula for calculating our Advisor's second-tier management compensation, our Advisor shares in our profits but not in our losses. Consequently, as our Advisor evaluates different mortgage loans and other investments for our account, there is a risk that our Advisor will cause us to assume more risk than is prudent in an attempt to increase its second-tier management fee. Other key criteria related to determining appropriate investments and investment strategies, including the preservation of capital, might be under-weighted if our Advisor focuses exclusively or disproportionately on maximizing its income. The advisory agreement was not negotiated at arm's length and provides for substantial compensation to the Advisor.

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

We may be obligated to pay our Advisor the second-tier management fee even if we incur a loss.

Pursuant to the advisory agreement, our Advisor is entitled to receive the second-tier management fee for each fiscal quarter in an amount equal to a tiered percentage of the excess of our taxable income for that quarter (before deducting incentive compensation, net operating losses and certain other items) above a threshold return for that quarter. The advisory agreement further provides that our taxable income for second-tier management fee purposes excludes net capital losses that we may incur in the fiscal quarter, even if such capital losses result in a net loss on our statement of operations for that quarter. Thus, we may be required to pay our Advisor the second-tier management fee for a fiscal quarter even if there is a decline in the value of our portfolio or we incur a net loss for that quarter.

We can not estimate with certainty the future aggregate fees and expense reimbursements that will be paid to our Advisor under the advisory agreement due to the time and manner in which our Advisor's second-tier management compensation and expense reimbursements are determined.

Our Advisor is entitled to substantial fees pursuant to the advisory agreement. Our Advisor's first-tier management fee is calculated as a percentage of our Average Assets Invested. Our Advisor's second-tier management fee is calculated as a tiered percentage of our taxable income (before deducting certain items) in excess of a threshold amount of taxable income and is indeterminable in advance of a particular period. Since payments of first-tier management fee, second-tier management fee and expense reimbursements are determined at future dates based upon our then-applicable Average Invested Assets, results of operations and actual expenses incurred by our Advisor, such fees and expense reimbursements cannot be estimated with mathematical certainty. We can provide no assurance at this time as to the amount of any such first-tier management fee, second-tier management fee or expense reimbursements that may be payable to our Advisor in the future.

Our Advisor may render services to other entities, which could reduce the amount of time and effort that our Advisor devotes to us.

The advisory agreement does not restrict the right of our Advisor, any persons working on its behalf or any of its affiliates to carry on their respective businesses, including the rendering of advice to others regarding investments in mortgage loans that would meet our investment criteria. Currently, we are our Advisor's only client; however, under the terms of the advisory agreement, our Advisor may take on other clients and be involved in related businesses. For example, Mr. Parriott, our President, is also the President of ARJ Management, and also provides management services to private investors who invest through Consolidated Mortgage. In addition, the advisory agreement does not specify a minimum time period that our Advisor and its personnel must devote to managing our investments.

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

▪
we would be taxed as a regular domestic corporation, which, among other things, means that we would be unable to deduct distributions to stockholders in computing taxable income and we would be subject to U.S. federal income tax on our taxable income at regular corporate rates;

▪
any resulting tax liability could be substantial, would reduce the amount of cash available for distribution to stockholders, and could force us to liquidate assets at inopportune times, causing lower income or higher losses than would result if these assets were not liquidated; and

▪
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
ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We own an office building in Henderson, NV, which serves as our corporate headquarters. The total square footage of the building is approximately 40,000 square feet, and as of December 31, 2007, the building was 100% leased. We currently lease approximately 25,000 square feet of office space to related parties and approximately 15,000 square feet to unrelated third parties under noncancelable leases that expire in 2010.

ITEM 3. LEGAL PROCEEDINGS

We are named in a lawsuit brought by a current shareholder and its affiliates arising from a transaction whereby Desert Capital TRS, Inc. acquired all of the units in Consolidated Mortgage in exchange for cash and shares of our stock.  Named as defendants in the lawsuit, in addition to us, are the following: Todd Parriott, our Chief Executive Officer, Phillip Parriott, CMC Financial Services, Inc., Burton, Desert Capital TRS, Inc., ARJ Management Inc., CM Land LLC, and Consolidated Mortgage.  Plaintiffs allege, among other things, the existence of an oral agreement pursuant to which they are allegedly entitled to receive a portion of the management fee paid by us to Burton. Plaintiffs also allege, among other things, that Consolidated Mortgage made certain overpayments to management before the formation of Desert Capital REIT and undisclosed payments in connection with the formation of Desert Capital REIT and various other entities.  Plaintiffs seek, among other things, damages, prejudgment interest, attorneys' fees, and punitive damages.  We believe that the claims asserted in the lawsuit are without merit.  We deny the existence of any oral agreement and believe that we have fully performed all of their obligations which were memorialized in the Unit Purchase Agreement concerning Consolidated Mortgage.  We also deny all other allegations of wrongdoing.  We intend to vigorously defend the lawsuit.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We held our annual meeting of stockholders on December 27, 2007.  The purpose of this meeting was to vote on the following:

(1)  Election of Directors. Seven directors were elected and the votes cast were as follows:

	For	Withheld	Abstain	Total Shares Voted
Todd B. Parriott	8,666,776	216,533	1600	8,884,909
Robert B. Beville	8,666,776	67,335	1600	8,735,711
G. Steven Dawson	8,666,776	66,335	1600	8,734,711
James L. George	8,666,776	67,335	1600	8,735,711
Stacy M. Riffe	8,666,776	72,007	1600	8,740,383
Thomas L.Gustafson	8,666,776	69,847	1600	8,738,223
Charles W. Wolcott	8,666,776	72,007	1600	8,740,383

(2)  Ratification of Auditors. Hancock Askew & Co. LLP was ratified as our independent registered public accounting firm for the fiscal year ending December 31, 2007. 8,379,425 shares voted for, 11,750 shares voted against, and 343,536 shares abstained.

Part II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

There is no established public trading market for our common stock. As of March 26, 2008, the approximate number of record holders of our common stock was 3,872. Our Board of Directors declared monthly dividends on the last day of each month, payable to stockholders of record at the close of business on the last day of the subsequent month, prorated to the date admitted as a stockholder. The following table lists the declaration dates and per share amounts:

	2007	2006	2005
January 31	$0.100	$0.100	$0.075
February 28	0.100	0.100	0.075
March 31	0.100	0.100	0.075
April 30	0.100	0.100	0.100
May 31	0.100	0.100	0.100
June 30	0.100	0.100	0.100
July 31	0.100	0.100	0.100
August 31	0.100	0.100	0.100
September 30	0.100	0.100	0.100
October 31	0.100	0.100	0.100
November 30	0.100	0.100	0.100
December 31	0.100	0.100	0.100
Total	$1.200	$1.200	$1.125

Pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933, as amended (the “Registration Statement”), we offered for sale to the public on a “best efforts” basis a maximum of 15,000,000 shares of our common stock at a price of $15 per share (the “Second Offering”) including up to 1,500,000 additional shares pursuant to a dividend reinvestment plan under which our stockholders may elect to have dividends reinvested in additional shares at $15 per share. The Registration Statement, File Number 333-128885 was declared effective by the SEC on March 22, 2006. We suspended sales of the Second Offering on February 22, 2008, prior to the expiration of the offering on March 22, 2008. CMCFS was our dealer-manager for the offering.

 As of  March 31, 2006 we sold approximately 13.0 million Shares of our common stock (“Shares”) in our first offering (the “First Offering”) for aggregate gross proceeds before offering costs and selling commissions of approximately $130.4 million.  The net proceeds to us from the First Offering were $116.2 million after payment of approximately $11.7 million of selling commissions and $2.5 million of other issuance costs.

As of December 31, 2007 we sold approximately 3.0 million Shares in our Second Offering for aggregate gross proceeds before offering costs and selling commissions of approximately $44.7 million.  We incurred approximately $4.2 million of selling commissions and $390,564 of other issuance costs resulting in net proceeds to us from the Second Offering of $40.1 million. The selling commissions were paid to CMCFS, the dealer-manager, and our affiliate.

Purchases of equity securities by the issuer and affiliated purchasers

We did not repurchase any of our Shares in the fourth quarter of 2007. We received and retired 293,001 of our shares as a part of the consideration we received in connection with the sale of Consolidated Mortgage. We did not pay any cash consideration for the 293,001 Shares we received.

In June 2006 we completed the issuance of $30 million in trust preferred securities through a newly formed Delaware statutory trust, Desert Capital TRS Statutory Trust I, which is our wholly-owned subsidiary.  The notes bear interest at a floating rate equal to the three-month LIBOR plus 400 basis points, which was 8.98% on December 31, 2007.

The trust preferred securities require quarterly interest distributions. The trust preferred securities mature in July 2036 and are redeemable, at our option, in whole or in part, with no prepayment premium any time after July 30, 2011.

 Desert Capital TRS Statutory Trust I issued to us $928,000 aggregate liquidation amount of common securities, representing 100% of the voting common stock of Desert Capital TRS Statutory Trust I. Desert Capital TRS Statutory Trust I used the proceeds from the sale of the trust preferred securities and the common securities to purchase our junior subordinated notes.  The terms of the junior subordinated notes match the terms of the trust preferred securities.  The notes are subordinate and junior in right of payment to all present and future senior indebtedness and certain other of our financial obligations.

 JP Morgan Chase Bank, N.A. acted as the placement agent. The junior subordinated notes were sold in an offering pursuant to Rule 144A under the Securities Exchange Act of 1933 to qualified purchasers as defined in the Investment Company Act of 1940.

EQUITY COMPENSATION PLAN INFORMATION

We have reserved 1,000,000 shares of common stock for issuance under our 2004 Stock Incentive Plan. The plan was approved by our stockholders in 2004 before we commenced with our initial public offering. We have issued a total of 80,000 shares of restricted stock under this plan. The following table provides summary information about securities issuable under our equity compensation plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	80,000 (1)	N/A	920,000
Equity compensation plans not approved by security holders	—	N/A	—
Total	80,000	N/A	920,000

(1)	80,000 shares of stock have been issued.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data is derived from our consolidated financial statements. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," “Risk Factors” and our audited consolidated financial statements and notes thereto included elsewhere in this report.

	Year Ended December 31,
	2007	2006	2005	2004
Interest income	$20,268,465	$18,271,408	$4,660,426	$458,697
Non-interest income	12,316,036	11,388,150	10,775,504	126,457
Total revenue	32,584,501	29,659,558	15,435,930	585,154

Interest expense	4,017,764	2,669,710	941,709	92,925
Non-interest expense	15,323,991	11,966,561	7,573,026	454,416
Provision for loan losses	34,411,328	369,236	55,825	21,904
Income tax expense	668,644	406,339	669,889	29,085
Total expense	54,421,727	15,411,846	9,240,449	598,330

Income allocated to minority interest	-	-	884,204	-

Net income (loss)	$(21,837,226)	$14,247,712	$5,311,277	$(13,176)
Net income (loss) per share-basic	(1.35)	1.06	1.09	(0.04)
Net income (loss) per share-diluted	(1.35)	1.06	1.09	(0.04)

Total assets	165,714,119	187,030,634	97,525,792	23,555,354
Total liabilities	44,666,843	48,581,982	14,701,463	6,772,366
Total stockholders' equity	121,047,276	138,448,652	82,824,329	16,782,988

Dividends declared per share	$1.20	$1.20	$1.125	$0.30

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

    Our forward-looking statements are based upon our management’s beliefs, assumptions and expectations of our future operations and economic performance, taking into account the information currently available to us. Forward-looking statements involve risks and uncertainties, some of which are not currently known to us, that might cause our actual results, performance or financial condition to be materially different from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. Some of the important factors that could cause our actual results, performance or financial condition to differ materially from expectations are:

▪	Economic conditions impacting the real estate market and credit markets;
▪	Changes in interest rates;
▪	Potential impacts of our leveraging policies and strategies without stockholder approval;
▪	An increase in the number of our loans that become nonperforming;
▪	Our Advisor’s motivation to recommend riskier investments in an effort to maximize its incentive compensation under the advisory agreement; and
▪
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

    For a more detailed description of the risks affecting our financial condition and results of operations, see “Risk Factors” in Item 1A of this Form 10-K.

Business

    Desert Capital REIT, Inc. and its subsidiaries (“Desert Capital,” “we,” “us,” ”our” and “company”) is a Maryland corporation formed in December 2003 as a real estate investment trust (“REIT”) that specializes in the financing of real estate projects by providing short-term mortgage loans to homebuilders and commercial developers in markets where we believe we possess requisite skills and market knowledge. We generally invest in 12- to 18-month, first and second lien mortgage loans, consisting of acquisition, development and construction loans to both local and national developers and homebuilders. We derive our revenues primarily from interest payments received from mortgage investments funded with our equity capital and borrowed funds. Our principal business objective is to generate net income for distribution to our stockholders from the spread between interest income on our mortgage assets and the costs of financing the acquisition of these assets. This spread, net of operating expenses, provides both operating capital and distributable income. The growth of our business depends on our access to external sources of capital. Our profitability depends on our ability to obtain that capital at a cost we can absorb while still generating an attractive risk-adjusted return on the loans we acquire using the proceeds of our financings. Our business also depends on our ability to locate suitable investments to keep our capital fully deployed at favorable rates. We are externally managed and advised by Sandstone Equity Investors, LLC, (“Sandstone” or “Advisor”) a related party. Officers and majority owners of Sandstone are also our executive officers.  See Note 5 – Commitment and Related Parties of the Notes to the Consolidated Financial Statements.

Our operating results are affected primarily by: (i) real estate market volatility, (ii) our level of nonperforming assets, foreclosures and related loan losses, (iii) our ability to maintain a spread on interest income on loans and borrowed funds, (iv) the amount of capital we are able to raise to invest in real estate loans and (v) our ability to continually identify suitable borrowers with attractive real estate projects.

Recent Developments and Trends

    In 2007, the country experienced a slowdown in housing sales that was exacerbated by the collapse of the sub-prime residential mortgage market. As a result of the credit concerns in the sub-prime residential mortgage market, banks and other financial institutions substantially reduced the availability of and increased the cost of debt capital for many companies which has resulted in market illiquidity. Like other mortgage REITs, we are being adversely affected by these difficulties in the residential mortgage industry and current conditions in the economy. For the year ended December 31, 2007 our net loss was $21.8million, or $1.35 loss per share on a diluted basis. Our net loss for 2007 is primarily due to a $34.4 million provision for loan losses and a $3.8 million impairment of real estate owned. We had an increase in nonperforming loans in 2007 and the carrying balance of the nonperforming loans as of December 31, 2007 was $31.7 million net of an allowance of $7 million. During 2007 we foreclosed on properties with original loan balances of approximately $42.9 million. Such loans were impaired prior to foreclosure resulting in a provision for loan loss of $7.9 million. We disposed of $11.5 million of real estate owned which we financed for the purchaser, an unrelated third party, and no gain or loss was recorded on the sale. We also disposed of $4 million of real estate owned for cash proceeds of $4 million, resulting in an immaterial loss on the sale. Additionally, during the fourth quarter we recorded an impairment charge of $3.8 million related a decline in the value of real estate owned.

    During the first half of 2007, our borrowers were able to find alternative sources of financing, delay projects, and/or obtain extensions on existing loans to manage these difficult market conditions. By mid-2007 some of our borrowers began showing signs of weakening as the nation experienced a significant downturn in the real estate market and economy. At the same time, the sub-prime mortgage crisis meant significantly fewer buyers were eligible to obtain mortgage loans. This made it difficult or impossible for some of our borrowers to sell lots, homes and commercial projects according to their original projections. This, coupled with unstable credit markets, meant that some of our borrowers have not been able to obtain additional financing, complete projects, and meet their debt obligations.

    At the onset of the real estate market decline in mid-2007, our Advisor worked with Consolidated Mortgage, our affiliate and loan servicer, to evaluate each loan in our portfolio to identify any potential short-term and long-term issues and formulate a strategy to resolve any potential issues. We have continued to work closely with Consolidated Mortgage to monitor the status of each loan.

    Through the third quarter, many of our loans were still performing and those loans that had become nonperforming generally were supported by their collateral values. During the fourth quarter, the nationwide tightening of the credit market created a lack of funding to purchase new homes, which caused the collateral values supporting many of our properties to become impaired as the builders and developers, who are the borrowers of our mortgage loans, suffered from the lack of buyers for sales of homes and developed projects.

    We have implemented the following strategies with respect to our nonperforming loans and may revise our strategies as necessary.

▪
Cash Sale of the Underlying Collateral – If we determine through a thorough review process that it is advantageous to sell the property that secured a nonperforming loan at a loss rather than to continue to hold the property and incur additional costs, we may sell the property for cash.

▪	New Borrower Assumption –If we can identify new qualified borrowers to assume the initial loan amount, we will convert the non-performing loan into a performing loan.
▪
Joint Venture – We may form a joint venture with a new investor to provide additional financing and development expertise to complete the project.  Once the project is completed and sold, we will distribute the sales proceeds according to the joint venture agreement. This strategy may significantly reduce our ownership in the property.

▪
“Mothballing” or Holding the Property – If we are unable to implement any of the strategies discussed above, or if we determine that it may be advantageous to hold the property based upon local real estate market conditions, we will hold the property for a undetermined period of time. This is a temporary strategy, which at the appropriate time will be replaced with one of the other options. In most instances, we do not intend to become long-term property owners.

    The increase in nonperforming loans has impacted our revenues due to the default in interest payments and our provision for loan losses due to the impairment of our loans. However, despite the difficult market, our Advisor and servicer have resolved a number of the defaulted loans in our portfolio and will continue to dedicate their efforts toward more resolutions.

    The market conditions have resulted in lower market values for the assets collateralizing our loans. We have evaluated each nonperforming loan on an individual basis in an effort to develop a strategy for maximizing the value given the unique characteristics of each loan. In some cases, we believe that the assets collateralizing our nonperforming loans have greater value than current conditions imply. We will seek to minimize potential losses of our impaired loans and achieve the greatest capital realization with respect to each nonperforming loan.

    As a collateral-based lender, one of our goals is to protect the value of the underlying collateral.  We have foreclosed on the collateral securing a number of nonperforming loans and as a result, we own property located primarily in the western region of the United States. We have revised our operating strategy to accommodate our current status as a landowner. We believe that with the experienced management team of our Advisor and the depth of our knowledge of the real estate markets in which these properties are located, we are positioned to hold these properties and realize their potential value and minimize our losses.

    At December 31, 2007, we held interests in six properties with a total carrying value of approximately $15.7 million, which were acquired through foreclosure and recorded as investments in real estate owned in our financial statements. This level of foreclosure activity may reflect the continuing weakness in certain sectors of the economy and the risk inherent in our business strategy that entails more lenient underwriting standards than commercial banks and expedited loan approval procedures. While pursuing foreclosure actions, we evaluate each property on an individual basis in an effort to develop a strategy for maximizing the value of the property and limiting any losses. The carrying value of real estate owned is assessed on a monthly basis from updated appraisals, comparable sales values or purchase offers.  It is not our intent to invest in real estate as a long-term investment.

    Due to the real estate and credit market disruptions, the market’s interest in investments in mortgage REITs like Desert Capital REIT has correspondingly decreased.  Our sales of common stock during the third and fourth quarters of 2007 are indicative of the reduced investor interest in real estate investments as a result of the unfavorable market conditions.  In the third and fourth quarters of 2007 we sold $6.3 million and $2.4 million, respectively, of our common stock as compared to $9.9 million and $10.4 million, respectively, for the first and second quarters of 2007.

    Although the real estate and credit market disruptions discussed above have presented challenges for us, we have an operational structure with relatively low debt obligations. We will continue to explore additional investment and business opportunities as they arise; however, due to the current credit market disruption, our investment opportunities may be limited. Management expects that the current difficult real estate and credit market conditions will have an adverse effect on our operations in 2008.  In addition, on February 22, 2008, our Board of Directors and management determined that it was in the best long-term interest of our company and its stockholders to reduce the monthly cash dividend from $.10 to $.025 per share.  These market conditions also contributed to the decision by our Board of Directors to suspend the sale of our shares as of February 22, 2008 prior to the upcoming expiration of the offering, which would not allow sales of shares to occur after March 22, 2008 pursuant to the prospectus.

    In order to maintain our status as a REIT for U.S. federal income tax purposes, we must satisfy certain tests concerning, among other things, our sources of income, the nature of our assets, the amounts we distribute to our stockholders and the ownership of our stock.  Specifically, at the close of each quarter of each year, we must satisfy certain tests relating to our assets.  One of these four tests is that no more than 20% of the value of a REIT’s total assets may be represented by securities of one or more taxable REIT subsidiaries.  We owned Consolidated Mortgage in a taxable REIT subsidiary, so its value could not exceed 20% of the value of Desert Capital REIT’s total assets.  We believed at the time of purchase of Consolidated Mortgage that the pace at which Desert Capital REIT would continue to grow would outpace the growth of Consolidated Mortgage. However, Desert Capital REIT did not keep up with the pace at which Consolidated Mortgage grew over the next couple of years.  Upon the final installment payment of the purchase price for Consolidated Mortgage in October 2005, Consolidated Mortgage was servicing approximately $350 million in loans, which grew to approximately $470 million by the end of 2006. In the third quarter of 2006, management began to analyze the value of Consolidated Mortgage as compared to the value of Desert Capital REIT as a whole, and consider that as a result of its growth, the value of Consolidated Mortgage may, in the near future, threaten Desert Capital REIT’s ability to continue to qualify as a REIT, which would mean that we would be subject to adverse U.S. federal income tax consequences.

    In November 2007, we acted proactively to mitigate the risk that our continued ownership of Consolidated Mortgage could jeopardize our REIT status by selling Consolidated Mortgage.  Discussion by our Board of Directors and management team began in early 2007 to formulate a solution to the growth of Consolidated Mortgage relative to the growth of Desert Capital REIT to avoid violating the rules applicable to REITs. Management concluded that this problem could be solved by either increasing our total assets so that Consolidated Mortgage became a smaller percentage of our total assets or selling Consolidated Mortgage.  We intensified our efforts to obtain leverage, which would have allowed us to increase our total assets, and therefore diminish the risk of violating the REIT rules.  In addition, we attempted to increase sales of our common stock and provide us with additional capital to increase our total assets. Our efforts to obtain leverage and raise additional equity capital were unsuccessful. Consequently, our Board of Directors and management agreed to sell Consolidated Mortgage to Sandstone. The sale was effected in November 2007. We recognized a $3.4 million gain on the sale of Consolidated Mortgage. This gain is based on the sales price of $28.25 million, less the installment payment of $8.25 million, less our basis in Consolidated Mortgage of $16.6 million, which includes a $3.1 million increase in our basis from its earnings during the time that we owned it. See Note 5 – Acquisition and Divestitures and Note 17 – Commitments and Related Parties of the Notes to the Consolidated Financial Statements.

    Recently, we have experienced a reduction in our loan originations and an increase in our nonperforming loans, impaired loans, and land held for sale due to foreclosure.  Management expects that the current difficult real estate and sub-prime mortgage market conditions will have an adverse effect on our operations in 2008.  In addition, on February 22, 2008, our Board of Directors and management determined that it was in the best long-term interest of our company and its stockholders to reduce the monthly cash dividend from $0.10 to $0.025 per share.  These market conditions also contributed to the decision by our Board of Directors to suspend the sale of our shares as of February 22, 2008 prior to the upcoming expiration of the offering, which would not allow sales of shares to occur after March 22, 2008 pursuant to the prospectus.

Loan Portfolio Information

    Loans funded during 2007 and 2006 were $69.4 million and $149.6 million, respectively.  As of December 31, 2007, 67% and 13% of our loans were in Nevada and California, respectively, compared to 65% and 13%, at December 31, 2006, respectively.  As a result of this geographical concentration, any further downturn in the local real estate markets in these states could have a material adverse effect on us.

    As of December 31, 2007, the aggregate amount of loans to our four largest borrowers was $57.5 million representing approximately 40% of our total investment in real estate loans.

    During 2007 we foreclosed on properties with original loan balances of approximately $42.9 million. Such loans were impaired prior to foreclosure resulting in a provision for loan loss of $7.9 million. We disposed of $11.5 million of real estate owned which we financed for the purchaser, an unrelated third party, and no gain or loss was recorded on the sale. We also disposed of $4 million of real estate owned for cash proceeds of $4 million, resulting in an immaterial loss on the sale. Additionally, during the fourth quarter we recorded an impairment charge of $3.8 million related to declines in value of real estate owned. At December 31, 2007, we had 43 nonperforming loans.  These loans have a principal balance of $38.7 million and a carrying balance of $31.7 million net of the allowance for loan losses of $7.0 million.  These loans have been placed on non-accrual of interest status and are being renegotiated with the borrower or are pending foreclosure.  As of December 31, 2006, we had $4.6 million of nonperforming loans which had a related allowance of $446,965.

    In addition to the nonperforming loans that have a specific reserve for loan losses, we have 32 loans that were performing as of December 31, 2007, which became nonperforming subsequent to year-end and that we determined were impaired at December 31, 2007.  These loans have a principal balance of $42.3 million and a carrying value of $23.9 million net of the allowance for loan losses of $18.4 million.  Historically, we have not had a significant amount of nonperforming loans nor have we had a significant amount of impaired loans.

Results of Operations - Year ended December 31, 2007 compared to the year ended December 31, 2006

Revenues:

    Interest income is generated on our mortgage investments and loans held for sale. Interest income increased $2 million, or 11%, to $20.3 million in 2007 from $18.3 million in 2006. This increase was due to a 33% increase in the average balance of the loan portfolio from $116.1 million for 2006 to $154.3 million in 2007. We used proceeds from sales of our equity securities as well as debt proceeds to fund new loans. The additional interest generated by the increase in the loan portfolio was partially offset by an increase in the balance of nonperforming loans from $4.6 million at December 31, 2006 to $38.7 million at December 31, 2007.  The increased balance of nonperforming loans lowered the average yield on the portfolio to 12.2% in 2007 from 13.5% in 2006.

    Non-interest income in both years mainly consisted of loan brokerage fees, loan servicing fees, foreclosure fees, and rental income on our office building. In November 2007, we sold Consolidated Mortgage resulting in a gain of $3.4 million.  The gain from the sale of Consolidated Mortgage was based on the purchase price of $28.25 million, less the installment fee of $8.25 million, less our basis of $16.6 million, which includes a $3.1 million increase in our basis in the company from its earnings during the time that we owned it.  The gain on the sale caused non-interest income to increase $0.9 million, or 8%, to $12.3 million in 2007 from $11.4 million for the year ended December 31, 2006. Loan brokerage fees and servicing fees decreased by 22% and 30%, respectively, during the period as a result of a decrease in new loan origination and loans becoming nonperforming.

Expenses:

    Interest expense consists of interest on our mortgage loans, credit facility, and junior subordinated notes payable. Interest expense increased 51%, to $4.0 million in 2007 from $2.7 million for the year ended December 31, 2006. The addition of $30 million of junior subordinated notes payable in June of 2006 increased our average outstanding debt by 48%, to $42.4 million in 2007 from $28.7 million in 2006.  Higher average debt and interest balances during 2007 compared to 2006 resulted in increased interest expense for 2007.

    Non-interest expense increased $3.3 million or 27.5%, to $15.3 million in 2007 from $12.0 million for the year ended December 31, 2006. Management fees decreased as a result of an increase in nonperforming loans.  The provision for loan losses was $34.4 million for the year ended December 31, 2007 compared to $0.4 million for the year ended December 31, 2006.  The increase in the provision was due to a substantial decline in the real estate and credit markets, causing the collateral securing our loans to decrease in value.  As a result of the real estate decline we also recorded an impairment of real estate owned of $3.8 million in 2007.

Results of Operations - Year ended December 31, 2006 compared to the year ended December 31, 2005

Revenues:

    Interest income is generated on our mortgage investments, loans held for sale, and on funds that we hold in trust for investors. Interest income increased $13.6 million, or 289%, to $18.3 million in 2006 from $4.7 million in 2005. This increase was primarily due to a 242% increase in the average outstanding balance of the loan portfolio from $33.9 million for the period ended December 31, 2005 to $116.1 million in 2006. The increase in the loan portfolio is a result of the proceeds of our ongoing sale of our equity securities as well as debt proceeds being used to fund loans. The average yield on the portfolio increased 9.8% to 13.5% in 2006 from 12.3% in 2005.

    Non-interest income during 2005 and 2006 mainly consisted of loan brokerage fees, loan servicing fees, foreclosure fees, and rental income on our office building. Non-interest income increased $0.6 million, or 5.5%, to $11.4 million in 2006 from $10.8 million for the year ended December 31, 2005. This increase was primarily due to Consolidated Mortgage being fully consolidated into the financial statements for all of 2006 as compared to only nine months of consolidation in 2005. In 2006 we originated $367 million of loans compared to $454 million in 2005. The decline is primarily a result of a decrease in the number of loans being paid off in 2006 compared to 2005. Historically, payoff proceeds are reinvested into new loans increasing originations. Average origination fees increased 14%, to 2.4% in 2006 compared to 2.1% in 2005.

Expenses:

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

    Non-interest expense increased $4.4 million or 58%, to $12.0 million in 2006 from $7.6 million for the year ended December 31, 2005. This increase was due to management fees increasing as a result of a larger amount of invested assets. Compensation costs increased as we continued to add employees to the company. Advertising costs also increased significantly in 2006 due to advertising and marketing being utilized compared to minimal advertising spending in 2005.

Taxable Income:

    REIT taxable net income is calculated according to the requirements of the Internal Revenue Code, rather than generally accepted accounting principles (GAAP). The following table reconciles GAAP net income (loss) to REIT taxable net income (loss) for the years ended December 31:

	2007	2006	2005
GAAP net income (loss)	$(21,837,226)	$14,247,712	5,311,277
Adjustments to GAAP net income (loss):
Provision for loan loss	34,411,328	369,236	55,825
Impairment of real estate owned	3,755,080
Actual Loss	(548,524)	-	-
Net adjustment for TRS income	(2,980,829)	(409,600)	(1,249,653)

REIT taxable net income (loss)	$12,799,829	$14,207,348	4,117,449

    Our income (loss) calculated for tax purposes differs from income (loss) calculated in accordance with GAAP primarily because the financial statements of the REIT and its taxable REIT subsidiaries are consolidated for GAAP purposes while they are not consolidated for tax purposes. The distinction between taxable income and GAAP income is important to our stockholders because distributions are declared on the basis of REIT taxable income. While we generally will not be required to pay income taxes on our REIT taxable income as long as we satisfy the REIT provisions of  the Internal Revenue Code, each year we will be required to complete a U.S. federal income tax return wherein taxable income is calculated. This taxable income level will determine the minimum level of distribution we must pay to our stockholders. There are limitations associated with REIT taxable net income. For example, this measure does not reflect net capital losses during the period and, thus, by itself is an incomplete measure of our financial performance over any period. As a result, our REIT taxable net income should be considered in addition to, and not as a substitute for, our GAAP-based net income as a measure of our financial performance.

Adjusted Earnings

    We define Adjusted Earnings as net income (loss) available to common stockholders, determined in accordance with GAAP, adjusted for the following items: provision for loan losses, non-cash equity compensation, amortization and depreciation, realized (gains) losses on sale of real estate owned and sales of subsidiaries. Adjusted Earnings is a non-GAAP financial measurement and does not purport to be an alternative to net income determined in accordance with GAAP, or as a measure of operating performance or cash flows from operating activities determined in accordance with GAAP as a measure of liquidity.

    Management views Adjusted Earnings as a useful and appropriate supplement to net income (loss) and earnings (loss) per share because it enables management to evaluate our performance without the effects of certain adjustments in accordance with GAAP that management believes may not have a direct financial impact on our distributable earnings. The most significant GAAP adjustments that we exclude in determining Adjusted Earnings are provisions for loan losses, non-cash equity compensation, amortization and depreciation, and deferred tax amounts. Each of these items is typically a non-cash charge or a measure that is not considered in determination of taxable income. Provisions for loan losses, non-cash equity compensation, and amortization and depreciation costs do not affect our daily operations, but they do impact our financial results under GAAP. By measuring our performance using Adjusted Earnings and net income, we are able to evaluate how our business is currently performing both before and after giving effect to recurring GAAP adjustments such as those mentioned above and excluding gains or losses from the sale of real estate owned and the sale of subsidiaries.

    Adjusted Earnings should not be considered as an alternative to net income (loss) or cash flows from operating activities (each computed in accordance with GAAP). Instead, Adjusted Earnings should be reviewed in connection with net income (loss) and cash flows from operating, investing and financing activities in our consolidated financial statements to help analyze how our business is currently performing. Adjusted Earnings and other supplemental performance measures are defined in various ways throughout the REIT industry. Investors should consider these differences when comparing our adjusted earnings to other REITs.

    The table below reconciles the differences between reported net income (loss) and Adjusted Earnings for the following periods:

	For the Years Ended
	December 31, 2007	December 31, 2006	December 31, 2005
Net income (loss), as reported	$(21,837,226)	$14,247,712	$5,311,277
Add (deduct):
Provision for loan losses	34,411,328	369,236	55,825
Non-cash equity compensation	716,667	166,667	94,445
Impairment on investments	3,755,080	-	-
Realized losses on sale of real estate owned	548,524	-	-
Gain on sale of subsidiary	(3,382,129)	-	-
Deferred tax provision (benefit)	632,269	106,154	-
Amortization and depreciation	782,349	453,086	143,668

Adjusted Earnings	$15,626,862	$15,342,855	$5,605,215

Liquidity and Capital Resources:

    Our primary sources of funds for liquidity consisted of proceeds of our public equity offering which we conducted from March 2006 to February 2008, borrowings under our credit arrangements, net cash provided by operating activities, and repayments of outstanding loans.

    In March 2006 we commenced the second public offering of our common stock. Through December 31, 2007, we received gross proceeds of $44.7 million from this second offering. These proceeds were used to invest in mortgage loans and pay the offering expenses.

    We have a $7.5 million secured revolving credit facility with a term of one year that matured in February 2008 and was extended to February 2009.  We draw on the facility for short-term funding requirements. Amounts drawn under this facility bear interest at an interest rate equal to the prime rate plus 75 basis points, with a floor of 7%, and must be repaid within 90 days.  Amounts drawn under this facility are secured by the corresponding loan that is being funded by the advance. The interest rate on this facility at December 31, 2007 was 8%. At December 31, 2007 we had $2,139,200 outstanding and $5,360,800 available under this facility. The principal amount of loans pledged as collateral for this facility on December 31, 2007 was $2,139,200. We were in compliance with all debt covenants related to this credit facility as of December 31, 2007. In connection with the extension through 2009 we pledged additional collateral consisting of one loan with a principal balance of $14.4 million.

    Net cash provided by operating activities for the twelve months ended December 31, 2007, was approximately $17.7 million, which was primarily generated from interest on our mortgage notes receivable and fees generated by Consolidated Mortgage from originating and servicing loans. In the future, we expect cash flows from operating activities to consist primarily of interest income, which may continue to be negatively affected by the level of nonperforming loans until market conditions improve.

    Since we rely primarily upon repayment of outstanding loans to provide capital, the significant level of defaults on our outstanding loans has reduced the funds we have available for investing in new loans.  Additional defaults on our outstanding loans could further reduce the funds we have available for investing in new loans. Extended foreclosure proceedings may also result in significant delays in the return of invested funds. These circumstances have reduced and may further reduce our capital resources and impair our ability to invest in new loans. Nonperforming assets and real estate owned as of December 31, 2007, had a carrying balance of approximately $31.7 and $15.7 million respectively, net of reserves of approximately $7 million and $11.4 million respectively. We also had performing loans at December 31, 2007 with a carrying balance of $23.9 million net of reserves of $18.4 million.

    It is likely that nonperforming and real estate owned assets will produce minimal, if any, current earnings until they are sold or an alternative resolution option becomes available. The disposition of these assets cannot be predicted, however our Advisor believes that over time these nonperforming and real estate owned assets will be dealt with and that the proceeds generated from the resolution of these assets will provide capital for reinvestment into performing assets or reduction in outstanding debt as deemed appropriate by our Advisor. Because of the estimated value of the underlying properties, we do not currently believe that any losses beyond those we have already recognized will be incurred upon final disposition of these assets.  However, the amount of further losses, if any, on any individual assets or on the portfolio as a whole may vary. These estimates are based upon a thorough evaluation by our Advisor for collectibility based on prevailing economic conditions, historical experience, unique characteristics of the loan, borrowers’ financial condition, industry trend and an estimated net realizable value of any underlying collateral in relation to the real estate loan amount.

    Our operating costs are relatively low.  We have no employees, a relatively low debt level, low overhead costs and low net carrying costs associated with our assets.  Our operating revenues are used primarily to pay our operating expenses and make distributions to our stockholders.  In order to continue to qualify as a REIT and to avoid corporate-level tax on the income we distribute to our stockholders, we are required to distribute at least 90% of our REIT taxable income on an annual basis. In general, our liquidity requirements consist of new loan fundings operating expenses and principal and interest payment obligations on our debt.  Since we are not currently publicly offering our equity securities for sale, we will utilize principal and interest collections on existing loans receivable, proceeds from the sale of foreclosed assets, proceeds from the disposition of nonperforming loans, and borrowings under our revolving credit facility as our primary sources of funds to invest in new loans, pay operating expenses, service our debt, and pay dividends to our stockholders as available.

    We believe that we will be able to obtain financing in amounts and on terms that are acceptable to us and consistent with our business strategy. We believe that these cash resources are sufficient to satisfy our immediate liquidity requirements, and we do not anticipate a need to raise funds from other than these sources within the next 12 months.  We believe we have sufficient financial resources to continue our operations into the foreseeable future.  However, given the current market conditions, there can be no assurance that we will be able to continue to generate funds through these sources.  A reduction in the availability of the above sources of funds could have a material adverse effect on our financial condition and results of operations.

Contractual Obligations:

The following table sets forth information about certain of our contractual obligations as of December 31, 2007:

	Payments due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations
Junior subordinated notes	$30,928,000	-	-	-	$30,928,000
Mortgage	8,132,769	191,463	2,109,307	607,036	5,224,963
Short term obligations line of credit	$2,139,200	$2,139,200	$-	$-	$-

Lease income committed to Desert Capital REIT.

Credit Facility:

    We have a $7.5 million secured revolving credit facility with a term of one year that matured in February 2008 and was extended to February 2009.  We draw on the facility for short-term funding requirements. Amounts drawn under this facility bear interest at an interest rate equal to the prime rate plus 75 basis points, with a floor of 7%, and must be repaid within 90 days.  Amounts drawn under this facility are secured by the corresponding loan that is being funded by the advance. The interest rate on this facility at December 31, 2007 was 8%. At December 31, 2007 we had $2.1 million outstanding and $5.4 million available under this facility. The principal amount of loans pledged as collateral for this facility on December 31, 2007 was $2.1 million.

We were in compliance with all debt covenants related to this credit facility as of December 31, 2007. In connection with the extension through 2009 we pledged additional collateral consisting of one loan with a principal balance of $14.4 million.

Mortgage Loans Payable:

    We have a mortgage loan payable to a bank with an outstanding principal balance of $6.5 million as of December 31, 2007 and 2006.  This loan bears interest at a rate equal to prime, with a floor of 6.75%. Principal and interest are payable monthly and the note matures in 2026 with no prepayment penalty. The prime interest rate on December 31, 2007 and 2006 was 7.25% and 8.25% respectively. The mortgage is secured by our office building in Henderson, NV. We were in compliance with all financial covenants related to this loan as of December 31, 2007.

    We assumed a first lien mortgage payable to a bank upon foreclosure of a 10,330 square foot office building in Houston, TX in November 2007 to preserve our interest in the property. At December 31, 2007 the loan had an outstanding principal balance of $1.67 million and bears interest equal to the prime rate minus 50 basis points (6.75% at December 31, 2007), and matures in April 2011 with no prepayment penalty. Principal and interest are payable monthly.  We were in compliance with all financial covenants related to this loan as of December 31, 2007.

Junior Subordinated Notes Payable:

    In June, 2006 we completed the issuance of $30 million in unsecured trust preferred securities through a newly formed Delaware statutory trust, Desert Capital TRS Statutory Trust I, which is our wholly-owned subsidiary.  The securities bear interest at a floating rate based on the three-month LIBOR plus 400 basis points, which was 8.98% and 9.38% on December 31, 2007 and 2006, respectively.

    The trust preferred securities require quarterly interest distributions. The trust preferred securities mature in July 2036 and are redeemable, at our option, in whole or in part, with no prepayment premium any time after July 30, 2011.

    Desert Capital TRS Statutory Trust I issued to us $928,000 aggregate liquidation amount of common securities, representing 100% of the voting common stock of Desert Capital TRS Statutory Trust I. Desert Capital TRS Statutory Trust I used the proceeds from the sale of the trust preferred securities and the common securities to purchase our junior subordinated notes.  The terms of the junior subordinated notes match the terms of the trust preferred securities.  The notes are subordinate and junior in right of payment to all present and future senior indebtedness and certain other of our financial obligations.

    Our interest in Desert Capital TRS Statutory Trust I is accounted for using the equity method and the assets and liabilities of Desert Capital TRS Statutory Trust I are not consolidated into our financial statements.  Interest on the junior subordinated notes is included in interest expense in our consolidated income statements and the junior subordinated notes are presented as a liability in our consolidated balance sheet.

The five-year maturities on all loans are as follows:
Years Ending December 31,	Principal
2008	$2,330,662
2009	205,544
2010	220,661
2011	1,683,102
2012	187,908
Thereafter	36,572,092
Total	$41,199,969

Off-Balance Sheet Arrangements:

    We have no off-balance sheet arrangements.  At December 31, 2007, we had no commitments to extend credit.

Critical Accounting Policies and Management Estimates:

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

Use of Estimates:

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

Revenue Recognition:

    Interest income on our mortgage investments is recognized over the life of the investment and recorded on the accrual basis. Loan origination fees and certain direct origination costs associated with mortgage investments funded by us, are deferred and recognized as an adjustment to yield over the lives of the related mortgage investments. Income recognition is suspended for mortgage investments at the earlier of the date at which payments become 90 days past due or when, in the opinion of management, a full recovery of interest and principal becomes doubtful. Income recognition is resumed when the mortgage investment becomes contractually current and performance is demonstrated to be resumed.

    The evaluation of a loan as performing is based upon the borrower meeting the terms of the agreement including making interest payments on a monthly basis.  However, as many of our loans are "interest carry" loans, the borrowers do not make any payments until maturity.  In such cases, we make assumptions as to the borrower’s ability to repay the loans based upon our knowledge of the market and the borrower’s financial status.  Changes in our assumptions as to the borrower’s ability to repay would have an impact on the amount of income we recognize.

    Fees generated upon the funding of loans held for sale are recognized when the loan is funded.  There are no gains or losses realized upon the sale of loans held for sale.

    Loan brokerage fees generated by Consolidated Mortgage prior to its sale in November 2008 were nonrefundable fees for brokering loans to third party investors. Loan brokerage fees were recognized once the loans associated with the fees were funded and recorded by the third party investors.

    Consolidated Mortgage also charged fees to service loans brokered to third party investors as well as other miscellaneous fees during the loan term. These service and other loan fees were recognized throughout the life of the loan as they were earned.

Mortgage Investments:

    Mortgage investments are intended to be held to maturity and, accordingly are carried at cost, net of any unamortized deferred fees and costs, and any allowance for loan losses. The carrying value of these investments is adjusted for origination discounts/premiums, nonrefundable fees and direct costs for originating loans which are amortized into income over the terms of the loans using the effective yield method adjusted for the effects of estimated prepayments based on Statement of Financial Accounting Standards  (“SFAS”) No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases” (“SFAS No. 91”).

Loans Held for Sale:

    Loans held for sale represent short term investments in loans where we intend to sell all or part to third party investors within 90 days. These loans are carried at the lower of cost or market value.

Real Estate Owned:

    Real estate owned includes real estate acquired through foreclosure and will be carried at the lower of the recorded amount, inclusive of any senior indebtedness, or the property's estimated fair value, less estimated costs to sell, with fair value based on appraisals and local market conditions.  While pursuing foreclosure actions, we evaluate each property on an individual basis in an effort to develop a strategy for maximizing the value given the unique characteristics of each property.  We seek to minimize potential losses and achieve the greatest capital realization with respect to each property.  The carrying value of real estate owned is assessed on a regular basis from updated appraisals, comparable sales values or purchase offers.

Allowance for Loan Losses:

    An allowance for loan losses is reflected in our financial statements based upon an evaluation of known and inherent risks affecting our portfolio of mortgage investments including, but not limited to, economic conditions, delinquency status, value of collateral underlying the loan, credit losses to date on underlying mortgages and any remaining credit protection. Management monitors the delinquencies and defaults on mortgage investments and, if an impairment of the related loan is noted, the carrying value of the related loan will be reduced to fair value through a charge to the allowance for loan losses.  We consider mortgages to be delinquent when principal or interest is contractually past due or the loan is past its maturity date.

The value of the underlying collateral, which is based upon an appraisal at origination, also requires estimates and assumptions as to market conditions.  Updated appraisals are periodically obtained but in recent months appraisals have not been readily available due to lack of significant sales comparables and therefore estimates of fair value necessarily include other factors.  Specific allowances for losses may be established for nonperforming and potentially impaired loans based on a comparison of the recorded carrying value of the loan to either the present value of the loan’s expected cash flow, the loan’s estimated market price or the estimated fair value of the underlying collateral. The allowance is increased by charges to operations and decreased by charge-offs (net of recoveries). Loan loss estimates are reviewed periodically and adjustments are reported in earnings when they become known.  Because any decision regarding the allowance for loan losses reflects a judgment about the probability of future events, there is an inherent risk that such judgments will prove incorrect.  In such event, actual losses may exceed (or be less than) the amount of any allowance.  To the extent that we experience losses greater than the amount of our allowances, we may incur a charge to our earnings that will adversely affect our operating results and the amount of any distributions payable to our stockholders.

Income Taxes:

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

    We maintain domestic taxable REIT subsidiaries, which may be subject to U.S. federal, state and local income taxes. Current and deferred taxes are provided for on the portion of earnings (losses) recognized by us with respect to our interest in domestic taxable REIT subsidiaries. Deferred income tax assets and liabilities are computed based on temporary differences between the GAAP consolidated financial statements and the federal and state income tax basis of assets and liabilities as of the consolidated balance sheet date. We evaluate the realizability of our deferred tax assets and recognize a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of our deferred tax assets will not be realized. When evaluating the realizability of our deferred tax assets, we consider estimates of expected future taxable income, existing and projected book/tax differences, tax planning strategies available, and the general and industry specific economic outlook. This realizability analysis is inherently subjective, as it requires management to forecast our business and general economic environment in future periods. Changes in our estimate of deferred tax asset realizability, if any, are included in income tax expense on the consolidated statements of income
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

Based on our loans and liabilities as of December 31, 2007, and assuming the balances of these loans and liabilities remain unchanged for the subsequent twelve months, a 1% increase in interest rates would decrease our annual net income and cash flows by approximately $0.4 million. This decrease is due to our fixed rate investments and variable rate debt. Based on our loans and liabilities as of December 31, 2007, and assuming the balances of these loans and liabilities remain unchanged for the subsequent twelve months, a 1 % decrease in interest rates would increase our annual net income and cash flows by approximately $0.4 million. This increase again is due to our fixed rate investments and variable rate debt.

In the event of a significant rising interest rate environment and/or future economic downturn, defaults could increase and result in credit losses to us, which could adversely affect our liquidity and operating results. Further, such additional delinquencies or defaults could have an adverse effect on the spreads between interest-earning assets and interest-bearing liabilities.

We do not intend to use any derivative instruments to manage our interest rate exposure. Given the short time horizon of our anticipated investments and our related borrowings, we do not believe a hedging strategy is necessary. In addition, our actions are limited by rules with which REITs must comply.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Desert Capital REIT, Inc.
Henderson, Nevada

We have audited the accompanying consolidated balance sheet of Desert Capital REIT, Inc. as of December 31, 2007 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year ended December 31, 2007.  These consolidated financial statements are the responsibility of the management of Desert Capital REIT, Inc.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Desert Capital REIT, Inc. as of December 31, 2007 and the results of its operations and its cash flows for the year ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/ Hancock Askew & Co., LLP

Savannah, Georgia
March 29, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Audit Committee
Desert Capital REIT, Inc.
Las Vegas, Nevada

We have audited the accompanying consolidated balance sheet of Desert Capital REIT, Inc. as of December 31, 2006, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Desert Capital REIT, Inc. as of December 31, 2006, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

Bismarck, North Dakota
March 30, 2007

DESERT CAPITAL REIT, INC.
Consolidated Balance Sheets

	December 31,	December 31,
	2007	2006

ASSETS
Mortgage investments - net of allowance for loan losses of $25,444,130 at December 31, 2007
and $446,965 at December 31, 2006	$118,017,926	$149,588,926
Loans held for sale	2,139,200	7,430,000
Real estate owned	15,652,282	-
Notes receivable from related party	15,500,000	-
Goodwill	-	13,388,555
Building and equipment - net	7,235,939	8,549,506
Land	1,820,000	1,820,000
Cash and cash equivalents	162,753	2,434,948
Interest receivable	1,464,261	1,661,370
Deferred financing costs	975,043	1,009,301
Other investments	1,928,000	928,000
Other assets	818,715	220,028

Total assets	$165,714,119	$187,030,634

LIABILITIES AND STOCKHOLDERS' EQUITY
Credit facility	$2,139,200	$7,430,000
Mortgage payable	8,132,769	6,541,112
Junior subordinated notes payable	30,928,000	30,928,000
Dividends payable	1,675,814	1,498,633
Deferred income taxes	738,423	106,154
Accounts payable and accrued expenses	1,052,637	2,078,083

Total liabilities	44,666,843	48,581,982

Preferred stock, $0.01 par value: 15,000,000 shares
authorized, none outstanding	-	-
Common stock, $0.01 par value: 100,000,000 shares authorized; 16,724,549 and 15,061,896
shares issued and outstanding on December 31, 2007 and December 31, 2006, respectfully	167,246	150,619
Additional paid-in capital	164,370,179	140,441,542
Accumulated deficit	(43,490,149)	(2,143,509)

Total stockholders' equity	121,047,276	138,448,652

Total liabilities and stockholders' equity	$165,714,119	$187,030,634

The accompanying notes are an integral part of these consolidated financial statements.

DESERT CAPITAL REIT, INC.
Consolidated Statements of Operations

	Year Ended December 31,
	2007	2006	2005
INTEREST INCOME:
Mortgage investments	$19,518,103	$17,496,023	$4,482,562
Other interest	750,362	775,385	177,864

Total interest income	20,268,465	18,271,408	4,660,426

Interest expense	4,017,764	2,669,710	941,709

Net interest income	16,250,701	15,601,698	3,718,717
Provision for loan losses	34,411,328	369,236	55,825

Net interest income (loss) after provision for loan loss	(18,160,627)	15,232,462	3,662,892

NON-INTEREST INCOME:
Loan brokerage fees	6,726,124	8,623,357	8,096,602
Service and other loan fees	1,154,381	1,643,494	1,644,822
Gain on sale of subsidiary	3,382,129	-	-
Other	1,053,402	1,121,299	285,561
Income from investment in subsidiary	-	-	748,519

Total non-interest income	12,316,036	11,388,150	10,775,504

NON-INTEREST EXPENSE:
Impairment of real estate owned	3,755,080	-	-
Compensation	2,798,285	2,271,215	1,703,837
Management fees	3,902,797	5,240,417	2,829,059
Professional fees	2,050,103	1,786,907	1,510,816
Insurance	417,930	419,314	386,290
Depreciation	748,092	434,668	143,668
Advertising	791,790	722,083	31,620
Other	859,914	1,091,957	967,736

Total non-interest expense	15,323,991	11,966,561	7,573,026

Net income (loss) before taxes	(21,168,582)	14,654,051	6,865,370

Income tax expense	668,644	406,339	669,889

Income before minority interest	(21,837,226)	14,247,712	6,195,481
Income allocated to minority interest	-	-	884,204

Net income (loss)	$(21,837,226)	$14,247,712	$5,311,277

Earnings (loss) per share - basic	$(1.35)	$1.06	$1.09

Earnings (loss) per share - diluted	$(1.35)	$1.06	$1.09

Weighted average outstanding shares - basic	16,232,622	13,413,055	4,859,363

Weighted average outstanding shares - diluted	16,232,622	13,445,110	4,877,055

The accompanying notes are an integral part of these consolidated financial statements.

DESERT CAPITAL REIT, INC.
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2007	2006	2005
OPERATING ACTIVITIES
Net income (loss)	$(21,837,226)	$14,247,712	$5,311,277
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	782,349	453,086	143,668
Minority interest	-	-	884,204
Income from interest in subsidiary	-	-	(748,519)
Stock based compensation	716,667	166,667	94,445
Gain on sale of subsidiary	(3,382,129)	-	-
Provision for loan loss	34,411,328	369,236	55,825
Impairment of real estate owned	3,755,080	-	-
Deferred tax provision	632,269	106,154	-
Mortgage loans originated for sale	(39,349,950)	(51,502,900)	(32,271,147)
Mortgage loan sales	44,640,750	45,534,047	30,810,000
Net change in:
Interest receivable	197,109	(1,088,426)	(441,644)
Other assets	(1,656,101)	(74,673)	5,226
Deferred origination fees	(732,399)	732,399	-
Accounts payable	(441,980)	418,198	733,773

Net cash provided by operating activities	17,735,767	9,361,500	4,577,108

INVESTING ACTIVITIES
Mortgage investments, net	(25,311,187)	(83,041,310)	(49,095,743)
Investment in other investments	(1,000,000)	(928,000)	-
Acquisition of building and equipment	(304,216)	(954,924)	(7,926,803)
Net cash from sale of subsidiary	(254,985)	-	-
Investment in subsidiary	-	-	(8,437,651)
Cash distribution received from subsidiary	-	-	594,452
Acquisition of land	-	-	(1,820,000)

Net cash used by investing activities	(22,892,912)	(84,924,234)	(66,685,745)

FINANCING ACTIVITIES
Proceeds (repayments) on credit facilities on mortgage loans held for sale, net	(5,290,800)	6,945,300	(899,667)
Proceeds (repayments) on credit facilities on mortgage investments, net	-	(5,000,000)	-
Proceeds on junior subordinated notes	-	30,928,000	-
Proceeds from mortgage loan	-	-	6,640,000
Principal repayments of mortgage loan	(86,063)	(86,574)	(12,314)
Issuance of common stock	29,016,002	60,361,264	69,522,070
Deferred financing costs	-	(1,027,719)	-
Dividends on common stock	(14,230,562)	(10,880,736)	(3,068,025)
Dividends on minority interest	-	-	(508,835)
Offering costs paid	(3,091,852)	(5,582,107)	(7,480,612)
Shares redeemed and retired	(3,431,775)	(2,119,035)	-

Net cash provided by financing activities	2,884,950	73,538,393	64,192,617

Net increase (decrease) in cash and cash equivalents	(2,272,195)	(2,024,341)	2,083,980
Cash and cash equivalents at beginning of period	2,434,948	4,459,289	2,375,309
Cash and cash equivalents at end of period	$162,753	$2,434,948	$4,459,289

Supplemental disclosure of cash flow information:

Cash paid for interest	$3,988,077	$2,696,007	$1,035,544
Cash paid for taxes	666,824	870,000	30,806
Common stock issued for dividend reinvestment program	5,101,671	4,617,239	1,744,958
Common stock dividends declared but not paid	1,669,577	1,498,633	880,633
Foreclosed assets acquired in exchange for loans	42,891,743	-	-
Loans received from sale of foreclosed assets	11,541,891	-	-
Mortgage loan assumed	1,677,720	-	-
Notes received by sale	15,500,000	-	-
Offering costs incurred but not paid	12,806	42,373	90,932
Capitalized interest	-	-	98,980
Common stock issued in exchange for interest in subsidiary	-	-	1,125,000
Common stock issued as repayment of indebtedness	$-	$-	$1,322,139

The accompanying notes are an integral part of these consolidated financial statements.

DESERT CAPITAL REIT, INC.
Consolidated Statements of Stockholders' Equity

	Common Stock
	Number of Shares	Par Value	Additional Paid - in Capital	Accumulated Deficit	Total
Balance at December 31, 2004	1,996,386	$19,964	$16,782,200	$(19,176)	$16,782,988

Issuance of common stock	7,372,608	73,726	73,641,882	-	73,715,608

Offering costs	-	-	(7,512,843)	-	(7,512,843)

Stock based compensation	20,000	200	94,445	-	94,645

Dividends on common stock	-	-	-	(5,567,346)	(5,567,346)

Net income	-	-	-	5,311,277	5,311,277

Balance at December 31, 2005	9,388,994	93,890	83,005,684	(275,245)	82,824,329

Issuance of common stock	5,864,764	58,648	64,919,655	-	64,978,303

Offering costs	-	-	(5,533,548)	-	(5,533,548)

Stock based compensation	20,000	200	166,667	-	166,867

Stock redeemed & retired	(211,862)	(2,119)	(2,116,916)	-	(2,119,035)

Dividends on common stock	-	-	-	(16,115,976)	(16,115,976)

Net income	-	-	-	14,247,712	14,247,712

Balance at December 31, 2006	15,061,896	150,619	140,441,542	(2,143,509)	138,448,652

Issuance of common stock	2,274,891	22,749	34,094,724	-	34,117,473

Offering costs	-	-	(3,062,285)	-	(3,062,285)

Stock based compensation	20,000	200	716,667	-	716,867

Stock redeemed & retired	(632,238)	(6,322)	(7,820,469)	-	(7,826,791)

Dividends on common stock	-	-	-	(19,509,414)	(19,509,414)

Net income (loss)	-	-	-	(21,837,226)	(21,837,226)

Balance at December 31, 2007	16,724,549	$167,246	$164,370,179	$(43,490,149)	$121,047,276

The accompanying notes are an integral part of these consolidated financial statements.

Desert Capital REIT, INC.
Notes to Consolidated Financial Statements
December 31, 2007

Note 1 - Organization
References herein to “we,” “us,” “our” or “Company” refer to Desert Capital REIT, Inc. and its subsidiaries unless the context specifically requires otherwise.

We are a Maryland corporation formed in December 2003 as a real estate investment trust ("REIT") that specializes in financing of short-term mortgage loans. We generally invest in 12- to 18- month, first and second lien mortgage loans, consisting of acquisition and development loans and construction loans to developers and builders of residential and commercial property. We derive our revenues primarily from interest payments received from mortgage investments funded with our equity capital and borrowed funds. We generate net income for distribution to our stockholders from the spread between interest income on our mortgage investments, also referred to as loans, and the costs of financing the acquisition of these investments. We also from time to time fund loans for resale to private investors as short term investments that we generally hold for less than 90 days.  While there are typically fees generated and recognized upon funding, there are no gains or losses realized upon the sale of these loans.  We generate a spread between the interest income on the loans held for sale and the interest expense on any borrowings used to finance the loans.

All of our loan origination and loan servicing activities were conducted through Consolidated Mortgage LLC, (“Consolidated Mortgage”) which was our wholly-owned subsidiary through November 2007 at which time it was sold to Sandstone Equity Investors LLC (“Sandstone” or “Advisor”), a related party.  Consolidated Mortgage will continue to originate and service loans for us.  We have a right of first refusal for the purchase of all new loans originated by Consolidated Mortgage.   See Note 6 – Acquisition and Divestitures.

We are externally managed by Sandstone, which replaced Burton Management Company (“Burton”) as our Advisor in November 2007 concurrently with the sale of Consolidated Mortgage.  Sandstone’s management team consists of the former management of Burton, which is also our management team.  See Note 5 – Commitments and Related Parties.

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation
The accompanying consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Our interest in Desert Capital TRS Statutory Trust I, a trust formed for the purpose of issuing trust preferred securities,  is accounted for using the equity method and the assets and liabilities are not consolidated into our financial statements due to our determination that Desert Capital TRS Statutory Trust I is a variable interest entity in which we are not the primary beneficiary under Financial Accounting Standards Board Interpretation No. 46R “Consolidation of Variable Interest Entities – An Interpretation of ARB No. 51.” We use the equity method to account for our investments for which we have the ability to exercise significant influence over operating and financial policies. Consolidated net income includes our proportionate share of the net income or net loss of these companies.

We use the cost method to account for our investments in companies that we do not control and for which we do not have the ability to exercise significant influence over operating and financial policies. In accordance with the cost method, these investments are recorded at cost or fair value, as appropriate.

Reclassifications
Certain reclassifications have been made in the presentation of the 2006 and 2005 consolidated financial statements to conform to the 2007 financial statement presentation.

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

Cash and Cash Equivalents
We consider all highly liquid investments with original maturities of three months or less to be cash equivalents. The consolidated account balances at each institution periodically exceeds federally insured limits.

Revenue Recognition
Interest income on our mortgage investments is recognized over the life of the investment and recorded on the accrual basis. Loan origination fees and certain direct origination costs associated with mortgage investments funded by us, are deferred and recognized as an adjustment to yield over the lives of the related mortgage investments. Income recognition is suspended for mortgage investments at the earlier of the date at which payments become 90 days past due or when, in the opinion of management, a full recovery of interest and principal becomes doubtful. Income recognition is resumed when the mortgage investment becomes contractually current and performance is demonstrated to be resumed.

Fees generated upon the funding of loans held for sale are recognized when the loan is funded.  There are no gains or losses realized upon the sale of loans held for sale.

Loan brokerage fees generated by Consolidated Mortgage were nonrefundable fees for brokering loans to third party investors. Loan brokerage fees were recognized once the loans associated with the fees were funded and recorded by the third party investors.

Consolidated Mortgage also charged fees to service loans brokered to third party investors as well as other miscellaneous fees during the loan term. These service and other loan fees were recognized throughout the life of the loan as they were earned.

Offering Costs
Costs attributable to securities offerings are charged against the proceeds of the offerings as a reduction to equity capital. These costs include legal and accounting fees to prepare the securities filings as well as the fees incurred in selling the securities, such as broker commissions.

Advertising
We expense advertising and related costs as incurred.

Building and Equipment
Building, equipment, furniture and fixtures are stated at cost, net of any accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the individual assets, which range from three to thirty years with the exception of leasehold improvements, which are depreciated over the shorter of the estimated useful life of the assets or the duration of the lease.

Mortgage Investments
Mortgage investments are intended to be held to maturity and, accordingly are carried at cost, net of any unamortized deferred fees and costs, and any allowance for loan losses. The carrying value of these investments is adjusted for origination discounts/premiums, nonrefundable fees and direct costs for originating loans which are amortized into income over the terms of the loans using the effective yield method adjusted for the effects of estimated prepayments based on Statement of Financial Accounting Standards  (“SFAS”) No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases” (“SFAS No. 91”).

Loans Held for Sale
Loans held for sale are carried at the lower of cost or market value.

Real Estate Owned
Real estate owned includes real estate acquired through foreclosure and will be carried at the lower of the recorded amount, inclusive of any senior indebtedness, or the property's estimated fair value, less estimated costs to sell, with fair value based on appraisals and local market conditions. The carrying value of real estate owned is assessed on a regular basis as events and circumstances change using updated appraisals, comparable sales values or purchase offers to estimate the fair value.

Allowance for Loan Losses
An allowance for loan losses is reflected in our financial statements based upon an evaluation of known and inherent risks affecting our portfolio of mortgage investments including, but not limited to, economic conditions, delinquency status, value of collateral underlying the loan, credit losses to date on underlying mortgages and any remaining credit protection. Management monitors the delinquencies and defaults on mortgage investments and, if an impairment of the related loan is noted, the carrying value of the related loan will be reduced to fair value through the estimate of the allowance for loan losses.  We consider mortgages to be delinquent when principal or interest is contractually past due or the loan is past its maturity date.   Specific allowances for losses may be established for nonperforming and potentially impaired loans based on a comparison of the recorded carrying value of the loan to either the present value of the loan’s expected cash flow, the loan’s estimated market price or the estimated fair value of the underlying collateral. The allowance is increased by charges to operations and decreased by charge-offs (net of recoveries). Loan loss estimates are reviewed periodically and adjustments are reported in earnings when they become known.  Because any decision regarding the allowance for loan losses reflects a judgment about the probability of future events, there is an inherent risk that such judgments will prove incorrect.  In such event, actual losses may exceed (or be less than) the amount of any allowance.  To the extent that we experience losses greater than the amount of our allowances, we may incur a charge to our earnings that will adversely affect our operating results and the amount of any distributions payable to our stockholders.

Deferred Costs
We recorded deferred costs incurred in placing junior subordinated notes payable and other debt instruments in accordance with SFAS No. 91, which are amortized over the life of the related debt using the effective interest method.

Income Taxes
We elected to be taxed as a REIT, under Sections 856 through 860 of the Internal Revenue Code, beginning with our taxable year ended December 31, 2004. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our taxable income to stockholders. As a REIT, we generally are not subject to federal income tax on taxable income that we distribute to our stockholders. If we failed to qualify as a REIT in any taxable year, we would then be subject to federal income taxes on our taxable income at regular corporate rates and we would not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification was lost unless the Internal Revenue Service granted us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distributions to stockholders. However, we intend to operate in the foreseeable future in such a manner so that we will qualify as a REIT for federal income tax purposes.

We maintain domestic taxable REIT subsidiaries, which may be subject to U.S. federal, state and local income taxes. Current and deferred taxes are provided for on the portion of earnings (losses) recognized by us with respect to our interest in domestic taxable REIT subsidiaries. Deferred income tax assets and liabilities are computed based on temporary differences between the GAAP consolidated financial statements and the federal and state income tax basis of assets and liabilities as of the consolidated balance sheet date. We evaluate the realizability of our deferred tax assets and recognize a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of our deferred tax assets will not be realized. When evaluating the realizability of our deferred tax assets, we consider estimates of expected future taxable income, existing and projected book/tax differences, tax planning strategies available, and the general and industry specific economic outlook. This realizability analysis is inherently subjective, as it requires management to forecast our business and general economic environment in future periods. Changes in our estimate of deferred tax asset realizability, if any, are included in income tax expense on the consolidated statements of income.

Stock Compensation
We account for stock based compensation issued to members of our board of directors using the fair value recognition provisions of SFAS Statement No. 123 (R) “Share-based payment”. The fair value of the restricted stock is determined on the grant date, and this amount is expensed over the vesting period on the straight-line basis.  All restricted stock was fully vested as of December 31, 2007.

Goodwill
Goodwill on our consolidated balance sheet as of December 31, 2006 represented the amounts paid in excess of the fair value of the net assets acquired in the acquisition of Consolidated Mortgage in 2005 as accounted for under SFAS No. 141, “Business Combinations.” Pursuant to SFAS No. 142, “Accounting for Goodwill and Intangible Assets,” goodwill was not amortized to expense as was reviewed annually for impairment. Consolidated Mortgage was sold during 2007, and as a result, goodwill was disposed of with the sale. See Note 6 – Acquisitions and Divestitures.  Previously, we did not record any impairment on goodwill.

Advisor Compensation
The Advisory Agreement provides for the payment of first-tier management compensation to our Advisor, as well as second-tier management compensation if our financial performance exceeds certain benchmarks. See Note 5 - Commitments and Related Parties for the specific terms of the computation and payment of the second-tier management compensation. The first-tier management compensation and the second-tier management compensation are accrued and expensed during the period for which they are earned by the Advisor.

Recoverability of Equity Method and Cost Method Investments
Management periodically assesses the recoverability of our equity method and cost method investments. Our investments are nonpublicly traded investments. As such, if an identified event or change in circumstances requires an impairment evaluation, management assesses fair value based on valuation methodologies, including discounted cash flows, estimates of sales proceeds and external appraisals, as appropriate. We consider the assumptions that we believe hypothetical marketplace participants would use in evaluating estimated future cash flows when employing the discounted cash flows and estimates of sales proceeds valuation methodologies. If an investment is considered to be impaired and the decline in value is other than temporary, we record a write-down.

Earnings Per Share
In accordance with SFAS No. 128, “Earnings per Share” (SFAS No. 128).  The Company presents both basic and diluted earnings (loss) per common share (“EPS”) in its consolidated financial statements and footnotes thereto. Basic earnings (loss) per common share excludes dilution and is computed by dividing net income or loss allocable to common stockholders by the weighted-average number of common shares, including vested restricted common shares, outstanding for the period. Diluted earnings per share reflects the potential dilution of unvested restricted common stock, if they are not anti-dilutive. See Note 12 – Earnings per Shares for earnings per common share computations.

Recent Accounting Developments
In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), and we adopted the provisions of FIN 48 on January 1, 2007 as it applies to our TRS. We did not have any unrecognized tax benefits or expenses and there was no effect on our financial condition or results of operations as a result of adopting FIN 48. We are subject to federal, state and local tax examinations for all periods since the inception of the Company in 2003. Our policy is that we recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48 and through the year ended December 31, 2007, we did not have any unrecognized tax benefits or accrued interest or penalties associated with any unrecognized tax benefits.

In December 2007, Financial Accounting Standards Board (“FASB”) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS No. 160”).  SFAS No. 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled, and presented in the consolidated financial statements within equity, but separate from the parent’s equity. It also requires once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  In addition to the amendments to ARB 51, this Statement amends SFAS No. 128; so that earnings-per-share data will continue to be calculated the same way those data were calculated before SFAS No. 160 was issued. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Earlier adoption is prohibited.  SFAS No. 160 shall be applied prospectively as of the beginning of the fiscal year in which SFAS No. 160 is initially applied, except for the presentation and disclosure requirements.  The presentation and disclosure requirements shall be applied retrospectively for all periods presented.  SFAS No. 160 will be effective for us beginning January 1, 2009.  We are evaluating SFAS No. 160 and have not yet determined the impact the adoption will have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS No. 141R”).  This Statement replaces SFAS No. 141.  SFAS No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree.  SFAS No. 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  We are evaluating SFAS No. 141R and have not yet determined the impact the adoption will have on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Statement also establishes a framework for measuring fair value by creating a three-level fair value hierarchy that ranks the quality and reliability of information used to determine fair value, and requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. The adoption of SFAS No. 157 was required for us on January 1, 2008 and the adoption did not have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”).  SFAS No. 159 permits entities to choose to measure financial assets and liabilities (except for those that are specifically scoped out of the Statement) at fair value.  The election to measure a financial asset or liability at fair value can be made on an instrument-by-instrument basis and is irrevocable.  The difference between carrying value and fair value at the election date is recorded as a transition adjustment to opening retained earnings.  Subsequent changes in fair value are recognized in earnings.  The effective date for SFAS No. 159 is as of the beginning of an entity's first fiscal year that begins after November 15, 2007.   SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities, and was effective for us on January 1, 2008. We did not elect and do not currently have plans to elect the fair value measurement option for any of our investments. As a result the adoption of SFAS No. 159 did not have an impact on our consolidated financial statements.

Note 3 - Mortgage Investments
Mortgage investments represent first and second lien positions on acquisition and development, construction and commercial property loans. As of December 31, 2007 all of our loans had fixed interest rates and provided for payment of interest only with a “balloon” payment of principal payable in full at the end of the loan term.

The following table represents our mortgage investments:

	December 31, 2007				December 31, 2006
Loan Type	Number of Loans	Balance	Weighted Average Interest Rate	Portfolio Percentage	Number of Loans	Balance	Weighted Average Interest Rate	Portfolio Percentage
Acquisition and development loans	64	$107,598,051	13.29%	75.00%	123	$128,214,695	13.62%	85.04%
Construction loans	31	17,665,105	13.02	12.31	45	22,553,595	12.66	14.96
Commercial property loans	4	18,198,900	14.10	12.69	-	-	-	-
Total	99	$143,462,056	13.37%	100.00%	168	$150,768,290	13.49%	100.00%

The following table reconciles our outstanding principal balance to our carrying balance:

	Balance at December 31, 2007	Balance at December 31, 2006
Balance per loan portfolio	$143,462,056	$150,768,290
Less:
Allowance for loan losses	(25,444,130)	(446,965)
Unamortized deferred fees and costs	-	(732,399)
Balance per consolidated balance sheet	$118,017,926	$149,588,926

The following table represents the amount of first and second deeds of trust:

	December 31, 2007		December 31, 2006
Loan Type	Balance	Portfolio Percentage	Balance	Portfolio Percentage
First deeds of trust	$112,076,392	78%	$116,964,963	78%
Second deeds of trust	31,385,664	22	33,803,327	22
Total	$143,462,056	100%	$150,768,290	100%

The following is a schedule of contractual maturities of investments in real estate loans as of December 31, 2007:

January 2008 - March 2008 (a)	$66,295,413
April 2008 - June 2008	22,729,165
July 2008 - September 2008	20,333,193
October 2008 - December 2008	17,572,418
Thereafter	16,531,867

Total	$143,462,056

(a)	Amount includes $38.7 million of non-performing loans.

The following table represents our mortgage investments by geographic location:

Location	December 31, 2007 Balance	2007 Portfolio Percentage	December 31, 2006 Balance	2006 Portfolio Percentage
Nevada	$95,977,057	66.90%	$97,881,240	64.92%
California	19,273,500	13.43	19,388,500	12.86
Texas	10,518,367	7.33	11,384,700	7.55
Arizona	9,848,700	6.87	13,186,400	8.75
Missouri	7,395,632	5.16	7,920,650	5.25
Utah	448,800	0.31	928,800	0.62
Oregon	-	-	78,000	0.05
Total	$143,462,056	100.00%	$150,768,290	100.00%

Nonperforming and impaired loans:

Details on nonperforming and impaired loans and related allowances as of December 31, 2007 are as follows:

	Balance	Allowance for loan losses	Balance, net of allowance

Nonperforming loans - no related allowance	$18,001,625	$-	$18,001,625
Nonperforming loans - related allowance	20,734,032	(7,010,629)	13,723,403
Subtotal nonperforming loans	38,735,657	(7,010,629)	31,725,028

Performing loans - no related allowance	62,378,668	-	62,378,668
Performing loans - related allowance (1)	42,347,731	(18,433,501)	23,914,230
Subtotal performing loans	104,726,399	(18,433,501)	$86,292,898

Total	$143,462,056	$(25,444,130)	$118,017,926

 (1) Includes loans made to two separate borrowers with an aggregate outstanding principal balance of $29.9 million, of which $14.4 million was reserved as an allowance as of December 31, 2007 leaving a net balance of $15.5 million.  The collateral securing these loans is land located in California and Nevada.  Subsequent to year end both loans became nonperforming.

As of December 31, 2006 we had $4.6 million of nonperforming loans which had a related allowance of $446,965.  The remaining $146 million was performing and had no related allowance at December 31, 2006.

Following is a roll forward for the allowance for loan losses for the years ended December 31, 2007 and 2006:

Balance January 1, 2006	$77,729
Provision for loan loss	369,236
Charge offs	-
Recoveries	-
Balance, December 31, 2006	446,965
Provision for loan loss	34,411,328
Charge offs	(9,414,163)
Recoveries	-
Balance December 31, 2007	$25,444,130

Note 4 – Real Estate Owned
Real estate owned consists of property acquired through foreclosure.  At December 31, 2007 and 2006, we had a carrying balance in real estate owned of approximately $15.7 million and $0 respectively.

During 2007 we foreclosed on properties with original loan balances of approximately $42.9 million. Such loans were impaired prior to foreclosure resulting in a provision for loan loss of $7.9 million. We disposed of $11.5 million of real estate owned which we financed for the purchaser, an unrelated third party, and no gain or loss was recorded on the sale. We also disposed of $4 million of real estate owned for cash proceeds of $4 million, resulting in an immaterial loss on the sale. Additionally, during the fourth quarter we recorded an impairment charge of $3.8 million related to declines in value of real estate owned. There was no activity in real estate owned in 2006.

Following is a summary of real estate owned as of December 31, 2007:

Description	Location	Balance at December 31, 2007
Undeveloped land	NV	$6,960,794
Single family residential lots	NV, AZ	5,595,927
Office building	TX	2,190,204
Other	NV	905,357
		$15,652,281

Note 5 - Commitments and Related Parties
Sandstone is our Advisor and oversees our day-to-day operations including asset, liability and capital management. In lieu of paying salaries to officers, we compensate our Advisor pursuant to an advisory agreement that entitles it to first-tier management compensations, second-tier management compensation, and reimbursement of expenses. Our current advisor is Sandstone which replaced Burton in November 2007 in conjunction with the sale of Consolidated Mortgage. The officers and majority owners of our Advisor are also our executive officers. The annual first-tier management compensation is 1% of the first $200 million of gross average invested assets plus 0.8% of the gross average invested assets in excess of $200 million, to be paid quarterly. The first-tier management compensation payable under our current advisory agreement with Sandstone is calculated in the same manner as the base management fee payable under our prior advisory agreement with Burton.  The base management fees for the years ended December 31, 2007, 2006, and 2005 were $1,615,963, $1,176,920, and $332,055, respectively, and $188,564, and $122,000, remained payable on December 31, 2007 and 2006, respectively, and is included in accounts payable and accrued expense in the consolidated balance sheet. The second-tier management compensation is a tiered percentage of the amount of our net income (taxable income) excluding provision for loan loss and capital losses, before deducting second-tier compensation less a threshold return, which is the net income that would produce an annualized return on our average invested assets equal to the 10-year U.S. Treasury rate plus 1.0%. The tiered percentage is the weighted average of 20% of the first $200 million of average invested assets and 10% of the excess over $200 million of average invested assets. The second-tier management compensation is calculated quarterly and any positive quarterly amount is paid by us, along with the first-tier management compensation, within 15 days of receipt of the computations. Second-tier management compensation payable under our current advisory agreement with Sandstone is calculated in the same manner as the incentive compensation payable under our prior advisory agreement with Burton.  Incentive compensation for the years ended December 31, 2007, 2006, and 2005 was $462,978, $1,428,124, and $427,493, respectively, and $129,682 remained a receivable on December 31, 2007 and $173,256 remained payable on December 31, 2006.

Consolidated Mortgage previously had a management agreement in place with ARJ Management (“ARJ”), a company of which our president and chief executive officer, Todd Parriott, is president, director and controlling shareholder, pursuant to which ARJ was paid a management fee equal to 33% of Consolidated Mortgage's pre-tax net income. The fee was calculated and paid monthly. Based on the final calculation of the management fee for 2007, until we sold Consolidated Mortgage in November of 2007, we recognized an expense of $1,823,856. The management fee for the year ended December 31, 2006 was $2,635,372 and $48,890 remained payable on December 31, 2006.  The management agreement with ARJ was mutually terminated by the parties thereto as of November 21, 2007 in connection with the sale of Consolidated Mortgage.

The dealer-manager of our offering of common stock, CMC Financial Services, Inc. (“CMCFS”), directs and oversees the sale of our equity securities. CMCFS receives a marketing support fee and sales commissions based on the number of shares of common stock it sells. CMCFS contracts with third party broker-dealers to have a larger sales distribution of equity securities, and compensates them out of the sales commissions and marketing support fees it receives from us. Because Sandstone owns CMCFS, it is our affiliate. CMCFS earned gross sales commissions and marketing support fees for the twelve months ended December 31, 2007, 2006 and 2005 of $2,750,469, $5,447,914, and $6,243,612, respectively, and $496 and $31,561, remained payable on December 31, 2007 and 2006, respectively. CMCFS paid a substantial portion (2007, 69%, 2006, 49% and 2005, 21%) of these fees to third party broker-dealers.  Sandstone acquired ownership of CMCFS on November 21, 2007.

CMCFS also has an agreement in place with Consolidated Mortgage to provide investors for loans brokered and serviced by Consolidated Mortgage for a fee equal to 25 basis points of every dollar raised. The fee is calculated and paid monthly. Based upon the final calculation of this fee for 2007, until we sold Consolidated Mortgage in November of 2007, we recognized an expense of $380,278 and $3,721 remained payable.  The fee for the year ended December 31, 2006 was $663,647 and $819,463 for year ended December 31, 2005.

In September 2005, a third-party borrower asked the Company to enter into a land banking transaction, meaning that the company would purchase a tract of land, and simultaneously enter into an option contract with the borrower, pursuant to which the borrower would purchase smaller parcels of the initial tract from us over time at a specified price, until it had purchased the entire initial tract.  Due to the rules with which we must comply to maintain our REIT status, actual title to that land had to be owned by a separate entity and could not be held by the Company.  As an accommodation to the Company and the third-party borrower, our Chairman and CEO, Todd Parriott and Co-COO, Jonathan Arens formed a company called CM Land, LLC for the specific purpose of holding title to that land.  We initially funded $10.2 million of the purchase price of approximately $80 million via a loan to CM Land, LLC secured by the property.  At December 31, 2006 the outstanding loans had a balance of approximately $15.2 million.  We earned interest of $998,814, $1,814,778 and $446,619 for years ended December 31, 2007, 2006, and 2005, respectively.  No fees were paid to CM Land, LLC or its principals in connection with this transaction and it was reviewed and approved by an independent committee of our Board of Directors.

In May 2007, the borrower did not exercise its option under the contract to purchase the remaining portion of the land.  As a result, we took title to the property directly and have recorded the remaining carrying balance as real estate owned at the remaining unpaid balance of the loan which equaled the fair value of the land at the time. As of year end, it is recorded as its current fair value of $7.0 million. During the third quarter, upon repossessing the land, we determined that the loan was impaired and recorded a provision for loan losses of $1.2 million. During the fourth quarter, based upon declines in value of the underlying collateral, we recorded an impairment of real estate owned in the amount of $3.8 million.

In November 2007, we sold a nonperforming loan with an outstanding balance of $1.95 million to CM Equity, LLC.  Some of the executive officers of CM Equity are the same as our executive officers, and our Advisor is also the manager of CM Equity.  We provided 100% financing on the sale.  The loan bears a fixed interest rate of 8.25% and matures in November 2009.  No gain or loss was recognized on the sale.

In November 2007, we sold Consolidated Mortgage to our Advisor.  Refer to Note 6 – Acquisitions and Divestitures for a complete description of the transaction.

We lease office space to Sandstone, CMCFS, Consolidated Mortgage, and Residential Capital Mortgage under noncancelable operating leases which expire in July 2010. The total rents received from related parties for the years ended December 31, 2007 and 2006 was $321,073 and $320,457, respectively.

Note 6 - Acquisitions and Divestitures
In October 2005, we completed the purchase of Consolidated Mortgage for $9 million cash and $4.5 million of our stock.  Consolidated Mortgage conducted all of our loan origination and servicing activities.  In addition to originating and servicing loans for us, Consolidated Mortgage also originates, brokers, and services mortgage loans for private investors. Consolidated Mortgage generates brokerage, servicing, and other fees from loans funded by its private investor-clients which provided additional cash flow to us. Due to the high amount and type of fees generated by Consolidated Mortgage it was structured as a taxable REIT subsidiary resulting in its income being subject to federal income taxes at C corporation rates.

We entered into a Purchase Agreement, dated as of November 21, 2007 (the “Purchase Agreement”), with Sandstone, a related party.  The majority of the membership interests in Sandstone are owned by certain of our executive officers.  Sandstone also owns CMCFS, the dealer-manager of our public offering.  Pursuant to the Purchase Agreement, our subsidiary, Desert Capital TRS, Inc. (“TRS”) sold all of the issued and outstanding units of Consolidated Mortgage to Sandstone, for consideration (collectively, the "Consideration") consisting of the following:

▪
293,001 of our common stock.  Based on the last offering of its common stock at a per share price of $15 per share, the   Assigned Shares had a value of $4.395 million.  We subsequently retired the 293,001 shares of stock.

▪	$104,985 in cash.
▪
A $15.5 million promissory note payable by Consolidated Mortgage to the order of TRS (the “Note” and the indebtedness evidenced by the Note, the “Loan”).  The Note is governed by the terms of a loan agreement (the “Loan Agreement”) entered into contemporaneously with the closing of the sale of Consolidated Mortgage.  The Loan accrues interest at a per annum rate equal to 9%, and principal and accrued interest will be payable in 39 quarterly installments.  A final installment of all outstanding principal and accrued and unpaid interest will be due on December 31, 2017.  The Note is secured by the Unit Pledge Agreement described below.

In addition to the consideration received, we will receive a contingent installment payment from Consolidated Mortgage on loans we fund in the future. The $8.25 million contingent payment is payable (the “Installment Payment”) as follows:  Sandstone will pay or cause Consolidated Mortgage to pay to TRS, on the last day of each calendar quarter, an amount equal to: (i) 1% of the principal amount of all mortgage loans originated or brokered by Consolidated Mortgage or any of its affiliates and funded by us during such calendar quarter for the first $200 million of mortgage loans funded during each calendar year; and (ii) 0.5% of the principal amount of all mortgage loans originated or brokered by Consolidated Mortgage and funded by us during such calendar quarter in excess of $200 million during each calendar year, commencing on December 31, 2007 and continuing on the last day of each calendar quarter thereafter, until TRS has received $8.25 million.  TRS’ right to receive the Installment Payment is secured by a security interest in all of the outstanding units of Consolidated Mortgage pursuant to a Unit Pledge Agreement entered into contemporaneously with the Purchase Agreement.

We also entered into a loan origination agreement with Consolidated Mortgage and Sandstone, which terminates one month after the last day of the month in which the Installment Payment is paid in full.   During the term of the Loan Origination Agreement we will have the right to fund all mortgage loans identified by Consolidated Mortgage or any affiliate of Sandstone or Consolidated Mortgage that becomes engaged in the business of originating or brokering commercial loans.

In connection with the transactions, we entered into an advisory agreement (the “Advisory Agreement”) pursuant to which Sandstone will manage our day-to-day operations and perform services and activities relating to our assets and operations.  The Advisory Agreement replaces the advisory agreement that we were previously a party to with Burton.  The Advisory Agreement provides for first-tier and second-tier management compensation.

The management compensation payable to Sandstone under the Advisory Agreement is determined in substantially the same manner as the compensation that was paid to Burton under our prior advisory agreement.  Accordingly, we do not expect the execution of the Advisory Agreement to have a material impact on the total amount of management compensation to be paid by us.

Note 7 – Other Investments
As of December 31, 2007 and December 31, 2006 we had a $1,928,000 and $928,000 in other investments, respectively.  In March 2007, we invested $1,000,000, representing equity and profits interest of 1.5%, in the development of a resort community near Lincoln City, OR.  This investment is being accounted for under the cost method.

In June 2006, we invested $928,000 for 100% of the common shares of an affiliated entity which was formed to facilitate the issuance of $30,928,000 of trust preferred securities and purchase of our junior subordinate notes.  This entity pays dividends on both the common shares and preferred securities on a quarterly basis at a variable rate based on LIBOR.

Note 8 - Note Receivable – related party
In November 2007, we sold Consolidated Mortgage to Sandstone, a related party and our advisor.  The consideration we received for the sale consisted of stock, cash, an installment payment, and a note in the amount of $15.5 million.  The note bears interest at 9.0% per annum.  Principal and interest payments are due quarterly beginning on March 31, 2008.  The note matures in December 2017.  The note is secured by all of the outstanding membership units of Consolidated Mortgage.   See Note 6 – Acquisitions and Divestitures for a complete description of the sale.

Note 9 - Stock Based Compensation
The Board of Directors has adopted the 2004 Stock Incentive Plan of Desert Capital REIT, Inc. (the “Plan”). We have authorized 1,000,000 shares of common stock under the Plan. As of December 31, 2007 we have granted awards for 80,000 restricted shares to our Board of Directors under the Plan. The fair value of the shares on the grant dates were $10 and $15 per share.  The shares were granted in annual grants to our directors and were scheduled to vest over a three year period.  In the fourth quarter of 2007, we modified the vesting provisions to accelerate the vesting of all shares then outstanding and unvested 40,000 shares were unvested at the time of modification and as a result we recorded stock compensation expense of $566,667 in connection with the modification in the fourth quarter.  Restricted stock expense for the years ended December 31, 2007, 2006, and 2005 was $716,667, $166,667, and $94,445, respectively.

At December 31, 2007, we had no remaining unvested shares. At December 31, 2006 there were 40,000 shares outstanding unvested. During 2005, 2006 and 2007 we granted 20,000 shares for each year. No shares were forfeited during 2005, 2006 and 2007.

Note 10 - Building and Equipment
Building and equipment are as follows:

	December 31,	December 31,
	2007	2006
Building	$7,746,325	$7,665,859
Equipment	7,527	126,314
Furniture and fixtures	411,328	445,639
Software	92,038	1,024,517
	8,257,218	9,262,329

Less accumulated depreciation	(1,021,279)	(712,823)
	$7,235,939	$8,549,506

Note 11 - Leases
We own an office building in Henderson, NV, which serves as our corporate headquarters. The total square footage of the building is approximately 40,000 square feet, and as of December 31, 2007, the building was 100% leased.

We lease approximately 25,000 square feet of office space to related parties and approximately 15,000 square feet to unrelated third parties under noncancelable leases, which expire in 2010. The future minimum rents to be received for each of the next five years are as follows:

Years ending
December 31,

2008	$681,873
2009	599,233
2010	217,279

Note 12 - Income taxes
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

Our taxable REIT subsidiaries are subject to federal, state, and local taxes. For the years ended December 31, 2007, 2006, and 2005 we recorded $668,644, $406,339, and $669,889, respectively, of income tax expense for income attributable to our taxable REIT subsidiaries. Our provision for income tax expense was provided using an effective tax rate of 34% for 2007 and 2006 and 2005 as follows:
	Years ended December 31,
	2007	2006	2005
Current provision	$36,375	$30,185	$669,889
Deferred provision	632,269	106,154	-
Total income tax provision	$668,644	$406,339	$669,889

The significant components of deferred tax assets and liabilities were as follows:

	Years ended December 31,
	2007	2006
Depreciation and amortization	$(179,272)	$272,165
Deferred management fees	-	83,005
Deferred origination fees	-	(249,016)
Gain receiving installment sale treatment	917,695	-
Net deferred tax liability	$738,423	$106,154

Note 13 - Earnings per Share
Earnings per share is computed in accordance with SFAS No. 128. Basic earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is calculated by dividing net income by the weighted average number of shares outstanding plus the additional dilutive effect of unvested restricted stock during each period.  As of December 31, 2007, there were no unvested shares outstanding under our stock incentive plan.

The following is a reconciliation of the basic and diluted earnings per share:

	For the Years Ended December 31,
	2007	2006	2005
Net income (loss)	$(21,837,226)	$14,247,712	$5,311,277
Weighted average number of common shares outstanding – basic	16,232,622	13,413,055	4,859,363
Dilutive effect of unvested restricted shares	-	32,055	17,692
Total weighted average common shares outstanding - diluted	16,232,622	13,455,110	4,877,055

Earnings per share – basic	$(1.35)	$1.06	$1.09
Earnings per share - diluted	$(1.35)	$1.06	$1.09

 Note 14 - Dividends
To maintain our status as a REIT, we are required to make dividend distributions, other than capital gain dividends, each year in an amount at least equal to 90% of our taxable income.  All dividend distributions will be made at the discretion of our Board of Directors and will depend on our earnings, both tax and GAAP, financial condition, maintenance of REIT status and such other factors as the Board of Directors deems relevant.

The following table lists the dividend declaration dates and per share amounts for 2007 and 2006:

	2007	2006
January 31	$0.10	$0.10
February 28	0.10	0.10
March 31	0.10	0.10
April 30	0.10	0.10
May 31	0.10	0.10
June 30	0.10	0.10
July 31	0.10	0.10
August 31	0.10	0.10
September 30	0.10	0.10
October 31	0.10	0.10
November 30	0.10	0.10
December 31	0.10	0.10
Total	$1.20	$1.20

Note 15 - Debt
Credit Facility
 We have a $7.5 million secured revolving credit facility with a term of one year that matured in February 2008 and was extended to February 2009.  We draw on the facility for short-term funding requirements. Amounts drawn under this facility bear interest at an interest rate equal to the prime rate plus 75 basis points, with a floor of 7%, and must be repaid within 90 days.  Amounts drawn under this facility are secured by the corresponding loan that is being funded by the advance. The interest rate on this facility at December 31, 2007 was 8%. At December 31, 2007 we had $2,139,200 outstanding and $5,360,800 available under this facility. The principal amount of loans pledged as collateral for this facility on December 31, 2007 was $2,139,200. We were in compliance with all debt covenants related to this credit facility as of December 31, 2007. In connection with the extension through 2009 we pledged additional collateral consisting of one loan with a principal balance of $14.4 million.

Mortgage Loans Payable
We have a mortgage loan payable to a bank, with an outstanding principal balance of $6.5 million as of December 31, 2007 and 2006.  This loan bears interest at a rate equal to the prime rate, with a floor of 6.75%. Principal and interest are payable monthly and the note matures in 2026, with no prepayment penalty. The prime interest rate on December 31, 2007 and 2006 was 7.25% and 8.25%, respectively. The mortgage is secured by our office building in Henderson, NV. We were in compliance with all financial covenants related to this loan as of December 31, 2007.

We assumed a first lien mortgage payable to a bank upon foreclosure of a 10,330 square foot office building in Houston, TX in November 2007 to preserve our interest in the property. At December 31, 2007 the loan had an outstanding principal balance of $1.67 million and bears interest equal to the prime rate minus 50 basis points (6.75% at December 31, 2007), and matures in April 2011, with no prepayment penalty.  Principal and interest are payable monthly.  We were in compliance with all financial covenants related to this loan as of December 31, 2007.

Junior Subordinated Notes Payable
In June, 2006 we completed the issuance of $30 million in unsecured trust preferred securities through a newly formed Delaware statutory trust, Desert Capital TRS Statutory Trust I, which is our wholly-owned subsidiary.  The securities bear interest at a floating rate based on the three-month LIBOR plus 400 basis points, which was 8.98% and 9.38% on December 31, 2007 and 2006, respectively.

The trust preferred securities require quarterly interest distributions. The trust preferred securities mature in July 2036 and are redeemable, at our option, in whole or in part, with no prepayment premium any time after July 30, 2011.

Desert Capital TRS Statutory Trust I issued to us $928,000 aggregate liquidation amount of common securities, representing 100% of the voting common stock of Desert Capital TRS Statutory Trust I. Desert Capital TRS Statutory Trust I used the proceeds from the sale of the trust preferred securities and the common securities to purchase our junior subordinated notes.  The terms of the junior subordinated notes match the terms of the trust preferred securities.  The notes are subordinate and junior in right of payment to all present and future senior indebtedness and certain other of our financial obligations.

Our interest in Desert Capital TRS Statutory Trust I is accounted for using the equity method and the assets and liabilities of Desert Capital TRS Statutory Trust I are not consolidated into our financial statements.  Interest on the junior subordinated notes is included in interest expense in our consolidated income statements and the junior subordinated notes are presented as a liability in our consolidated balance sheet.

The five-year maturities on all loans are as follows:

Years Ending December 31,	Principal
2008	$2,330,662
2009	205,544
2010	220,661
2011	1,683,102
2012	187,908
Thereafter	36,572,092
Total	$41,199,969

Note 16 - Fair Value of Financial Instruments
SFAS No. 107 requires disclosure of the estimated fair value of an entity’s assets and liabilities considered to be financial instruments. Fair value is best determined based upon quoted market prices. However, in many instances there are no quoted market prices for various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of Financial.

The following table summarizes the carrying values and the estimated fair values of financial instruments as of December 31, 2007 and 2006.

	December 31, 2007		December 31, 2006
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$162,753	$162,753	$2,434,948	$2,434,948
Interest receivable	1,464,261	1,464,261	1,661,370	1,661,370
Note receivable – related party	15,500,000	13,718,381	-	-
Mortgage investments-net	118,017,926	118,017,926	149,588,926	149,588,926
Loans held-for-sale	2,139,200	2,139,200	7,430,000	7,430,000

Financial liabilities:
Credit facility	2,139,200	2,139,200	7,430,000	7,430,000
Mortgage payable	8,132,769	8,132,769	6,541,112	6,541,112
Junior subordinated notes	$30,928,000	$30,928,000	$30,928,000	$30,928,000

We used the following methods and assumptions in estimating the fair value of each class of financial instrument:

▪	Cash and cash equivalents: The carrying values of cash and short-term instruments approximate fair values.
▪	Interest receivable: Carrying values approximate fair values due to the short term nature of these items.
▪
Note receivable – related party: Fair value is estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

▪
Mortgage investments-net: The carrying value of these instruments, net of the allowance for loan losses, approximates the fair value due to their short-term maturities.  Fair values for loans, which are delinquent and/or in foreclosure are determined by underlying collateral securing the loans.

▪	Loans held-for-sale: The carrying value of these instruments approximates the fair value due to their short-term maturities.
▪	Credit facility: Carrying values approximate fair values due the variable interest rate this facility bears.
▪	Mortgage loan payable: Carrying values approximate fair values due the variable interest rate this facility bears.
▪	Junior subordinated notes: Carrying values approximate fair values due the variable interest rate this facility bears.

Fair value estimates are dependent upon subjective assumptions and involve significant uncertainties resulting in variability in estimates with changes in assumptions.
Note 17 - Concentrations of Credit Risk
Financial instruments with concentration of credit and market risk include cash and loans secured by deeds of trust.

We maintain cash deposit accounts which at times may exceed federally insured limits.  We have not experienced any losses in such accounts, and management believes we are not exposed to any significant credit risk related to cash deposits.  As of December 31, 2007 and 2006, we had approximately $62,753 and $2.3 million, respectively, in excess of the federally insured limits.

As of December 31, 2007, 67% and 13% of our loans were in Nevada and California, respectively, compared to 65% and 13%, at December 31, 2006, respectively.  As a result of this geographical concentration of our real estate loans, a further downturn in the local real estate markets in these states could have a material adverse effect on us.

At December 31, 2007, the aggregate amount of loans to our four largest borrowers was $57.5 million representing approximately 40% of our total investment in real estate loans.    At December 31, 2006, the aggregate amount of loans to our four largest borrowers was $56.8 million representing 38% of our total investment in real estate loans.  We have a significant concentration of credit risk with our largest borrowers.  At December 31, 2007, loans with an aggregate principal amount of $9.6 million were in default, any additional defaults by such borrowers could have a material adverse effect on us.

The success of a borrower’s ability to repay its real estate loan obligation in a large lump-sum payment is dependent upon the borrower’s ability to refinance the obligation or otherwise raise a substantial amount of cash.  An increase in interest rates over the loan rate applicable at origination of the loan or a decline in the value of the collateral securing the loan may have an adverse effect on the borrower’s ability to refinance.

Note 18- Quarterly Financial Data (unaudited)
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Year Ended December 31, 2007
Interest income	$5,710,283	$5,676,640	$4,580,695	$4,300,847
Interest expense	992,982	1,017,921	1,032,804	974,057
Net interest income	4,717,301	4,658,719	3,547,891	5,274,904
Other revenue (expense)	(770,949)	(308,533)	(2,807,323)	(36,149,236)
Net income (loss)	$3,946,352	$4,350,186	$740,568	$(30,874,332)

Net income per common share
Basic	$0.26	$0.27	$0.04	$(1.84)
Diluted	$0.26	$0.27	$0.04	$(1.84)

Year Ended December 31, 2006
Interest income	$3,010,291	4,179,844	5,374,855	5,706,418
Interest expense	297,894	387,794	963,772	1,018,961
Net interest income	2,712,397	3,792,050	4,411,083	4,687,457
Other revenue (expense)	224,385	(248,766)	(776,071)	(554,823)
Net income	$2,936,782	3,543,284	3,635,012	4,132,634

Net income per common share
Basic	$0.27	0.25	0.26	0.28
Diluted	$0.27	0.25	0.26	0.28

Note 19 - Contingencies
We are involved in various legal proceedings. Due to their nature, such legal proceedings involve inherent uncertainties including, but not limited to, court rulings, negotiations between affected parties and governmental actions. Management assesses the probability of loss for such contingencies and accrues a liability and/or discloses the relevant circumstances, as appropriate.

 Note 20 - Subsequent events
On February 22, 2008, due to the difficulties in the residential mortgage industry and conditions in the economy in general, our Board of Directors and management determined that it was in the best long-term interest of our company and its shareholders to reduce the dividend from $.10 to $.025 per share.  These market conditions also contributed to the decision by our Board of Directors to suspend the sale of shares as of February 22, 2008, due to the upcoming expiration of the offering, which would not allow sales of shares to occur after March 22, 2008 pursuant to the prospectus.

Subsequent to the balance sheet date $46.7 million in aggregate balance mortgage investments became nonperforming.  We also acquired properties through foreclosure subsequent to December 31, 2007 that had original loan balances of $11 million and classified them as real estate owned.

Desert Capital REIT
Schedule II - Allowance for Loan Losses
December 31, 2007

Year	Balance at Beginning of period	Charged to Costs and Expenses	Deductions	Balance at end of period
2005	21,904	55,825	-	77,729
2006	77,729	369,236	-	446,965
2007	446,965	34,411,328	(9,414,163)	25,444,130

Desert Capital REIT
Schedule IV - Mortgage loans on Real Estate
December 31, 2007
Type	Maturity Date	Periodic Payment Terms	Interest Rate	Prior Liens	Face Amount	Carrying Amount	Principal Amount Subject to Delinquent Principal or Interest
Acquisition and Development - 1st
	1/2007 - 11/2009	Interest Only	8.00% - 14.50%		32,927,142	28,360,953	9,083,942.30
	5/2007	Interest Only	14.00%		4,455,000	4,455,000	4,455,000.00
	6/2007	Interest Only	14.00%		6,000,000	6,000,000	6,000,000.00
	9/2007	Interest Only	12.50%		3,969,000	3,024,000	3,969,000.00
	2/2008	Interest Only	14.25%		4,640,000	4,640,000	-
	2/2008	Interest Only	12.50%		4,848,200	4,848,200	-
	4/2008	Interest Only	13.50%		4,771,000	2,077,850	4,771,000.00
	6/2008	Interest Only	14.00%		9,500,000	8,501,576	-
	7/2008	Interest Only	12.50%		3,622,400	3,257,617	-
	11/2008	Interest Only	12.50%		3,773,500	3,773,500	-
	3/2010	Interest Only	8.00%		4,720,000	4,720,000	-
					83,226,242	73,658,696	28,278,942

Acquisition and Development - 2nd
	3/2007 - 8/2008	Interest Only	15.5% - 18.25%	56,384,070	11,021,690	7,221,409	4,070,090.00
	11/2008	Interest Only	18.50%	12,675,000	4,090,000	4,090,000	-
	12/2008	Interest Only	13.00%	18,905,100	9,260,118	-	-
				87,964,170	24,371,808	11,311,409	4,070,090

Construction - 1st
	3/2007 - 3/2010	Interest Only	8.00% - 14.50%		12,551,250	10,804,620	4,486,625.00
					12,551,250	10,804,620	4,486,625
Construction - 2nd
	3/2008	Interest Only	13.00% - 16.50%	2,448,200	743,855	54,300	-
	2/2008	Interest Only	16.50%	14,000,000	4,370,000	4,370,000	-
				16,448,200	5,113,855	4,424,300	-

Commercial - 1st
	2/2008 - 3/2008	Interest Only	12.50%		1,898,900	1,898,900	-
	9/2008	Interest Only	14.00%		14,400,000	14,400,000	-
					16,298,900	16,298,900	-
Commercial - 2nd
	8/2007	Interest Only	16.50%	5,230,000	1,900,000	1,520,000	1,900,000
				5,230,000	1,900,000	1,520,000	1,900,000

				109,642,370	143,462,056	118,017,926	38,735,657

Balance - January 1, 2004	$-
Additions during period:
New loan fundings	18,658,254
Deductions during period:
Loan payoffs	(1,441,138)
Balance - December 31, 2004	17,217,116
Additions during period:
New loan fundings	87,946,518
Deductions during period:
Loan payoffs	(37,514,383)
Balance - December 31, 2005	67,649,251
Additions during period:
New loan fundings	149,550,561
Deductions during period:
Loan payoffs	(67,610,886)
Balance - December 31, 2006	149,588,926
Additions during period:
New loan fundings	69,376,183
Deductions during period:
Loan payoffs	(47,856,291)
Forclosed loans	(31,573,376)
Real estate sold	3,926,614
Balance - December 31, 2007	$143,462,056

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

    Disclosure controls and procedures are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

    Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13(a)-15(e) as of the end of the period covered by this report (the “Evaluation Date”) have concluded that as of the Evaluation Date our disclosure controls and procedures were ineffective because of the material weakness identified below.

(b) Management’s Annual Report on Internal Control over Financial Reporting

    Our management is responsible for establishing and maintaining effective internal control over financial reporting. Internal control is designed to provide reasonable assurance to our management and board of directors regarding the preparation of reliable published financial statements. Internal control over financial reporting includes self-monitoring mechanisms to correct deficiencies as they are identified.

    Because of inherent limitations in any internal control, no matter how well designed, misstatements due to error or fraud may occur and not be detected, including the possibility of the circumvention or overriding of controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, internal control effectiveness may vary over time. Further, no evaluation of controls can provide absolute assurance that we have identified all control issues.

    As of December 31, 2007, we conducted an assessment of the effectiveness of our internal control over financial reporting. Based on this assessment, we have concluded that, as of December 31, 2007, we did not maintain effective internal control over financial reporting, due to an internal control deficiency that constituted a “material weakness,” as defined by the Public Company Accounting Oversight Board’s Accounting Standard No. 5. The identified weakness was that the Company failed to design and implement controls related to the interpretation and implementation of certain accounting principles, primarily related to business combinations in connection with the sale of Consolidated Mortgage and accounting for loan impairment in connection with a troubled debt restructuring. The fact that these accounting principles were not properly applied, together with certain other factors, led our management to conclude that this situation was an indication of a material weakness in our internal control over financial reporting as of December 31, 2007.

    This annual report does not include an attestation report of Hancock Askew & Co., our independent registered public accounting firm, regarding internal control over financial reporting. Our report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

(c) Changes in Internal Controls

    There were no significant changes, other than as discussed below, in our internal controls over financial reporting or in other factors in the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

    To correct the material weakness identified above, we plan to increase our expertise in complex GAAP accounting issues and are evaluating our options, which include augmenting our internal accounting staff and/or expanding our external consulting expertise to provide both prospective guidance with respect to complex accounting principles, and to verify the accuracy of the application of these principles before the our financial statements are reviewed by our independent registered public accountants.

The need for specialized accounting expertise has assumed a heightened significance due to the increasing complexity of accounting issues. Our remedial actions are intended to ensure that all significant accounting errors are discovered and corrected utilizing our internal personnel or a third party consultant prior to the independent registered public accountants’ review, consistent with the requirements of Section 404.

ITEM 9B. OTHER INFORMATION

    None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

    The biographical information for each director of the Company as of March 31, 2008 is set forth below.

    Todd B. Parriott.  Mr. Parriott is the chairman of our board of directors, Chief Executive Officer, President and Chief Investment Officer.  Mr. Parriott was elected to our board of directors in December 2003.  Mr. Parriott served as the President of Consolidated Mortgage from July 2001 until December 2003 and was re-elected as President in October 2005 and served until August 23, 2007.  Mr. Parriott currently serves in a supervisory capacity with CMCFS, the dealer-manager of our public offering as the Financial Operations Principal.  Mr. Parriott also serves as President, Chief Executive Officer and Manager of Sandstone, our Advisor.  Mr. Parriott is a director of our Dealer-Manager.  Mr. Parriott graduated with a Bachelor of Science degree in Marketing at University of Nevada, Las Vegas in 1994.  Age 37.

    Robert B. Beville.  Mr. Beville was elected to our board of directors effective July 2004 and is an independent director.  From September 2004 to the present, he has served as the Division President of Meritage Homes, Las Vegas Division.  From 2000 to September 2004, he served as the Executive Vice President and Chief Operating Officer for Perma-Bilt Homes, a division of Meritage Homes.  His duties include management of all business functions including management of: senior personnel, land acquisition, division profit, budget preparation, product development, divisions reporting to the corporate office and land bankers.  Mr. Beville graduated with a Bachelor of Science degree in Accounting from the University of Nevada-Reno in 1985.  Age 45.

    G. Steven Dawson.  Mr. Dawson was elected to our board of directors effective July 2004 and elected as our Chief Financial Officer as of May 16, 2007.  He also serves as Managing Director and Manager of Sandstone, our Advisor.  From 1990 to 2003, Mr. Dawson served as the Senior Vice President and Chief Financial Officer of Camden Property Trust or its predecessors, a large multifamily REIT.  Camden is a public real estate investment trust which specializes in the acquisition, development, and management of apartment communities throughout the United States.  He is currently a private investor who is active on the boards of four publicly traded REITs in addition to Desert Capital REIT.  These include: American Campus Communities, Inc., AMREIT, Alesco Financial Inc., and Medical Properties Trust.  Mr. Dawson holds a Bachelor of Business Administration degree from Texas A&M University and serves on the Real Estate Roundtable at the Mays Business School at Texas A&M.  Age 50.

    James L. George.  Mr. George was elected to our board of directors in December 2003, is an independent director, and is an attorney in private practice in Lemars, Iowa.  For over 30 years, he has practiced primarily in the estates, real estate transaction and tax preparation area.  Mr. George is the uncle of Jonathan G. Arens, our co-Chief Operating Officer.  He earned a Bachelor of Arts degree from the University of Iowa in 1969, and a Juris Doctorate from Creighton University in 1973.  Age 60.

    Thomas L. Gustafson.  Mr. Gustafson was elected to our board of directors in December 2003, is an independent director, and has been the managing member of Domain LLC, the general partner of Okoboji Capital Partners, LP, a hedge fund, since August 2001. He has also served as the Treasurer of QL Enterprises Inc., which owns office building complexes and mini-storage rental units since 1996.  He earned a Bachelor of Business Administration degree from Iowa State University in 1993.  Age 37.

    Stacy M. Riffe.  Ms. Riffe was elected to our board of directors in September 2007 and is an independent director.   She is currently the senior vice president of UDR, Inc., a NYSE-listed multi-family real estate investment trust, where she manages corporate tax and risk management and is the Corporate Compliance Officer.  Additionally, she serves as chief financial officer of UDR’s taxable REIT subsidiary, RE3.  From September 2005 through October 2006, Ms. Riffe served as chief financial officer and secretary of Sunset Financial Resources, Inc., a NYSE-listed mortgage REIT, and was appointed interim chief executive officer to complete the merger of Sunset Financial Resources with Alesco Financial Inc.  From 2002 until 2005, Ms. Riffe held the position of chief financial officer and secretary for U.S. Restaurant Properties Inc., an equity REIT that owned and leased properties to restaurants and convenience stores operators, where she was responsible for capital markets, corporate governance, SEC reporting and tax compliance.  In February 2005, U.S. Restaurant Properties merged with CNL Restaurant Properties to form Trustreet Properties.  Ms. Riffe earned a Bachelor of Business Administration degree in Accounting from the University of Texas at Arlington.  Age 42.

    Charles W. Wolcott.  Mr. Wolcott was elected to our board of directors in August 2007 and is an independent director.  He currently is the president and chief executive officer of Allied+Wolcott Company, LLC, a private company providing consulting and advisory services to conservation real estate projects.  From 2002 through 2006, he served as president and chief executive officer of Tecon Corporation, a business involved in recreational property development, fractional condominium resort property development, water and wastewater utility systems and rail car repair and maintenance.  Mr. Wolcott earned a Bachelor of Science degree in Chemical Engineering from the University of Texas, and a Master of Business Administration degree from Harvard Business School.  Age 55.

Governance and Nominating Committee

    Our governance and nominating committee will consider director candidates nominated by stockholders.  Recommendations, including the nominee's name and an explanation of the nominee's qualifications should be sent to James L. George, c/o Desert Capital REIT, Inc., 1291 Galleria Drive, Suite 200, Henderson, Nevada 89014 by no earlier than August 29, 2008 and no later than September 29, 2008.  If our annual meeting is held before November 26, 2008, notice must be received not earlier than the close of business on the 120th calendar day prior to the meeting and not later than the close of business on the later of the 90th calendar day prior to such annual meeting or the 10th calendar day following the calendar day on which the Company first publicly announces the date of the meeting.

Audit Committee

    Our audit committee is comprised of four directors, Ms. Riffe and Messrs. Beville (chairman), Gustafson, and George.  Our board of directors has determined that all members of the audit committee satisfy the independence standards of the New York Stock Exchange, or NYSE.  Our board has also determined that Mr. Beville qualifies as “audit committee financial expert,” as defined by the SEC, and that all members of the audit committee are “financially literate,” within the meaning of NYSE rules, and “independent,” under the audit committee independence standards of the SEC.

    Our audit committee operates pursuant to a written charter.  Among other matters, the audit committee charter calls upon the audit committee to:

▪
Oversee the accounting and financial reporting processes and compliance with legal and regulatory requirements on behalf of our board of directors and report the results of its activities to the board;

▪	Be directly and solely responsible for the appointment, retention, compensation, oversight, evaluation and, when appropriate, the termination and replacement of our independent auditors;
▪	Review the annual engagement proposal and qualifications of our independent auditors;
▪	Prepare an annual report as required by applicable SEC disclosure rules; and
▪	Review the integrity, adequacy and effectiveness of our internal controls and financial disclosure process.

    The audit committee met six times in 2007.

Executive Officers

    No director or executive officer was selected as a result of any arrangement or understanding between the director or executive officer or any other person.  Messrs.  Parriott, Dawson and Arens and Ms. Ackerman are our only executive officers.  Our executive officers are elected annually by, and serve at the discretion of, the board of directors.  Please see “Directors” for biographical information regarding Mr. Parriott, our Chief Executive Officer and Mr. Dawson, our Chief Financial Officer.

    Erin Ackerman. Ms. Ackerman is our director of stockholder relations and was elected as our co-chief operating officer effective May 16, 2007. She is also executive vice president and treasurer for CMCFS, the dealer-manager for our public offerings.  She is responsible for the daily operations performance of CMCFS, including financial management, compliance, and client relations.  She also serves as Vice President of Sandstone, our Advisor.  From January 2002 until December 2003, Ms. Ackerman served as the executive vice president of Consolidated Mortgage and supervised the activities of the collections, investment, loans and accounting departments. From 2000 to January 2002 she served as vice president in charge of Consolidated Mortgage’s investment department, which included duties of researching properties and borrowers, preparing loan documentation, assisting private investors with trust deed investments and supervising employees engaged in these activities.  Ms. Ackerman earned a Bachelor of Arts degree in Psychology from the University of California Irvine, and a Master of Business Administration degree from the University of Nevada, Las Vegas.  Age 31.

    Jonathan Arens.  Mr. Arens was elected as our co-chief operating officer effective May 16, 2007.  Mr. Arens has served as the chief financial officer of CMCFS, the dealer-manager for our public offerings, since January 2004 and served as our chief financial officer from November 1, 2005 through May 15, 2007.  He also serves as Vice President and Secretary of Sandstone, our Advisor.  Mr. Arens worked as a teacher’s assistant in the Education Department at the University of Iowa from August 2003 through June 2004.  Mr. Arens is a certified public accountant and a Member of the American Institute of Certified Public Accountants.  He earned a Master of Accountancy degree in 2004, and a Bachelor degree in Accounting in 2003, both from the University of Iowa.  Age 27.

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

    Based solely upon a review of the reports furnished to us with respect to fiscal 2007, we believe that all SEC filing requirements applicable to our directors and executive officers and 10% beneficial owners were satisfied, except that each of Ms. Riffe and Mr. Wolcott failed to file one report on Form 3.

Code of Conduct

    Our board of directors has established a code of business conduct and ethics.  Among other matters, the code of business conduct and ethics is designed to deter wrongdoing and to promote:

▪	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
▪	Full, fair, accurate, timely and understandable disclosure in our SEC reports and other public communications;
▪	Compliance with applicable governmental laws, rules and regulations;
▪	Prompt internal reporting of violations of the code to appropriate persons identified in the code; and
▪	Accountability for adherence to the code.

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

All requests should be directed to Erin Ackerman, Desert Capital REIT, Inc., 1291 Galleria Drive, Suite 200, Henderson, Nevada 89014.

ITEM 11. EXECUTIVE COMPENSATION

    We are externally managed and advised by our Advisor, Sandstone, pursuant to an advisory agreement.  Our executive officers undertake certain ministerial tasks on our behalf; however, they are compensated by our Advisor and do not receive compensation from us for services rendered to us.  Our executive officers are also officers of our Advisor and its affiliates, and are compensated by these entities, in part, for their services to us.  Please see “Certain Relationships and Related Transactions, and Director Independence” for a further description of the relationship between us and our Advisor.

    We did not grant any stock options or restricted stock to our executive officers in 2007, or provide them with any perquisites or other personal benefits.  We do not have an employment agreement or a change in control agreement with our executive officers.

Compensation Committee Interlocks and Insider Participation

    During the first part of 2007, the compensation committee consisted of Messrs. Beville, George and Goolsby.  Mr. Goolsby resigned from the board of directors effective September 11, 2007.  None of these individuals has at any time served as an officer of the company.  None of our executive officers served as a director or member of the compensation committee of any entity that has one or more executive officers serving as a member of our board of directors or compensation committee.

Compensation of Directors

    Directors who are also our executive officers receive no compensation for board service.  The following table discloses compensation information of members serving on our board of directors in 2007.

2007 Board of Directors Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)[1,2]	Total ($)
Robert B. Beville	46,750	143,333	190,083
G. Steven Dawson	11,000	143,333	154,333
James L. George	47,500	143,333	190,833
Bryan L. Goolsby	24,000	143,333	167,333
Thomas L. Gustafson	41,750	143,333	185,083
Stacy M. Riffe	13,500	-	13,500
Charles W. Wolcott	16,750	-	16,750
________________________________

1 The amounts appearing in the Stock Awards column represent the SFAS No. 123(R) compensation expense recognized during fiscal 2007 for all outstanding awards.  The grant date fair value of the stock awards granted in 2007 to each director is $60,000.  See Note 9 – Stock Based Compensation of our Consolidated Financial Statements on Form 10-K for an explanation of grant date fair value.
2  The number of stock awards held by all directors as of  December 31, 2007 was 80,000 shares.

During 2007, our non-officer directors received the following compensation:

Annual retainer fee	$15,000
Fee for each board meeting attended in person	3,000
Fee for each board meeting attended telephonically	1,500
Audit committee chairman retainer	5,000
Chairman retainer for other committees	3,000
Fee for each committee meeting attended in person	1,000
Fee for each committee meeting attended telephonically	500

Additionally, each non-officer director receives an annual award of 4,000 restricted shares of common stock which vests immediately.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 19, 2008 by (1) each current director, (2) each executive officer, and (3) all current directors and executive officers as a group.  No stockholder known to us owns beneficially more than 5% of our common stock.  The number of shares beneficially owned by each entity, person, director or executive officer is determined under the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose.  Under such rules, beneficial ownership includes any shares as to which the individual has the sole or shared voting power or investment power.  Unless otherwise indicated, each person has sole voting and investment power (or shares such powers with his spouse) with respect to the shares set forth in the following table.

Directors and Officers (1)	Amount and Nature of Beneficial Ownership		Percent of Class (2)
Todd B. Parriott	78,099	(3)	*
Erin Ackerman	12,629	(4)
Jonathan G. Arens	2,803	(5)	*
Robert B. Beville	18,213		*
G. Steven Dawson	27,132		*
James L. George	21,269	(6)	*
Thomas L. Gustafson	16,375		*
Stacy M. Riffe	-		*
Charles W. Wolcott	-		*
All directors and executive officers as a group (9 persons)	176,520		1.1%

*	Beneficial ownership of less than 1% of the class is omitted.

(1)           The address of each director and executive officer is that of the company.

(2)
The percentage of shares owned provided in the table is based on 16,807,864 shares outstanding as of March 19, 2008.  Percentage of beneficial ownership by a person as of a particular date is calculated by dividing the number of shares beneficially owned by such person as of March 19, 2008 by the sum of the number of shares of common stock outstanding as of such date.

(3)	Represents shares owned by ARJ Management, Inc. and Burton Management Company, Ltd., of which Mr. Parriott may be deemed to be the beneficial owner.

(4)	Includes 4,186 shares over which Ms. Ackerman shares beneficial ownership.

(5)	Includes 947 shares over which Mr. Arens shares beneficial ownership.

(6)	Includes 16,769 shares over which Mr. George shares beneficial ownership, and 4,500 shares owned by his wife.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Sale of Consolidated Mortgage, LLC

    Together with our wholly-owned subsidiary TRS, we entered into a Purchase Agreement, dated as of November 21, 2007 (the “Purchase Agreement”), with Sandstone.  The majority of the membership interests in Sandstone are owned by Todd Parriott, Steve Dawson and Jonathan Arens, three of our executive officers who also have management positions with Sandstone.  Sandstone owns CMCFS the dealer-manager of public offering.  Pursuant to the Purchase Agreement, TRS sold all of the issued and outstanding units of Consolidated Mortgage to Sandstone (the "Sale"), for consideration (collectively, the "Consideration") consisting of the following:

•
Two hundred ninety-three thousand and one shares (293,001) of our common stock (the “Assigned Shares”).  Based on our last offering of its common stock at a per share price of $15 per share, the Assigned Shares have a value of $4.395 million.  We subsequently retired the 293,001 shares of stock.

•	$104,985 in cash (the “Cash”).

•
$8.25 million contingent payment to be paid by Sandstone to TRS (the “Installment Payment”) as follows:  Sandstone will pay or cause Consolidated Mortgage to pay to TRS, on the last day of each calendar quarter, an amount equal to: (i) one percent (1%) of the principal amount of all mortgage loans originated or brokered by Consolidated Mortgage or any of its affiliates and funded by us during such calendar quarter for the first Two Hundred Million Dollars ($200,000,000) of mortgage loans funded during each calendar year; and (ii) one-half of one percent (.5%) of the principal amount of all mortgage loans originated or brokered by Consolidated Mortgage and funded by  us during such calendar quarter in excess of Two Hundred Million Dollars ($200,000,000) during each calendar year, commencing on December 31, 2007 and continuing on the last day of each calendar quarter thereafter, until TRS has received $8.25 million.  TRS’ right to receive the Installment Payment is secured by a security interest in all of the outstanding units of Consolidated Mortgage pursuant to a Unit Pledge Agreement (the “Pledge Agreement”) entered into contemporaneously with the Purchase Agreement as more fully described below.

•
A $15.5 million promissory note payable by Consolidated Mortgage to the order of TRS (the “Note” and the indebtedness evidenced by the Note, the “Loan”).  The Note is governed by the terms of a loan agreement (the “Loan Agreement”) entered into contemporaneously with the closing of the sale of Consolidated Mortgage.  The Loan accrues interest at a per annum rate equal to nine percent (9%), and principal and accrued interest will be payable in thirty-nine (39) quarterly installments.  A final installment of all outstanding principal and accrued and unpaid interest will be due on December 31, 2017.  The Note is also secured by the Pledge Agreement.

   TRS and Sandstone executed the Pledge Agreement pursuant to which Sandstone pledged and granted to TRS a continuing security interest in all of the issued and outstanding units of Consolidated Mortgage to secure the obligations of Sandstone and Consolidated Mortgage to TRS under the Note, the Loan Agreement and the Purchase Agreement.

    In evaluating the purchase price for Consolidated Mortgage, we obtained an opinion from an independent financial advisor that the consideration to be received by Desert Capital REIT in the sale was fair to the company from a financial point of view.

    We also entered into a loan origination agreement (the “Loan Origination Agreement”) with Consolidated Mortgage and Sandstone, which terminates one month after the last day of the month in which the Installment Payment is paid in full.   During the term of the Loan Origination Agreement we will have the right to fund all mortgage loans identified by Consolidated Mortgage or any affiliate of Sandstone or Consolidated Mortgage that becomes engaged in the business of originating or brokering commercial loans.

    As a part of the Transactions the management agreement between Consolidated Mortgage and ARJ, pursuant to which ARJ was paid a management fee equal to one-third of Consolidated Mortgage's pre-tax net income was mutually terminated by the parties thereto.

    The sale of Consolidated Mortgage resulted in TRS recognizing a gain.  Under the terms of our advisory agreement with Burton Management Company, Ltd. (“Burton”), our advisor at the time of the sale, this gain could have resulted in an increase in the amount of the incentive fee payable by us to Burton.  Burton is owned by our chief executive officer, Todd Parriott, and our co-chief operating officer, Jon Arens.  We entered into a letter agreement with Burton pursuant to which Burton agreed that it would not receive the incremental amount of the incentive management fee that would be attributable to the gain on sale that we would realize in connection with the sale of Consolidated Mortgage.

     In connection with the Transactions, we entered into an advisory agreement with Sandstone (the “Advisory Agreement”) pursuant to which Sandstone will manage our day-to-day operations and perform services and activities relating to our assets and operations.  The Advisory Agreement replaces the advisory agreement that we were previously a party to with Burton.  The Advisory Agreement provides for first-tier and second-tier management compensation.  The management compensation payable to Sandstone under the Advisory Agreement will be determined in substantially the same manner as the compensation that was paid to Burton under our prior advisory agreement.  Accordingly, we do not expect the execution of the Advisory Agreement to have a material impact on the total amount of management compensation to be paid to be paid by us.

    The first-tier management compensation payable pursuant to the Advisory Agreement is equal to 1% of the first $200 million of our average invested assets during each fiscal year, plus 0.8% of our average invested assets in excess of $200 million during such fiscal year.  Our average invested assets is calculated as the average of the aggregate book value of our assets invested, directly or indirectly, in equity interests in and loans secured by real estate, before reserves for depreciation or bad debts or other similar non-cash reserves, computed by taking the average of such values at the end of each month during the applicable period.

    The second-tier management compensation payable for each fiscal quarter (or lesser portion thereof) is an amount equal to the tiered percentage of the difference between our net income (which is its taxable income (including net capital gains, if any, but excluding net capital losses, if any) before deducting the second-tier management compensation, net operating loss deductions arising from prior periods, and items permitted by the Internal Revenue Code when calculating taxable income for a REIT) for such fiscal quarter (or lesser portion thereof), and the threshold return for such fiscal quarter (or lesser portion thereof).  The "tiered percentage" for this calculation is the weighted average of the following percentages based on our average invested assets for the period:  (1) 20% for the first $200 million of average invested assets; and (2) 10% of our average invested assets in excess of $200 million.  "Threshold return" means the amount of net income for the period that would produce an annualized return on our average invested assets equal to the 10-year U.S. Treasury rate (which is calculated by averaging the weekly average yield to maturity of the 10-year U.S. Treasury bond, as published by the Federal Reserve) for such fiscal quarter plus 1.0%.  If at the end of a particular fiscal year or upon any termination of the Advisory Agreement, the aggregate of the management compensation attributable to our portfolio's performance received by Sandstone during that fiscal year (or lesser portion thereof) exceeds the tiered percentage of the difference of our net income for that fiscal year (or lesser portion thereof) less the threshold return for such year (or lesser portion thereof), then Sandstone must pay us such amount at the time of such reconciliation at the end of the applicable fiscal year.  Any such payments by Sandstone will not exceed the amount of the management compensation attributable to our portfolio's performance previously paid to Sandstone under the Advisory Agreement for that fiscal year (or lesser portion thereof) and will be made only to the extent of the reconciliation amount for that fiscal year (or lesser portion thereof).

    The management compensation is payable quarterly and is subject to our overall cap on total operating expenses.

Relationship with our Advisor

 Mr. Parriott, our Chief Executive Officer, is the majority stockholder, sole director, president, secretary and treasurer of Burton, our advisor prior to the sale of Consolidated Mortgage described above.  Mr. Arens, our Chief Financial Officer, is a stockholder and chief financial officer of Burton.  Burton was compensated pursuant to the terms of an advisory agreement, which entitled it to a base management fee, incentive compensation and reimbursement of expenses.  For the year ended December 31, 2007 we paid a base management fee of $1,427,398 and incentive compensation of $462,978.

 Sandstone became our Advisor in November 2007.  Messrs. Parriott, Dawson and Arens are the majority owners of Sandstone and serve as officers of Sandstone.  Sandstone is compensated pursuant to the terms of an Advisory Agreement, which entitles it to management compensation determined in substantially the same manner as the compensation that was paid to Burton under the prior advisory agreement.  For the years ended December 31, 2007, we paid Sandstone management compensation of $188,565.

Relationship with our Dealer-Manager

 CMCFS was the dealer-manager for both of our public offerings.  In 2007, we paid CMCFS selling commissions and marketing support fees totaling $2,750,469.  CMCFS paid a substantial portion of these fees to third party broker-dealers.  Pursuant to the dealer-manager agreement for our public offering in 2007, CMCFS was paid selling commissions of 6.5% and a marketing support fee of 3.0%.

 CMCFS also has an agreement with Consolidated Mortgage, formerly our wholly-owned subsidiary, pursuant to which Consolidated Mortgage pays an administrative fee of 25 basis points (based on the principal amount) on each loan it originates to CMCFS, in return for administrative services to support Consolidated Mortgage’s investment pool.  The fee is calculated and paid monthly.  The fee pursuant to this agreement was $380,278 for the year ended December 31, 2007.

 Todd Parriott was previously the majority stockholder, sole director, president and treasurer of our Dealer-Manager and Jonathan Arens was a stockholder and chief financial officer of our Dealer-Manager.

 Sandstone acquired ownership of CMCFS on November 21, 2007. Todd Parriott is the sole director, president and treasurer and Jonathan Arens is the chief financial officer of CMCFS.

Management Agreement with ARJ Management

    Consolidated Mortgage previously had a management agreement in place with ARJ, a company of which Todd Parriott is president, director and stockholder, pursuant to which ARJ was paid a management fee equal to one-third of Consolidated Mortgage’s pre-tax net income.  ARJ manages approximately $522 million of private investors’ funds.  The management fee paid to ARJ for the year ended December 31, 2007, was $1,823,856.  To the extent borrowers paid points on a loan instead of an increased interest rate, ARJ earned a greater management fee than it would have if the borrowers had paid a higher interest rate.  Because of Mr. Parriott’s ownership interest in ARJ, he had a potential interest in the loans originated by Consolidated Mortgage being structured with points instead of a higher interest rate.  The management agreement with ARJ was mutually terminated on November 21, 2007.

Loans to CM Land, LLC

    In September 2005, a third-party borrower asked us to enter into a land banking transaction, meaning that we would purchase a tract of land, and simultaneously enter into an option contract with the borrower, pursuant to which the borrower would purchase smaller parcels of the initial tract from us over time at a specified price, until it had purchased the entire initial tract.  Due to the rules with which we must comply to maintain our REIT status, actual title to that land had to be owned by a separate entity and could not be held by us.  As an accommodation to us and the third-party borrower, our Chairman, Todd Parriott and Co-Chief Operating Officer, Jonathan Arens, formed a company called CM Land, LLC for the specific purpose of holding title to that land.  We initially funded $10.2 million of the purchase price of approximately $80 million via a loan to CM Land, LLC secured by the property.  At December 31, 2007 and December 31, 2006 the outstanding loans had a remaining balance of approximately $0 and $15.2 million, respectively, with an average interest rate of 15.5%.  No fees were paid to CM Land, LLC or its principals in connection with this transaction and it was reviewed and approved by an independent committee of our board of directors.

 In May 2007, the borrower did not exercise its option under the contract to purchase the remaining portion of the land.  As a result, we took title to the property directly through a deed-in-lieu of foreclosure and have recorded the remaining carrying balance as real estate owned.

 In November 2007, we sold a nonperforming loan with an outstanding balance of $1.95 million to CM Equity LLC.  Some of the executive officers of CM Equity are the same as our executive officers, and our Advisor is the manager of CM Equity.  We provided 100% financing on the sale.  No gain or loss was recognized on the sale.

Leases to Related Parties

 We lease office space to Sandstone, CMCFS, Consolidated Mortgage, and Residential Capital Mortgage under noncancelable operating leases which expire in July 2010. The total rents received from related parties for the twelve months ended December 31, 2007 was $322,037.

Approval of Related Party Transactions

 We have appointed a committee of the Board of Directors, comprised of Messrs. Beville and Gustafson to approve, and it has approved all loans to CM Land, LLC.  The Committee has not developed written procedures relating to its review and approval of such transactions, nor has it identified standards to be applied by it in connection with its review and approval.  The Board of Directors as a whole approved the advisory agreement with both Burton and Sandstone, and the Dealer-Manager Agreement, and the related party leases.

 The Board of Directors of the Company formed a special committee of independent directors (the “Special Committee”) to evaluate and negotiate the transactions contemplated by the Purchase Agreement (the “Transactions”) on our behalf.  In evaluating the Transactions, the Special Committee and the Board of Directors, among other things, obtained an opinion of an independent financial advisor retained by us on behalf of the Special Committee, that the Consideration to be received by us in the Sale is fair to us from a financial point of view.

Independence of Directors and Committee Members

 The board has determined that each of the following directors has no material relationship with us (either directly or as a partner, stockholder or officer of an organization that has a relationship with us) and is independent within the meaning of NYSE director independence standards, as currently in effect: Messrs. Beville, George, Gustafson, Wolcott and Ms. Riffe.  The board has determined that Messrs. Parriott and Dawson are not independent directors within the meaning of the NYSE director independence standards. Furthermore, the board has determined that each of the members of each of the audit, compensation and governance and nominating committees has no material relationship with us (either directly as a partner, stockholder or officer of an organization that has a relationship with us) and is independent within the meaning of the NYSE’s director independence standards.

 In determining that Mr. Beville is independent, the board of directors considered that he is an officer of Meritage Homes, an entity that previously entered into a land banking transaction with CM Land, LLC, an affiliate of ours.  In this land banking transaction, CM Land, LLC borrowed money, including from us, to purchase a large parcel of unimproved land, which it planned to sell over time in smaller portions to Meritage Homes, a home builder.  In May 2007, Meritage Homes did not exercise its option under the contract to purchase the remaining portion of the land.  As a result, we took title to the property directly through a deed-in-lieu of foreclosure and have recorded the remaining carrying balance as real estate owned.  In determining that Mr. George is independent, the board considered that he is Jonathan Arens’ uncle and has known Todd Parriott personally for a significant period of time.  In each of the above cases, the board of directors determined that in spite of these transactions and relationships, each of the independent directors exercises independent business judgment in fulfilling his duties as a director.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

    Eide Bailly LLP served as our independent auditors and also provided certain tax and other audit-related services to us from January 2007 until their resignation which was effective November 14, 2007, on which date we retained Hancock Askew & Co. LLP as our new independent registered public accounting firm.

    Aggregate fees billed to us for the fiscal years ended December 31, 2007 and 2006 are set forth below.

	2007	2006
Audit Fees (a)
Eide Bailly LLP	$26,750	$107,816
Hancock Askew & Co. LLP	25,000	-
Audit-Related Fees (b)
Eide Bailly LLP	83,500	3,200
Hancock Askew & Co. LLP	-	-
Tax Fees
Eide Bailly LLP	7,950	7,250
Hancock Askew & Co. LLP	-	-
All Other Fees
Eide Bailly LLP	4,257	-
Hancock Askew & Co. LLP	-	-

Total	$147,457	$118,266

(a)                 Fees for audit services billed in 2007 and 2006 consisted of: audit of the Company’s annual financial statements, reviews of the Company’s quarterly financial statements, consents and other services related to SEC matters.  Also includes amounts billed in connection with the audit of Consolidated Mortgage.

(b)                 Fees for audit-related services billed in 2007 and 2006 consisted of services that are reasonably related to the performance of the audit or the review of our financial statements.

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

The audit committee has considered whether the provision of these services is compatible with maintaining the independent accountants’ independence and has determined that such services have not adversely affected the independence of either Eide Bailly LLP or Hancock Askew & Co. LLP.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. The following financial statements and schedules are filed as part of this report:

Report of the Independent Registered Public Accounting Firm	Page
Consolidated Balance Sheets - December 31, 2007 and 2006	Page
Consolidated Statements of Operations- Years ended December 31, 2007, 2006, and 2005	Page
Statements of Cash Flows - Year ended December 31, 2007, 2006, and 2005	Page
Consolidated Statements of Changes in Stockholders’ Equity - Years ended December 31, 2007, 2006, and 2005	Page
Notes to Financial Statements	Page

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(b) Exhibits

2.1	Unit Purchase Agreement (included as Exhibit 2.1 to the Registrant’s Form 8-K filed on November 16, 2004 and incorporated herein by reference)

2.2
Purchase Agreement, dated as of November 21, 2007, among Desert Capital REIT, Inc., Desert Capital TRS, Inc., and Sandstone Equity Investors, LLC
(included as Exhibit 2.1 to Form 8-K filed on November 28, 2007 and incorporated herein by reference).

3.1*	Third Amended and Restated Articles of Incorporation

3.2
Bylaws of the Company (included as Exhibit 3.2 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-11 (File No. 333-111643) (the “Registration Statement”) and incorporated herein by reference).

4.1	Form of Common Stock certificate (included as Exhibit 4.1 to Amendment No. 2 to the Registration Statement and incorporated herein by reference).

10.1	Form of Advisory Agreement with Burton Management Company, Ltd. (included as Exhibit 10.1 to Amendment No. 3 to the Registration Statement and incorporated herein by reference).

10.2	Form of Strategic Alliance Agreement (included as Exhibit 10.2 to Amendment No. 1 to the Registration Statement and incorporated herein by reference).

10.3	Form of Indemnity Agreement (included as Exhibit 10.3 to Amendment No. 6 to the Registration Statement and incorporated herein by reference).

10.4	Form of Escrow Agreement (included as Exhibit 10.4 to Amendment No. 4 to the Registration Statement and incorporated herein by reference).

10.5	Revolving Loan and Security Agreement (included as Exhibit 10.5 to Form 10-Q filed on November 15, 2004 and incorporated herein by reference).

10.6	Promissory Note (included as Exhibit 10.6 to Form 10-Q filed on November 15, 2004 and incorporated herein by reference).

10.7	Unit Purchase Agreement (included as Exhibit 2.1 to the Registrant’s Form 8-K filed on November 16, 2004 and incorporated herein by reference).

10.8+	2004 Stock Incentive Plan (included as Exhibit 10.8 to Form 10-K/A filed on November 1, 2006 and incorporated herein by reference).

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

10.11
Purchase Agreement, dated as of November 21, 2007, among Desert Capital REIT, Inc., Desert Capital TRS, Inc., and Sandstone Equity Investors, LLC
(included as Exhibit 2.1 to Form 8-K filed on November 28, 2007 and incorporated herein by reference).

10.12*	Loan Agreement, dated as of November 21, 2007, between Consolidated Mortgage, LLC and Desert Capital TRS, Inc.

10.13*	Promissory Note, dated as of November 21, 2007, issued by Consolidated Mortgage, LLC to Desert Capital TRS, Inc.

10.14*	Loan Origination Agreement, dated as of November 21, 2007, among Desert Capital REIT, Inc., Consolidated Mortgage, LLC and Sandstone Equity Investors, LLC

10.15*	Advisory Agreement, dated as of November 21, 2007, between Desert Capital REIT, Inc. and Sandstone Equity Investors, LLC

10.16*	Unit Pledge Agreement, dated as of November 21, 2007, between Desert Capital TRS, Inc. and Sandstone Equity Investors, LLC

10.17*	Agreement Regarding Incentive Payment, dated as of November 21, 2007, between Desert Capital REIT, Inc. and Burton Management Company, Ltd.

21.1*	List of Subsidiaries

31.1*	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith
**	Furnished herewith
+	Compensation Plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Henderson, State of Nevada, on this 31st day of March, 2007.

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

SIGNATURES	TITLE	DATE
/s/Todd B. Parriott Todd B. Parriott	Chief Executive Officer, President, Chief Investment Officer and Chairman of the Board (Principal Executive Officer)	March 31, 2008
/s/G. Steven Dawson G. Steven Dawson	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2008
/s/Robert Beville Robert Beville	Director	March 31, 2008
/s/James L. George James L. George	Director	March 31, 2008
/s/Tom Gustafson Tom Gustafson	Director	March 31, 2008
/s/Stacy M. Riffe Stacy M. Riffe	Director	March 31, 2008
/s/Charles W. Wolcott Charles W. Wolcott	Director	March 31, 2008