Form 10-K/A
period 2007-12-31
DESERT CAPITAL REIT INC
filed 2008-04-14
CIK 1274055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

Amendment No. 1

FORM 10-K/A
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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (the Report) to make the following two corrections to the financial information that is presented in Item 8:

•
Insert the line item “Proceeds from sale of real estate owned” to the Consolidated Statements of Cash Flows under the “Investing Activities” subheading, which was inadvertently deleted from our Form 10-K during the Edgarization process; and

•	Correct the amount of net interest income and other expense shown in Note 18 to our consolidated financial statements for the fourth quarter of 2007.

None of the other financial information has been changed.

As a result of this amendment, we are also filing as exhibits to this Form 10-K/A the certifications required under Section 302 and furnishing the certifications required under Section 906 of the Sarbanes-Oxley Act of 2002.

Any items in the Form 10-K that are not expressly changed hereby shall be as set forth in the Form 10-K and are not updated or amended.  All information contained in this Amendment No. 1 and the Form 10-K is subject to updating and supplementing as provided in our periodic reports filed with the Securities and Exchange Commission, or SEC, subsequent to the filing of the Form 10-K.

Page
Part II	1
Item 8. Financial Statements and Supplementary Data	1
Part IV	20
Signatures	20
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO and CFO Pursuant to Section 906

PART II

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

DESERT CAPITAL REIT, INC.
Consolidated Statements of Cash Flows
	Year Ended December 31,
	2007	2006	2005
OPERATING ACTIVITIES
Net income (loss)	$(21,837,226)	$14,247,712	$5,311,277
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	782,349	453,086	143,668
Minority interest	-	-	884,204
Income from interest in subsidiary	-	-	(748,519)
Stock based compensation	716,667	166,667	94,445
Gain on sale of subsidiary	(3,382,129)	-	-
Provision for loan loss	34,411,328	369,236	55,825
Impairment of real estate owned	3,755,080	-	-
Deferred tax provision	632,269	106,154	-
Mortgage loans originated for sale	(39,349,950)	(51,502,900)	(32,271,147)
Mortgage loan sales	44,640,750	45,534,047	30,810,000
Net change in:
Interest receivable	197,109	(1,088,426)	(441,644)
Other assets	(1,656,101)	(74,673)	5,226
Deferred origination fees	(732,399)	732,399	-
Accounts payable	(441,980)	418,198	733,773

Net cash provided by operating activities	17,735,767	9,361,500	4,577,108

INVESTING ACTIVITIES
Mortgage investments, net	(25,311,187)	(83,041,310)	(49,095,743)
Proceeds from sale of real estate owned	3,977,476	-	-
Investment in other investments	(1,000,000)	(928,000)	-
Acquisition of building and equipment	(304,216)	(954,924)	(7,926,803)
Net cash from sale of subsidiary	(254,985)	-	-
Investment in subsidiary	-	-	(8,437,651)
Cash distribution received from subsidiary	-	-	594,452
Acquisition of land	-	-	(1,820,000)

Net cash used by investing activities	(22,892,912)	(84,924,234)	(66,685,745)

FINANCING ACTIVITIES
Proceeds (repayments) on credit facilities on mortgage loans held for sale, net	(5,290,800)	6,945,300	(899,667)
Proceeds (repayments) on credit facilities on mortgage investments, net	-	(5,000,000)	-
Proceeds on junior subordinated notes	-	30,928,000	-
Proceeds from mortgage loan	-	-	6,640,000
Principal repayments of mortgage loan	(86,063)	(86,574)	(12,314)
Issuance of common stock	29,016,002	60,361,264	69,522,070
Deferred financing costs	-	(1,027,719)	-
Dividends on common stock	(14,230,562)	(10,880,736)	(3,068,025)
Dividends on minority interest	-	-	(508,835)
Offering costs paid	(3,091,852)	(5,582,107)	(7,480,612)
Shares redeemed and retired	(3,431,775)	(2,119,035)	-

Net cash provided by financing activities	2,884,950	73,538,393	64,192,617

Net increase (decrease) in cash and cash equivalents	(2,272,195)	(2,024,341)	2,083,980
Cash and cash equivalents at beginning of period	2,434,948	4,459,289	2,375,309
Cash and cash equivalents at end of period	$162,753	$2,434,948	$4,459,289

Supplemental disclosure of cash flow information:

Cash paid for interest	$3,988,077	$2,696,007	$1,035,544
Cash paid for taxes	666,824	870,000	30,806
Common stock issued for dividend reinvestment program	5,101,671	4,617,239	1,744,958
Common stock dividends declared but not paid	1,669,577	1,498,633	880,633
Foreclosed assets acquired in exchange for loans	42,891,743	-	-
Loans received from sale of foreclosed assets	11,541,891	-	-
Mortgage loan assumed	1,677,720	-	-
Notes received in exchange for sale of subsidiary	15,500,000	-	-
Offering costs incurred but not paid	12,806	42,373	90,932
Capitalized interest	-	-	98,980
Common stock issued in exchange for interest in subsidiary	-	-	1,125,000
Common stock issued as repayment of indebtedness	$-	$-	$1,322,139

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

The following table represents our mortgage investments:

	December 31, 2007				December 31, 2006
Loan Type	Number of Loans	Balance	Weighted Average Interest Rate	Portfolio Percentage	Number of Loans	Balance	Weighted Average Interest Rate	Portfolio Percentage
Acquisition and development loans	64	$107,598,051	13.29%	75.00%	123	$128,214,695	13.62%	85.04%
Construction loans	31	17,665,105	13.02	12.31	45	22,553,595	12.66	14.96
Commercial property loans	4	18,198,900	14.10	12.69	-	-	-	-
Total	99	$143,462,056	13.37%	100.00%	168	$150,768,290	13.49%	100.00%

The following table reconciles our outstanding principal balance to our carrying balance:

	Balance at December 31, 2007	Balance at December 31, 2006
Balance per loan portfolio	$143,462,056	$150,768,290
Less:
Allowance for loan losses	(25,444,130)	(446,965)
Unamortized deferred fees and costs	-	(732,399)
Balance per consolidated balance sheet	$118,017,926	$149,588,926

The following table represents the amount of first and second deeds of trust:

	December 31, 2007		December 31, 2006
Loan Type	Balance	Portfolio Percentage	Balance	Portfolio Percentage
First deeds of trust	$112,076,392	78%	$116,964,963	78%
Second deeds of trust	31,385,664	22	33,803,327	22
Total	$143,462,056	100%	$150,768,290	100%

The following is a schedule of contractual maturities of investments in real estate loans as of December 31, 2007:

January 2008 - March 2008 (a)	$66,295,413
April 2008 - June 2008	22,729,165
July 2008 - September 2008	20,333,193
October 2008 - December 2008	17,572,418
Thereafter	16,531,867

Total	$143,462,056

(a)	Amount includes $38.7 million of nonperforming loans.

The following table represents our mortgage investments by geographic location:

Location	December 31, 2007 Balance	2007 Portfolio Percentage	December 31, 2006 Balance	2006 Portfolio Percentage
Nevada	$95,977,057	66.90%	$97,881,240	64.92%
California	19,273,500	13.43	19,388,500	12.86
Texas	10,518,367	7.33	11,384,700	7.55
Arizona	9,848,700	6.87	13,186,400	8.75
Missouri	7,395,632	5.16	7,920,650	5.25
Utah	448,800	0.31	928,800	0.62
Oregon	-	-	78,000	0.05
Total	$143,462,056	100.00%	$150,768,290	100.00%

Nonperforming and impaired loans:
Details on nonperforming and impaired loans and related allowances as of December 31, 2007 are as follows:

	Balance	Allowance for loan losses	Balance, net of allowance

Nonperforming loans - no related allowance	$18,001,625	$-	$18,001,625
Nonperforming loans - related allowance	20,734,032	(7,010,629)	13,723,403
Subtotal nonperforming loans	38,735,657	(7,010,629)	31,725,028

Performing loans - no related allowance	62,378,668	-	62,378,668
Performing loans - related allowance (1)	42,347,731	(18,433,501)	23,914,230
Subtotal performing loans	104,726,399	(18,433,501)	$86,292,898

Total	$143,462,056	$(25,444,130)	$118,017,926

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

Our taxable REIT subsidiaries are subject to federal, state, and local taxes. For the years ended December 31, 2007, 2006, and 2005 we recorded $668,644, $406,339, and $669,889, respectively, of income tax expense for income attributable to our taxable REIT subsidiaries. Our provision for income tax expense was provided using an effective tax rate of 34% for 2007 and 2006 and 2005 as follows:

	Years ended December 31,
	2007	2006	2005
Current provision	$36,375	$300,185	$669,889
Deferred provision	632,269	106,154	-
Total income tax provision	$668,644	$406,339	$669,889

The significant components of deferred tax assets and liabilities were as follows:

	Years ended December 31,
	2007	2006
Depreciation and amortization	$(179,272)	$272,165
Deferred management fees	-	83,005
Deferred origination fees	-	(249,016)
Gain receiving installment sale treatment	917,695	-
Net deferred tax liability	$738,423	$106,154

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

Note 18- Quarterly Financial Data (unaudited)
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Year Ended December 31, 2007
Interest income	$5,710,283	$5,676,640	$4,580,695	$4,300,847
Interest expense	992,982	1,017,921	1,032,804	974,057
Net interest income	4,717,301	4,658,719	3,547,891	3,326,790
Other revenue (expense)	(770,949)	(308,533)	(2,807,323)	(34,201,122)
Net income (loss)	$3,946,352	$4,350,186	$740,568	$(30,874,332)

Net income per common share
Basic	$0.26	$0.27	$0.04	$(1.84)
Diluted	$0.26	$0.27	$0.04	$(1.84)

Year Ended December 31, 2006
Interest income	$3,010,291	$4,179,844	$5,374,855	$5,706,418
Interest expense	297,894	387,794	963,772	1,018,961
Net interest income	2,712,397	3,792,050	4,411,083	4,687,457
Other revenue (expense)	224,385	(248,766)	(776,071)	(554,823)
Net income	$2,936,782	$3,543,284	$3,635,012	$4,132,634

Net income per common share
Basic	$0.27	$0.25	$0.26	$0.28
Diluted	$0.27	$0.25	$0.26	$0.28

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

Desert Capital REIT
Schedule II - Allowance for Loan Losses
December 31, 2007

Year	Balance at Beginning of period	Charged to Costs and Expenses	Deductions	Balance at end of period
2005	21,904	55,825	-	77,729
2006	77,729	369,236	-	446,965
2007	446,965	34,411,328	(9,414,163)	25,444,130

Desert Capital REIT
Schedule IV - Mortgage loans on Real Estate
December 31, 2007

Type	Maturity Date	Periodic Payment Terms	Interest Rate	Prior Liens	Face Amount	Carrying Amount	Principal Amount Subject to Delinquent Principal or Interest
Acquisition and Development - 1st
	1/2007 - 11/2009	Interest Only	8.00% - 14.50%		32,927,142	28,360,953	9,083,942
	5/2007	Interest Only	14.00%		4,455,000	4,455,000	4,455,000
	6/2007	Interest Only	14.00%		6,000,000	6,000,000	6,000,000
	9/2007	Interest Only	12.50%		3,969,000	3,024,000	3,969,000
	2/2008	Interest Only	14.25%		4,640,000	4,640,000	-
	2/2008	Interest Only	12.50%		4,848,200	4,848,200	-
	4/2008	Interest Only	13.50%		4,771,000	2,077,850	4,771,000
	6/2008	Interest Only	14.00%		9,500,000	8,501,576	-
	7/2008	Interest Only	12.50%		3,622,400	3,257,617	-
	11/2008	Interest Only	12.50%		3,773,500	3,773,500	-
	3/2010	Interest Only	8.00%		4,720,000	4,720,000	-
					83,226,242	73,658,696	28,278,942

Acquisition and Development - 2nd
	3/2007 - 8/2008	Interest Only	15.5% - 18.25%	56,384,070	11,021,690	7,221,409	4,070,090
	11/2008	Interest Only	18.50%	12,675,000	4,090,000	4,090,000	-
	12/2008	Interest Only	13.00%	18,905,100	9,260,118	-	-
				87,964,170	24,371,808	11,311,409	4,070,090

Construction - 1st
	3/2007 - 3/2010	Interest Only	8.00% - 14.50%		12,551,250	10,804,620	4,486,625
					12,551,250	10,804,620	4,486,625

Construction - 2nd
	3/2008	Interest Only	13.00% - 16.50%	2,448,200	743,855	54,300	-
	2/2008	Interest Only	16.50%	14,000,000	4,370,000	4,370,000	-
				16,448,200	5,113,855	4,424,300	-

Commercial - 1st
	2/2008 - 3/2008	Interest Only	12.50%		1,898,900	1,898,900	-
	9/2008	Interest Only	14.00%		14,400,000	14,400,000	-
					16,298,900	16,298,900	-

Commercial - 2nd
	8/2007	Interest Only	16.50%	5,230,000	1,900,000	1,520,000	1,900,000
				5,230,000	1,900,000	1,520,000	1,900,000

				109,642,370	143,462,056	118,017,926	38,735,657

Balance - January 1, 2004							$-
Additions during period:
New loan fundings							18,658,254
Deductions during period:
Loan payoffs							(1,441,138)
Balance - December 31, 2004							17,217,116
Additions during period:
New loan fundings							87,946,518
Deductions during period:
Loan payoffs							(37,514,383)
Balance - December 31, 2005							67,649,251
Additions during period:
New loan fundings							149,550,561
Deductions during period:
Loan payoffs							(67,610,886)
Balance - December 31, 2006							149,588,926
Additions during period:
New loan fundings							69,376,183
Deductions during period:
Loan payoffs							(47,856,291)
Forclosed loans							(31,573,376)
Real estate sold							3,926,614
Balance - December 31, 2007							$143,462,056

PART IV

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Henderson, State of Nevada, on this 14 day of April, 2008.

DESERT CAPITAL REIT, INC.

By: /s/Todd B. Parriott
Todd B. Parriott, Chief Executive Officer, President and Chief Investment Officer and Chairman of the Board (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE
/s/Todd B. Parriott Todd B. Parriott	Chief Executive Officer, President, Chief Investment Officer and Chairman of the Board (Principal Executive Officer)	April 14, 2008
/s/G. Steven Dawson G. Steven Dawson	Chief Financial Officer (Principal Financial and Accounting Officer)	April 14, 2008
* Robert Beville	Director	April 14, 2008
* James L. George	Director	April 14, 2008
* Tom Gustafson	Director	April 14, 2008
* Stacy M. Riffe	Director	April 14, 2008
* Charles W. Wolcott	Director	April 14, 2008

*By: /s/Todd B. Parriott Attorney-in-Fact

EXHIBIT INDEX

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Executive Officer pursuant to Section 302 of the of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

+	Furnished herewith