Form 10-Q
period 2008-03-31
DESERT CAPITAL REIT INC
filed 2008-05-15
CIK 1274055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

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
Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer,” “accelerated filer" and “smaller reporting company” in Rule 12b-2 of Exchange Act.  (Check one):
Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☑ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
Yes ☐ No ☑

The number of shares of the registrant's common stock, par value $0.01 per share, outstanding as of May 12, 2008 was 16,807,867.

DESERT CAPITAL REIT, INC.
FORM 10-Q
For the Quarter Ended March 31, 2008

Part I. Financial Information

Item 1. Consolidated Financial Statements (Unaudited)

DESERT CAPITAL REIT, INC.
Consolidated Balance Sheets
(unaudited)

	March 31,	December 31,
	2008	2007

ASSETS
Mortgage investments - net of allowance for loan losses of $24,854,202 at March 31, 2008
and $25,444,130 at December 31, 2007	$102,078,236	$118,017,926
Loans held for sale	4,706,800	2,139,200
Real estate owned	27,052,552	15,652,282
Equity investments in real estate	2,462,895	-
Note receivable from related party	15,500,000	15,500,000
Building and equipment - net	7,181,172	7,235,939
Land	1,820,000	1,820,000
Cash and cash equivalents	655,786	162,753
Interest receivable	1,416,836	1,464,261
Deferred financing costs	966,479	975,043
Other investments	1,928,000	1,928,000
Other assets	840,298	818,715

Total assets	$166,609,054	$165,714,119

LIABILITIES AND STOCKHOLDERS' EQUITY
Credit facility	$4,706,800	$2,139,200
Mortgages payable	8,095,127	8,132,769
Junior subordinated notes payable	30,928,000	30,928,000
Dividends payable	428,285	1,675,814
Deferred income taxes	722,749	738,423
Accounts payable and accrued expenses	1,197,529	1,052,637

Total liabilities	46,078,490	44,666,843

Preferred stock, $0.01 par value: 15,000,000 shares authorized, none outstanding	-	-
Common stock, $0.01 par value: 100,000,000 shares authorized; 16,807,867 and 16,724,549
shares issued and outstanding on March 31, 2008, and December 31, 2007, respectfully	168,079	167,246
Additional paid-in capital	165,561,654	164,370,179
Accumulated deficit	(45,199,169)	(43,490,149)

Total stockholders' equity	120,530,564	121,047,276

Total liabilities and stockholders' equity	$166,609,054	$165,714,119

The accompanying condensed notes are an integral part of these consolidated financial statements.

DESERT CAPITAL REIT, INC.
Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,
	2008	2007
INTEREST INCOME:
Mortgage investments	$2,216,087	$5,570,878
Other interest	548,147	139,405

Total interest income	2,764,234	5,710,283

Interest expense	834,481	992,982

Net interest income	1,929,753	4,717,301
Provision for loan losses	310,988	104,402

Net interest income after provision for loan loss	1,618,765	4,612,899

NON-INTEREST INCOME:
Loan brokerage fees	-	1,574,713
Service and other loan fees	-	446,836
Other	375,847	185,823

Total non-interest income	375,847	2,207,372

NON-INTEREST EXPENSE:
Impairment of real estate owned	1,057	-
Compensation	-	503,626
Management fees	422,260	1,278,542
Professional fees	288,071	280,137
Insurance	113,007	107,339
Depreciation	119,723	195,641
Advertising	148	147,627
Other	287,554	290,830

Total non-interest expense	1,231,820	2,803,742

Net income before taxes	762,792	4,016,529

Income tax expense (benefit)	(43,104)	70,177

Net income	$805,896	$3,946,352

Earnings per share - basic	$0.05	$0.26

Earnings per share - diluted	$0.05	$0.26

Weighted average outstanding shares - basic	16,782,728	15,311,504

Weighted average outstanding shares - diluted	16,782,728	15,344,856

The accompanying condensed notes are an integral part of these consolidated financial statements.

DESERT CAPITAL REIT, INC.
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2008	2007
OPERATING ACTIVITIES
Net income	$805,896	$3,946,352
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	128,287	204,205
Stock based compensation	-	58,333
Provision for loan losses	310,988	104,402
Impairment of real estate owned	1,057	-
Deferred tax benefit	(15,674)	-
Mortgage loans originated for sale	(6,332,000)	(14,239,100)
Mortgage loan sales	3,764,400	14,194,400
Net change in:
Interest receivable	47,425	433,452
Other assets	(21,583)	(26,598)
Deferred origination fees	-	(45,004)
Accounts payable	(153,827)	(421,620)
Net cash provided by (used in) operating activities	(1,465,031)	4,208,822

INVESTING ACTIVITIES
Investment in real estate mortgages	(7,594,594)	(26,738,543)
Proceeds from repayment/sale of real estate mortgages	9,641,239	17,287,950
Other investments	-	(1,000,000)
Acquisition of building and equipment	(64,956)	(32,650)
Net cash provided by (used in) investing activities	1,981,689	(10,483,243)

FINANCING ACTIVITIES
Proceeds from credit facilities on mortgage loans held for sale, net	2,567,600	44,700
Principal repayments of mortgage loan	(37,642)	(15,203)
Issuance of common stock	382,508	9,915,423
Dividends on common stock	(2,895,549)	(3,306,547)
Offering costs paid	(40,542)	(1,019,009)
Shares redeemed and retired	-	(381,019)
Net cash provided by (used in) financing activities	(23,625)	5,238,345

Net increase (decrease) in cash and cash equivalents	493,033	(1,036,076)
Cash and cash equivalents at beginning of period	162,753	2,434,948
Cash and cash equivalents at end of period	$655,786	$1,398,872

Supplemental disclosures of cash flow information:
Cash paid for interest	$987,467	$1,004,931
Cash paid for taxes	-	250,000

Supplemental schedule of non-cash investing and financing:
Foreclosed real estate acquired in exchange for loans	$13,864,222	$-
Real estate assets owned contributed to equity investments in real estate	2,462,895	-
Accrued property taxes and professional fess associated with foreclosure	410,780	-
Common stock issued for dividend reinvestment program	866,897	1,235,653
Common stock dividends declared but not paid	428,285	1,559,681
Offering costs incurred but not paid	29,361	15,964

The accompanying condensed notes are an integral part of these consolidated financial statements.

DESERT CAPITAL REIT, INC.
Consolidated Statements of Changes in Stockholders' Equity
(unaudited)

	Common Stock Number of Shares	Common Stock Par Value	Additional Paid - in Capital	Accumulated Deficit	Total
Balance at December 31, 2007	16,724,549	$167,246	$164,370,179	$(43,490,149)	$121,047,276

Issuance of common stock	83,318	833	1,248,572	-	1,249,405

Dividends on common stock	-	-	-	(2,514,916)	(2,514,916)

Offering costs	-	-	(57,097)	-	(57,097)

Net income	-	-	-	805,896	805,896

Balance at March 31, 2008	16,807,867	$168,079	$165,561,654	$(45,199,169)	$120,530,564

The accompanying condensed notes are an integral part of these consolidated financial statements.

Desert Capital REIT, INC.
Condensed Notes to Unaudited Consolidated Financial Statements
March 31, 2008

Note 1 – Organization

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

All of our loan origination and loan servicing activities were conducted through Consolidated Mortgage, LLC, (“Consolidated Mortgage”) which was our wholly-owned subsidiary through November 2007 at which time it was sold to Sandstone Equity Investors, LLC (“Sandstone” or “Advisor”), a related party.  Consolidated Mortgage will continue to originate and service loans for us.  We have a right of first refusal for the purchase of all new loans originated by Consolidated Mortgage.

We are externally managed by Sandstone, which replaced Burton Management Company (“Burton”) as our Advisor in November 2007 concurrently with the sale of Consolidated Mortgage.  Sandstone’s management team consists of the former management of Burton, which is also our management team.  See Note 6 – Commitments and Related Parties.

We qualified as a REIT under the Internal Revenue Code commencing with our taxable year ended December 31, 2004 and expect to continue to qualify for the current fiscal year. To maintain our tax status as a REIT, we plan to continue to distribute at least 90% of our taxable income to stockholders.

Basis of Presentation
The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the financial statements filed on Form 10-K/A and the related management's discussion and analysis of financial condition and results of operations filed on Form 10-K for the fiscal year ended December 31, 2007.  In our opinion, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  The results of operations for the three months ended March 31, 2008 are not necessarily indicative of results that may be expected for the entire year ending December 31, 2008.

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation
The accompanying consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Our interest in Desert Capital TRS Statutory Trust I, a trust formed for the purpose of issuing trust preferred securities,  is accounted for using the equity method and the assets and liabilities are not consolidated into our financial statements due to our determination that Desert Capital TRS Statutory Trust I is a variable interest entity in which we are not the primary beneficiary under Financial Accounting Standards Board (FASB) Interpretation No. 46R “Consolidation of Variable Interest Entities – An Interpretation of ARB No. 51”(FIN 46R).   In addition we use the equity method to account for our equity investments in real estate development ventures for which we have 50% or less ownership and the ability to exercise significant influence over operating and financial policies, but do not control. Consolidated net income includes our proportionate share of the net income or net loss of these entities, which are typically limited liability companies formed for the purpose of developing the properties upon which we have foreclosed.

We use the cost method to account for our investments in companies that we do not control and for which we do not have the ability to exercise significant influence over operating and financial policies. In accordance with the cost method, these investments are recorded at cost or fair value, as appropriate.

Reclassifications
Certain reclassifications have been made in the investing activities section of the consolidated statement of cash flow for the three months ended March 31, 2007 within the captions “Investment in real estate mortgages” and “Proceeds from repayment/sale of real estate mortgages” to reflect gross receipts and payments of mortgage investments.  Board of Directors’ compensation has been reclassed from “Compensation” to “Other” in the non-interest expense section of the statement of operations for the three months ended March 31, 2007.   These reclassifications had no impact on our cash flow from investing activities, net income, or balance sheet as previously reported.

Revenue Recognition
Interest income on our mortgage investments is recognized over the life of the investment and recorded on the accrual basis. Income recognition is suspended for mortgage investments at the earlier of the date on which payments become 90 days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed.

Fees generated upon the funding of loans held for sale are recognized when the loan is funded.  There are no gains or losses realized upon the sale of loans held for sale.

Prior to our sale of Consolidated Mortgage in November 2007, we recognized revenues related to the loan origination and loan servicing activities of Consolidated Mortgage. Loan origination fees and certain direct origination costs associated with mortgage investments that were funded by us, were deferred and recognized as an adjustment to yield over the lives of the related loans using the straight-line method. Loan brokerage fees generated by Consolidated Mortgage were nonrefundable fees for brokering loans to third party investors. Loan brokerage fees were recognized once the loans associated with the fees were funded and recorded by the third party investors. Consolidated Mortgage also charged fees, which were recorded as non-interest income, to service loans brokered to third party investors, as well as other miscellaneous fees during the loan term. These service and other loan fees were recognized throughout the life of the loan as they were earned.

Real Estate Owned
Real estate owned consists of property acquired through foreclosures on mortgage loans.  Our interests in real estate owned may be held directly by the Company, or through limited liability companies.  In the case where the Company is one of several investors in a larger loan, such loans are foreclosed upon using a limited liability company to facilitate foreclosing our lender interest along with private investors who hold the remaining loan balance and have similar economic interests. We recorded real estate held directly or through limited liability companies at the lower of the recorded amount of our related mortgage loan being foreclosed (net of any impairment reserve), or our economic interest in the property's estimated fair value, less estimated costs to sell, with fair value based on appraisals and local market conditions and inclusive of any senior indebtedness.

On a periodic basis, management assesses whether there are any indicators that the value of the Company’s investments in real estate owned may be other than temporarily impaired. An investment is impaired only if the value of the investment, as estimated by management, is less than the carrying value of the investment. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the value of the investment, as estimated by management.

 Equity Investments in Real Estate
To facilitate our resolution strategy with respect to nonperforming loans we have contributed real estate assets acquired through foreclosure to operating joint ventures with investors/developers who provide additional financing and development expertise.

We evaluate our investments in partially owned entities in accordance with FIN 46R. The Company accounts for its investments in unconsolidated real estate ventures under the equity method of accounting as it is not the primary beneficiary for a “variable interest entity,” or a “VIE,” and the Company exercises significant influence, but does not control these entities under the provisions of the entities’ governing agreements pursuant to EITF 04-05. These investments are recorded initially at cost or impaired value, as investments in real estate entities, and subsequently adjusted for equity in earnings and cash contributions and distributions in accordance with AICPA (American Institute of Certified Public Accountants) Statement of Position No. 78-9, Accounting for Investments in Real Estate Ventures.

On a periodic basis, management assesses whether there are any indicators that the value of the Company’s investments in equity investments in real estate may be other than temporarily impaired. An investment is impaired only if the value of the investment, as estimated by management, is less than the carrying value of the investment. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the value of the investment, as estimated by management.

Recent Accounting Developments
In December 2007, Financial Accounting Standards Board (“FASB”) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS No. 160”).  SFAS No. 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled, and presented in the consolidated financial statements within equity, but separate from the parent’s equity. It also requires that once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  In addition to the amendments to ARB 51, this Statement amends SFAS No. 128 “Earnings per Share”; so that earnings-per-share data will continue to be calculated the same way those data were calculated before SFAS No. 160 was issued. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Earlier adoption is prohibited.  SFAS No. 160 shall be applied prospectively as of the beginning of the fiscal year in which SFAS No. 160 is initially applied, except for the presentation and disclosure requirements.  The presentation and disclosure requirements shall be applied retrospectively for all periods presented.  SFAS No. 160 will be effective for us beginning January 1, 2009.  We have evaluated SFAS No. 160 and have determined that we have not entered any business arrangements or corporate joint ventures that would require the application of SFAS No. 160 for noncontrolling interests.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS No. 141R”).  This Statement replaces SFAS No. 141.  SFAS No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree.  SFAS No. 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  We do not expect the adoption of SFAS 141R to have a material impact on our Consolidated Financial Statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure financial assets and liabilities (except for those that are specifically scoped out of the Statement) at fair value.  The election to measure a financial asset or liability at fair value can be made on an instrument-by-instrument basis and is irrevocable.  The difference between carrying value and fair value at the election date is recorded as a transition adjustment to opening retained earnings.  Subsequent changes in fair value are recognized in earnings.  The Company may decide whether to elect the fair value option for each eligible item on various defined election dates.  We did not elect to report any financial assets or liabilities at fair value under SFAS No. 159 on January 1, 2008.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  This statement has modified the methodology for the measurement of “Fair Value of Financial Instruments.” This change has had a significant impact on the estimated fair value of our financial instruments as of March 31, 2008.  See Note 14 - Fair Value of Financial Instruments.

Note 3 - Mortgage Investments

Mortgage investments represent first and second lien positions on acquisition and development, construction and commercial property loans. As of March 31, 2008, all of our loans had fixed interest rates and provided for payment of interest only with a “balloon” payment of principal payable in full at the end of the term.

	March 31,	December 31,
	2008	2007
Acquisition and development loans	$96,022,804	$107,598,051
Construction loans	14,598,050	17,665,105
Commercial property	16,311,584	18,198,900
Balance per loan portfolio	126,932,438	143,462,056
Allowance for loan losses	(24,854,202)	(25,444,130)
Mortgage investments - net	$102,078,236	$118,017,926

As of March 31, 2008 and December 31, 2007, approximately 16% and 22%, respectively, of the principal balance of the outstanding mortgage notes were secured by second liens. As of March 31, 2008 and December 31, 2007, the portfolio had a weighted average interest rate of 12.95% and 13.37%, respectively.

Our mortgage portfolio is primarily concentrated in the Southwestern United States. As of March 31, 2008 and December 31, 2007, 86% and 87%, respectively, of the principal balance of our portfolio was invested throughout Nevada, California, and Arizona. Our borrowers’ ability to repay our notes is dependent upon the real estate and general economic conditions in this area.

As of March 31, 2008 we had 58 loans in our portfolio from seven separate borrowers that were placed on nonaccrual status.  The aggregate balance of these loans was approximately $91.8 million of which our portion was approximately $59.2 million, and the remaining balance was held by private investors.  We provided an allowance for loan loss related to these nonperforming loans of $20.8 million, leaving a net carrying balance of $38.4 million at March 31, 2008. Our balance on these loans ranged from $2,800 to $11.0 million. Of the 58 loans, 44 were first lien loans totaling $50.8 million and 14 were second lien loans totaling $8.4 million.  These loans were placed on non-accrual of interest status and are the subject of pending foreclosure proceedings.

Nonperforming and impaired loans:
Details on nonperforming and impaired loans and related allowances are as follows:

	March 31, 2008
	Balance	Allowance for loan losses	Balance, net of allowance
Nonperforming loans – no related allowance	$10,304,074	$-	$10,304,074
Nonperforming loans – related allowance	48,895,788	(20,849,202)	28,046,586
Subtotal nonperforming loans	59,199,862	(20,849,202)	38,350,660

Performing loans – no related allowance	46,117,863		46,117,863
Performing loans – related allowance	21,614,713	(4,005,000)	17,609,713
Subtotal performing loans	67,732,576	(4,005,000)	63,727,576

Total	$126,932,438	$(24,854,202)	$102,078,236

	December 31, 2007
	Balance	Allowance for loan losses	Balance, net of allowance
Nonperforming loans – no related allowance	$18,001,625	$-	$18,001,625
Nonperforming loans – related allowance	20,734,032	(7,010,629)	13,723,403
Subtotal nonperforming loans	38,735,657	(7,010,629)	31,725,028

Performing loans – no related allowance	62,378,668		62,378,668
Performing loans – related allowance	42,347,731	(18,433,501)	23,914,230
Subtotal performing loans	104,726,399	(18,433,501)	86,292,898

Total	$143,462,056	$(25,444,130)	$118,017,926

During the three month period ended March 31, 2008 we sold a mortgage for $2.7 million which had a carrying value of $2.7 million, net of an impairment of $300,000 recorded in the fourth quarter of 2007.

Subsequent to March 31, 2008, and prior to the issuance of this report, an additional $3.6 million of net carrying value of nonperforming loans were foreclosed and the collateral was acquired. The original amount of these loans prior to allowance for loan losses was $7.0 million.

Note 4 – Real Estate Owned

Real estate owned consists of property acquired through foreclosures on mortgage loans.  Our interests in real estate owned may be held directly by the Company, or through limited liability companies.  In the case where the Company is one of several investors in a larger loan, such loans are foreclosed upon using a limited liability company to facilitate foreclosing our lender interest along with private investors who hold the remaining loan balance and have similar economic interests.   At March 31, 2008, we held real estate through seven limited liability companies with other private investors, and our ownership percentage ranged from 12.4% to 39.7%. We recorded real estate held directly or through limited liability companies at the lower of the recorded amount of our related mortgage loan being foreclosed (net of any impairment reserve), or our economic interest in the property's estimated fair value, less estimated costs to sell, with fair value based on appraisals and local market conditions and inclusive of any senior indebtedness.

During the quarter ended March 31, 2008, we foreclosed on properties with an aggregate original loan balance of approximately $14.2 million, net of related allowance for loan loss of $600,950, and additional capitalized costs of $266,715.  We did not dispose of any real estate owned through sale during the three month period ending March 31, 2008. During March 2008 we contributed 44 lots valued at $2.5 million to a joint venture in which we have a 50% noncontrolling ownership interest.  (See Note 5 - Equity Investments in Real Estate)

At March 31, 2008 and December 31, 2007, we had a net carrying balance in real estate owned of approximately $27.1 million and $15.7 million, respectively. We did not have any real estate owned as of March 31, 2007.  The following summary provides an analysis of the changes in real estate owned during the quarter ended March 31, 2008.

Real Estate Owned
Balance December 31, 2007	$15,652,282
Foreclosures	13,864,222
Impairments	(1,057)
Real estate assets owned contributed to equity investment in real estate	(2,462,895)
Balance March 31, 2008	$27,052,552

Following is a summary of real estate owned as of March 31, 2008 and December 31, 2007:

Description	State Location	March 31, 2008	December 31, 2007
Undeveloped land	AZ, CA, NV	$20,677,876	$6,960,794
Single family residential lots	AZ, NV	3,233,322	5,595,927
Office building	TX	2,227,574	2,190,204
Other	NV	913,780	905,357
		$27,052,552	$15,652,282

Note 5 – Equity Investments in Real Estate

In March 2008, we formed a joint venture with a homebuilder for the construction of 44 single family homes in Las Vegas, Nevada. We contributed 44 lots to the joint venture, which we previously acquired through foreclosure and classified as real estate owned. After the date of formation, this venture was accounted for under the equity method of accounting since we had a 50% noncontrolling ownership interest at March 31, 2008. Our venture partner manages the operations of the joint venture. All major decisions require the approval of both joint venturers, and voting rights and the sharing of profits and losses are in proportion to the ownership percentages of each joint venturer. We recorded our initial investment at $2,462,895, the carrying value of the lots, and we will record our net equity in income and cash contributions and distributions.  There were no reportable operations for the period ending March 31, 2008.  We have no responsibility to provide additional funding to the venture. Additional funding for the construction of homes and sales of such will be provided by our venture partner.  Our share of losses, if any, would be limited to the value of lots contributed of approximately $2.5 million.

Note 6 - Commitments and Related Parties

Sandstone is our Advisor and oversees our day-to-day operations including asset, liability and capital management. In lieu of paying salaries to officers, we compensate our Advisor pursuant to an advisory agreement that entitles it to first-tier management compensation, second-tier management compensation, and reimbursement of expenses. Our current advisor, Sandstone, replaced Burton in November 2007 in conjunction with the sale of Consolidated Mortgage. The officers and majority owners of our Advisor are also our executive officers. The annual first-tier management compensation is 1% of the first $200 million of gross average invested assets plus 0.8% of the gross average invested assets in excess of $200 million, to be paid quarterly. The first-tier management compensation payable under our current advisory agreement with Sandstone is calculated in the same manner as the base management fee payable under our prior advisory agreement with Burton.  The base management fees for the three months ended March 31, 2008 and 2007, were $422,260 and $379,240, respectively, and $148,059, and $129,374, remained payable on March 31, 2008 and 2007, respectively, and were included in accounts payable and accrued expense in the consolidated balance sheet. The second-tier management compensation is a tiered percentage of the amount of our net income (taxable income) excluding provision for loan loss and capital losses, before deducting second-tier compensation less a threshold return, which is the net income that would produce an annualized return on our average invested assets equal to the 10-year U.S. Treasury rate plus 1.0%. The tiered percentage is the weighted average of 20% of the first $200 million of average invested assets and 10% of the excess over $200 million of average invested assets. The second-tier management compensation is calculated quarterly and any positive quarterly amount is paid by us, along with the first-tier management compensation, within 15 days of receipt of the computations. Second-tier management compensation payable under our current advisory agreement with Sandstone is calculated in the same manner as the incentive compensation payable under our prior advisory agreement with Burton.  Second-tier management compensation for the three months ended March 31, 2008 and 2007 was $0 and $388,158 respectively, and $0 and $141,790 remained payable on March 31, 2008 and 2007 respectively.

Consolidated Mortgage previously had a management agreement in place with ARJ Management (“ARJ”), a company of which our president and chief executive officer, Todd Parriott, is president, director and controlling shareholder, pursuant to which ARJ was paid a management fee equal to 33% of Consolidated Mortgage's pre-tax net income. The fee was calculated and paid monthly. The management agreement with ARJ was mutually terminated by the parties thereto as of November 21, 2007 in connection with the sale of Consolidated Mortgage.  The management fee for the three months ended March 31, 2007 was $511,144 and $399,130 remained payable on March 31, 2007.

The dealer-manager of our offering of common stock, CMC Financial Services, Inc. (“CMCFS”), directs and oversees the sale of our equity securities. CMCFS receives a marketing support fee and sales commissions based on the number of shares of common stock it sells. CMCFS contracts with third party broker-dealers to have a larger sales distribution of equity securities, and compensates them out of the sales commissions and marketing support fees it receives from us. Because Sandstone owns CMCFS, it is our affiliate. CMCFS earned gross sales commissions and marketing support fees for the three months ended March 31, 2008 and 2007 of $36,124 and $940,117, respectively. There were no amounts payable on March 31, 2008 and 2007 for the gross sales commissions and marketing support fees.  CMCFS paid a substantial portion of these fees to third party broker dealers Sandstone acquired ownership of CMCFS on November 21, 2007.  Our Board of Directors suspended the sale of Desert Capital REIT shares as of February 22, 2008.  This decision was made in anticipation of the expiration of the offering, which would not allow sales of shares to occur after March 22, 2008 per the Prospectus.  The suspension and ultimate expiration of the sale of Desert Capital REIT shares also suspends our dividend reinvestment program, which allowed shareholders to purchase additional shares with their dividend proceeds.

CMCFS also has an agreement with Consolidated Mortgage to provide investors for loans brokered and serviced by Consolidated Mortgage for a fee equal to 25 basis points of every dollar raised. The fee is calculated and paid monthly.  The fee pursuant to this agreement for the three months ended March 31, 2007 was $131,603.

In September 2005, a third-party borrower asked the Company to enter into a land banking transaction, meaning that the Company would purchase a tract of land, and simultaneously enter into an option contract with the borrower, pursuant to which the borrower would purchase smaller parcels of the initial tract from us over time at a specified price, until it had purchased the entire initial tract.  Due to the rules with which we must comply to maintain our REIT status, actual title to that land had to be owned by a separate entity and could not be held by the Company.  As an accommodation to the Company and the third-party borrower, our Chairman and CEO, Todd Parriott and Co-COO, Jonathan Arens formed a company called CM Land, LLC for the specific purpose of holding title to that land.  We initially funded $10.2 million of the purchase price of approximately $80 million via a loan to CM Land, LLC secured by the property.  We earned interest of $506,526 for the three months ended March 31, 2007. During the third quarter of 2007, we recorded a provision for loan losses of $1.2 million. In May 2007, the borrower did not exercise its option under the contract to purchase the remaining portion of the land.  As a result, we took title to the property directly. During the fourth quarter of 2007, based upon declines in value of the underlying collateral, we recorded an impairment of real estate owned in the amount of $3.8 million. The net carrying value of the real estate was $7 million, net of $5 million of impairment losses at March 31, 2008 and December 31, 2007 and is included in real estate owned in the consolidated balance sheet.

In November 2007, we sold a nonperforming loan with an outstanding balance of $1.95 million to CM Equity, LLC.  Some of the executive officers of CM Equity are the same as our executive officers, and our Advisor is also the manager of CM Equity.  We provided 100% financing on the sale.  The loan bears a fixed interest rate of 8.25% and matures in November 2009.  No gain or loss was recognized on the sale. We earned interest of $40,425 for the three months ended March 31, 2008.

In November 2007 we sold Consolidated Mortgage to Sandstone, a related party.  Our subsidiary, Desert Capital TRS, Inc. (“TRS”) sold all of the issued and outstanding units of Consolidated Mortgage to Sandstone, for consideration of the following:

●	293,001 of our common stock with a value of $4.395 million based on the last offering of its common stock at a per share price of $15 per share. We subsequently retired the 293,001 shares of stock.
●	$104,985 in cash.
●	A $15.5 million promissory note payable by Consolidated Mortgage to the order of TRS. The note bears interest at 9.0% per annum. Principal and interest payments are due quarterly beginning on March 31, 2008. The note matures in December 2017. The note is secured by all of the outstanding membership units of Consolidated Mortgage. We earned interest of $352,625 for the three months ended March 31, 2008.

In addition to the consideration received, we will receive a contingent installment payment from Consolidated Mortgage on loans we fund in the future. The $8.25 million contingent payment is payable (the “Installment Payment”) as follows:  Sandstone will pay or cause Consolidated Mortgage to pay to TRS, on the last day of each calendar quarter, an amount equal to: (i) 1% of the principal amount of all mortgage loans originated or brokered by Consolidated Mortgage or any of its affiliates and funded by us during such calendar quarter for the first $200 million of mortgage loans funded during each calendar year; and (ii) 0.5% of the principal amount of all mortgage loans originated or brokered by Consolidated Mortgage and funded by us during such calendar quarter in excess of $200 million during each calendar year, commencing on December 31, 2007 and continuing on the last day of each calendar quarter thereafter, until TRS has received $8.25 million.  TRS’ right to receive the Installment Payment is secured by all of the outstanding membership units of Consolidated Mortgage.   For the three month period ending March 31, 2008, we recognized income of $131,503 related to the contingent installment payment.

We also entered into a loan origination agreement with Consolidated Mortgage and Sandstone, which terminates one month after the last day of the month in which the Installment Payment is paid in full.   During the term of the Loan Origination Agreement we will have the right to fund all mortgage loans identified by Consolidated Mortgage or any affiliate of Sandstone or Consolidated Mortgage that becomes engaged in the business of originating or brokering commercial loans. During the quarter ended March 31, 2008, we funded $13.2 million of loans originated by Consolidated Mortgage.

We lease office space to Sandstone, CMCFS, Consolidated Mortgage, and Residential Capital Mortgage under noncancelable operating leases which expire in July 2010.  We recognized $129,362 and $80,371 rental income during the quarters ended March 31, 2008 and 2007, respectively.  Rental income for 2008 included $53,557 paid by Consolidated Mortgage.

Note 7 – Other Investments

As of March 31, 2008 and December 31, 2007 we had $1,928,000 in investments in other investments.  Those investments consisted of the following;

●
 In March 2007, we invested $1,000,000, representing equity and profits interest of 1.5%, in the development of a resort community near Lincoln City, Oregon.  This investment is being accounted for under the cost method.

●
 In June 2006, we invested $928,000 for 100% of the common shares of an affiliate entity which was formed to facilitate the issuance of $30,928,000 of junior subordinate notes. This entity pays dividends on both the common shares and preferred securities on a quarterly basis at a variable rate based on LIBOR.

Note 8 - Stock Based Compensation

Our Board of Directors has adopted the 2004 Stock Incentive Plan of Desert Capital REIT, Inc. (the “Plan”). Our directors, officers or any affiliate, and individual consultants or advisors are eligible for stock based compensation under the Plan. We have authorized 1,000,000 shares of common stock under the Plan. As of March 31, 2007 we had granted awards for 60,000 restricted shares under the Plan. The fair value of the shares on the grant dates were $10 and $15 per share, and the shares vest in three equal annual installments, commencing on the first anniversary of issuance. Restricted stock expense for the three months ended March 31, 2008 and 2007 was $0 and $58,333 respectively.

Note 9 - Building and Equipment

Building and equipment as of March 31, 2008 and December 31, 2007 are as follows:

	March 31, 2008	December 31, 2007
Building	$7,811,281	$7,746,325
Equipment	7,527	7,527
Furniture and fixtures	411,328	411,328
Software	92,038	92,038
	8,322,174	8,257,218
Less accumulated depreciation	(1,141,002)	(1,021,279)
	$7,181,172	$7,235,939

 We own an office building in Henderson, NV, which serves as our corporate headquarters. The total square footage of the building is approximately 40,000 square feet, and as of March 31, 2008, the building was 100% leased to related (62.5%) and third parties (37.5%) under noncancelable leases, which expire in 2010.  See Note 6 – Commitments and Related Parties.

Note 10 - Income taxes

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

Our taxable REIT subsidiary  is subject to federal, state, and local taxes. For the three months ended March 31, 2008, and 2007 we recorded a tax benefit of ($43,104) and an income tax expense of $70,177 respectively, attributable to our taxable REIT subsidiary. For the three months ended March 31, 2008 our provision for income tax benefit was comprised of a current benefit of ($27,430) and a deferred benefit of ($15,674), using an effective tax rate of 34%. For the three months ended March 31, 2007, we recorded $70,177 of income tax expense for income attributable to our taxable REIT subsidiary comprised of a current provision of $0 and a deferred provision of $70,177, using an effective tax rate of 34%.

Note 11 - Earnings per Share

Earnings per share is computed in accordance with SFAS No. 128, Earnings per Share. Basic earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is calculated by dividing net income by the weighted average number of shares outstanding plus the additional dilutive effect of unvested restricted stock during each period.  As of March 31, 2008, there were no unvested shares outstanding under our stock incentive plan. As of March 31, 2007 there were 26,667 unvested shares outstanding under our stock incentive plan.

The following is a reconciliation of the denominator of the basic and diluted earnings per share computations for the three months ended March 31, 2008 and 2007.

	For the Three Months Ended
	March 31, 2008	March 31, 2007
	Basic and Diluted	Basic	Diluted
Net income	$805,896	$3,946,352	$3,946,352

Weighted average number of common shares outstanding	16,782,728	15,311,504	15,311,504
Dilutive effect of unvested restricted shares	-	-	33,352

Total weighted average common shares outstanding	16,782,728	15,311,504	15,344,856

Earnings per common share	$0.05	$0.26	$0.26

Note 12 – Common Stock and Dividends

Our Board of Directors declares dividends payable monthly to stockholders of record at the close of business on the last day of each month, prorated to the date admitted as a stockholder. The following table lists the declaration dates and per share amounts for the first three months of 2008 and 2007:

	2008	2007
January 31	$0.100	$0.100
February 29, and February 28 respectively	0.025	0.100
March 31	0.025	0.100
Total	$0.150	$0.300

Our Board of Directors suspended the sale of Desert Capital REIT shares as of February 22, 2008. This decision was made in anticipation of the expiration of the offering, which would not allow sales of shares to occur after March 22, 2008 per the Prospectus.  The suspension and ultimate expiration of the sale of Desert Capital REIT shares also suspends our dividend reinvestment program, which allowed shareholders to purchase additional shares with their dividend proceeds.

Note 13 - Debt

Credit Facility
We have a $7.5 million secured revolving credit facility with a term of one year that expires February 22, 2009.  At March 31, 2008 and December 31, 2007, we had $4.7 million and $2.1 million outstanding, respectively. We draw on the facility for short-term funding requirements. Amounts drawn under this facility bear interest at an interest rate equal to the prime rate plus 75 basis points, with a floor of 7.00%, and must be repaid within 90 days.  Amounts drawn under this facility are secured by the corresponding loan that is being funded by the advance. The interest rate on this facility at March 31, 2008 was 7.00%. The principal amount of loans pledged as collateral for this facility on March 31, 2008 was $19.1 million. Subsequent to March 31, 2008, the $4.7 million drawn under this facility was not repaid within the required 90-day period pursuant to the terms of the facility.  We have requested and the lender has verbally agreed to extend the maturity date for the advances outstanding under the facility.

Mortgage Loans Payable
We have a mortgage loan payable to a bank, with an outstanding principal balance of $6.4 million and $6.5 million as of March 31, 2008 and December 31, 2007, respectively.  This loan bears interest at a rate equal to the prime rate, with a floor of 6.75%. Principal and interest are payable monthly and the note matures in 2026, with no prepayment penalty. The interest rate on March 31, 2008 and 2007 was 6.75% and 7.25%, respectively. The mortgage is secured by our office building in Henderson, Nevada. We were in compliance with all financial covenants related to this loan as of March 31, 2008.

We assumed a first lien mortgage payable to a bank upon foreclosure of a 10,330 square foot office building in Houston, Texas in November 2007 to preserve our interest in the property. At March 31, 2008 and December 31, 2007, the loan had an outstanding principal balance of $1.7 million and bears interest equal to the prime rate minus 50 basis points (4.75% at March 31, 2008), and matures in April 2011, with no prepayment penalty.  Principal and interest are payable monthly.  We were in compliance with all financial covenants related to this loan as of March 31, 2008.

Junior Subordinated Notes
In June, 2006 we completed the issuance of $30 million in unsecured trust preferred securities through a newly formed Delaware statutory trust, Desert Capital TRS Statutory Trust I, which is our wholly owned subsidiary.  The securities bear interest at a floating rate based on the three-month LIBOR plus 400 basis points, which sets for three months at one month after a calendar quarter, which was 7.25% on March 31, 2008.

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

Our covenants contain customary default provisions and require us to maintain financial ratios at quarterly determination dates, including a minimum tangible net worth requirement.  Our ability to incur additional subordinated debt is also limited.  At March 31, 2008, we had entered into an agreement with our lender to modify the tangible net worth covenant contained in our indenture through December 31, 2008 so that we would be in compliance with the covenant.

Note 14 - Fair Value of Financial Instruments

SFAS No. 107 requires disclosure of the estimated fair value of an entity’s assets and liabilities considered to be financial instruments. Effective January 1, 2008, SFAS No. 157 defines fair value, expands disclosure requirements around fair value and specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable.  Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions.  These two types of inputs create the following fair value hierarchy:

●	Level 1 – Quoted prices for identical instruments in active markets.
●
 Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; model –derived valuations in which all significant inputs and significant value drivers are observable in active markets.

●	Level 3 – Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

This hierarchy requires us to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.  Under SFAS No. 157, we are required to take into account our own credit risk when measuring the fair value of our liabilities.  Fair value is best determined based upon quoted market prices. However, in many instances there are no quoted market prices for various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate, estimates of future cash flows and realization of collateral. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying economic value.

Fair Value under SFAS No. 157, is applied prospectively effective January 1, 2008; therefore, the fair value of December 31, 2007 was computed under the guidance of SFAS 107.

The following table summarizes the carrying values and the estimated fair values of financial instruments as of March 31, 2008 and December 31, 2007.

	March 31, 2008		December 31, 2007
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$655,786	$655,786	$162,753	$162,753
Interest receivable	1,416,836	1,415,397	1,464,261	1,464,261
Note receivable - related party	15,500,000	12,733,357	15,500,000	13,718,381
Mortgage investments - net	102,078,236	101,919,584	118,017,926	118,017,926
Loans held-for-sale	4,706,800	4,694,115	2,139,200	2,139,200

Financial liabilities:
Credit facility	4,706,800	4,703,272	2,139,200	2,139,200
Mortgages payable	8,095,127	8,095,123	8,132,769	8,132,769
Junior subordinated notes	30,928,000	19,805,281	30,928,000	30,928,000

We used the following methods and assumptions in estimating the fair value of each class of financial instrument:

●	Cash and cash equivalents: The carrying values of cash and short-term instruments approximate fair values.
●	Interest receivable: Carrying values adjusted for a risk free discount fact.
●
 Note receivable – related party: Fair value is estimated using discounted cash flow analyses of a risk free rate of return for a similar period, the fixed amount of the note receivable and an estimated risk of default based on similar business operations and history of operations.

●
 Mortgage investments-net: At March 31, 2008 the fair value was computed based on the probability of collection of the cash flow, a risk free rate of return on all estimated cash flows, the estimated realization of collateral, based on recent history and the fixed interest rate of the loans.  For December 31, 2007, the carrying value of these instruments, net of the allowance for loan losses, approximates the fair value due to their short-term maturities. Fair values for loans which are delinquent and /or in foreclosure are determined by the underlying collateral security the loans.

●	Loans held-for-sale: The carrying value of these instruments approximates the fair value due to their short-term maturities, except for a risk free rate of return computed for March 31, 2008
●
 Credit facility: For March 31, 2008 our credit standing was taken into consideration, as well as the excess assigned collateral, and a risk free rate of return.  For December 31, 2007, carrying values approximate fair values due the variable interest rate this facility bears.

●
 Mortgage loan payable: For March 31, 2008 our credit standing was taken into consideration, the assigned collateral was considered more than adequate and estimated risk to the lender of the collateral to the loan balance as well as a risk free rate of return were all factors in the computation of fair value.  For December 31, 2007, carrying values approximate fair values due the variable interest rate this facility bears.

●
 Junior subordinated notes: For March 31, 2008 our credit standing was taken into consideration against other like investment instruments, against a risk free rate of return for a twenty-eight year period and potential of available remaining collateral, as well as the potential for default. Two different methods were used and averaged to estimate the value; 1) based on default probability 2) based on the additional credit risk spread for an adjustable security in a different credit position from the initiation of the loan. For December 31, 2007, carrying values approximate fair values due the variable interest rate this facility bears.

Items Measured at Fair Value on a Recurring Basis

The following table presents our assets and liabilities that are measured at fair value for each of the fair-value hierarchy levels on a recurring basis at March 31, 2008.  Level 1 data was not used in the fair value measure.  (See previous summary)

	Estimated Fair Value	Level 2	Level 3
Financial Assets:
Interest receivable	$1,415,397	$1,415,397	$-
Note receivable – related party	12,733,357	-	12,733,357
Mortgage investments – net	101,919,584	-	101,919,584
Loans held-for-sale	4,694,115	4,694,115	-

Financial Liabilities
Credit facility	4,703,272	4,703,272	-
Mortgages payable	8,095,123	8,095,123	-
Junior subordinated notes	19,805,281	-	19,805,281

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

Desert Capital REIT, Inc. and its subsidiaries (“Desert Capital,” “we,” “us,” ”our” and “company”) is a Maryland corporation formed in December 2003 as a real estate investment trust (“REIT”) that specializes in the financing of real estate projects by providing short-term mortgage loans to homebuilders and commercial developers in markets where we believe we possess requisite skills and market knowledge. We generally invest in 12- to 18-month, first and second lien mortgage loans, consisting of acquisition, development and construction loans to both local and national developers and homebuilders. We derive our revenues primarily from interest payments received from mortgage investments funded with our equity capital and borrowed funds. Our principal business objective is to generate net income for distribution to our stockholders from the spread between interest income on our mortgage assets and the costs of financing the acquisition of these assets. This spread, net of operating expenses, provides both operating capital and distributable income. The growth of our business depends on our access to external sources of capital. Our profitability depends on our ability to obtain that capital at a cost we can absorb while still generating an attractive risk-adjusted return on the loans we acquire using the proceeds of our financings. Our business also depends on our ability to locate suitable investments to keep our capital fully deployed at favorable rates. We are externally managed and advised by Sandstone Equity Investors, LLC, (“Sandstone” or “Advisor”) a related party. Officers and majority owners of Sandstone are also our executive officers.  See Note 6 – Commitment and Related Parties of the Notes to the Consolidated Financial Statements.

Our operating results are affected primarily by: (i) real estate market volatility, (ii) our level of nonperforming assets, foreclosures and related loan losses, (iii) our ability to maintain a spread on interest income on loans and borrowed funds, and (iv) our ability to continually identify suitable borrowers with attractive real estate projects.

Recent Developments and Trends

The effects of the slowdown in housing sales, collapse of the sub-prime residential mortgage market, and the tightening of the credit markets in 2007 continue to constrain the performance of our portfolio. During 2007, we experienced significant loan losses and impairments. However, we have begun to see some stabilization in the market in the first quarter of 2008, and we believe that the market will continue to improve and present investment opportunities.

For the quarter ended March 31, 2008, our net income was $0.8 million compared to approximately $3.9 million for the quarter ended March 31, 2007. Our net income has decreased due to the following circumstances:

●	the current market conditions that resulted in an increase in nonperforming loans and a decrease in interest income;
●
 the operations related to Consolidated Mortgage’s loan origination and servicing activities were included in our results of operations for the quarter ended March 31, 2007, but not for the quarter ended March 31, 2008 because we sold Consolidated Mortgage  in November 2007; and

●	provisions for loan losses increased to $310,988 for the three months ended March 31, 2008 as compared to $104,402 for the three months ended March 31, 2007 .

Although the real estate and credit market disruptions have presented challenges for us, we have an operational structure with relatively low debt obligations. We believe our strong debt to capital ratio of 27% as of March 31, 2008 will provide us with the necessary resources to carry us through this challenging real estate market.  We will continue to explore additional investment and business opportunities as they arise; however, due to the current credit market disruption, our investment opportunities may be limited. Management expects that the current difficult real estate and credit market conditions will continue to have an adverse effect on our operations in 2008.

Loan Portfolio Information

As of March 31, 2008 we had 22 performing loans in our portfolio.  The aggregate balance of these loans was approximately $111.0 million of which our portion was approximately $67.7 million, and the remaining balance was held by private investors. We provided an allowance for loan loss related to these performing loans of approximately $4.0 million, leaving a net carrying balance of $63.7 million at March 31, 2008. Our balance on these loans ranged from $20,000 to $14.4 million. Of the 22 loans, 16 were first lien loans totaling $56.2 million and 6 were second lien loans totaling $11.5 million.

The increase in nonperforming loans continues to impact our revenues due to the default in interest payments and our provision for loan losses due to the impairment of our loans. As of March 31, 2008 we had 58 loans in our portfolio from seven separate borrowers that were placed on nonaccrual status.  The aggregate balance of these loans was approximately $91.8 million of which our portion was approximately $59.2 million, and the remaining balance was held by private investors. We provided an allowance for loan loss related to these nonperforming loans of $20.8 million, leaving a net carrying balance of approximately $38.4 million at March 31, 2008. Our balance on these loans ranged from $2,800 to $11.0 million.  Of the 58 loans, 44 were first lien loans totaling $50.8 million and 14 were second lien loans totaling $8.4 million.  Approximately $59.2 million of these loans had been placed on nonaccrual of interest status and were the subject of pending foreclosure proceedings.

As of March 31, 2008 and December 31, 2007, approximately 16% and 22%, respectively, of the principal balance of the outstanding mortgage notes were secured by second liens. As of March 31, 2008 and December 31, 2007, the portfolio had a weighted average interest rate of 12.95% and 13.37% respectively. Our mortgage portfolio is primarily concentrated in the Southwestern United States. As of March 31, 2008 and December 31, 2007, 86% and 87%, respectively, of the principal balance of our portfolio was invested throughout Nevada, California, and Arizona. Our borrowers’ ability to repay our notes is dependent upon the real estate and general economic conditions in this area.

We intend to minimize potential losses of our impaired loans and achieve the greatest capital realization with respect to each nonperforming loan. We have continued to implement the following resolution strategies with respect to our nonperforming loans that we began in 2007:

●
 Cash Sale of the Underlying Collateral – If we determine through a thorough review process that it is advantageous to sell the property that secures a nonperforming loan at a loss rather than to continue to hold the property and incur additional costs, we may sell the property for cash.

●	New Borrower Assumption –If we can identify new qualified borrowers to assume the initial loan amount, we will convert the nonperforming loan into a performing loan.
●
 Equity Investments in Real Estate – We may contribute real estate assets to an operating joint venture usually structured as a limited liability company (“LLC”) with other private investors in a loan or with a new investor to provide additional financing and development expertise to complete the project.  Once the project is completed and sold, we will distribute the sales proceeds according to the LLC agreement. This strategy may significantly reduce our ownership in the property.

●
 “Mothballing” or Holding the Property – If we are unable to implement any of the strategies discussed above, or if we determine that it may be advantageous to hold the property based upon local real estate market conditions, we will hold the property for an undetermined period of time directly or through LLCs. This is a temporary strategy, which at the appropriate time will be replaced with one of the other options. In most instances, we do not intend to become long-term property owners.

Real Estate Owned

Real estate owned consists of property acquired through foreclosures on mortgage loans.  Our interests in real estate owned may be held directly by the Company, or through limited liability companies.  In the case where the Company is one of several investors in a larger loan, such loans are foreclosed upon using a limited liability company to facilitate foreclosing our lender interest along with private investors who hold the remaining loan balance and have similar economic interests.   At March 31, 2008, we held real estate through seven limited liability companies with other private investors, and our ownership percentage ranged from 12.4% to 39.7%. We recorded real estate held directly or through limited liability companies at the lower of the recorded amount of our related mortgage loan being foreclosed (net of any impairment reserve), or our economic interest in the property's estimated fair value, less estimated costs to sell, with fair value based on appraisals and local market conditions and inclusive of any senior indebtedness,

At March 31, 2008 and December 31, 2007, we had a carrying balance in real estate owned of approximately $27.1 million and $15.7 million, respectively. We did not have any real estate owned as of March 31, 2007. The real estate owned consists of 77% undeveloped land, 12% single family residential lots, 8% existing commercial buildings, and 3% other.

During the quarter ended March 31, 2008, we foreclosed on properties with an aggregate original loan balance of approximately $14.2 million, net of related allowance for loan loss of $600,950, and additional capitalized costs of $266,715.  We did not dispose of any real estate owned through sale during the three month period ending March 31, 2008. During March 2008 we contributed 44 lots valued at $2.5 million to a joint venture in which we have a 50% noncontrolling ownership interest.

Equity Investments in Real Estate

In order to minimize potential losses and facilitate our resolution strategy with respect to nonperforming loans, we have contributed real estate assets acquired through foreclosure to operating joint ventures with investors/developers who provide additional financing and development expertise.

In March 2008, we formed a joint venture with a homebuilder for the construction of 44 single family homes in Las Vegas, Nevada. We contributed 44 lots to the joint venture, which we previously acquired through foreclosure and classified as Real Estate Owned. After the date of formation, this venture was accounted for under the equity method of accounting since we had a 50% noncontrolling ownership interest at March 31, 2008. Our venture partner manages the operations of the joint venture. All major decisions require the approval of both joint venturers, and voting rights and the sharing of profits and losses are in proportion to the ownership percentages of each joint venturer. We recorded our initial investment at $2,462,895, the carrying value of the lots, and we will record our net equity in income and cash contributions and distributions.  There were no reportable operations for the period ending March 31, 2008.  We have no responsibility to provide additional funding to the venture. Additional funding for the construction of homes and sales of such will be provided by our venture partner.  Our share of losses, if any, would be limited to the value of lots contributed of approximately $2.5 million.

Sale of Consolidated Mortgage

In November 2007 we sold Consolidated Mortgage to Sandstone, a related party.  Our subsidiary, Desert Capital TRS, Inc. (“TRS”) sold all of the issued and outstanding units of Consolidated Mortgage to Sandstone, for consideration of the following:

●	293,001 of our common stock with a value of $4.395 million based on the last offering of its common stock at a per share price of $15 per share. We subsequently retired the 293,001 shares of stock.
●	$104,985 in cash.
●	A $15.5 million promissory note payable by Consolidated Mortgage to the order of TRS The note bears interest at 9.0% per annum. Principal and interest payments are due quarterly beginning on March 31, 2008. The note matures in December 2017. The note is secured by all of the outstanding membership units of Consolidated Mortgage. We earned interest of $352,625 for the three months ended March 31, 2008.

In addition to the consideration received, we will receive a contingent installment payment from Consolidated Mortgage on loans we fund in the future. The $8.25 million contingent payment is payable (the “Installment Payment”) as follows:  Sandstone will pay or cause Consolidated Mortgage to pay to TRS, on the last day of each calendar quarter, an amount equal to: (i) 1% of the principal amount of all mortgage loans originated or brokered by Consolidated Mortgage or any of its affiliates and funded by us during such calendar quarter for the first $200 million of mortgage loans funded during each calendar year; and (ii) 0.5% of the principal amount of all mortgage loans originated or brokered by Consolidated Mortgage and funded by us during such calendar quarter in excess of $200 million during each calendar year, commencing on December 31, 2007 and continuing on the last day of each calendar quarter thereafter, until TRS has received $8.25 million.  TRS’ right to receive the Installment Payment is secured by all of the outstanding membership units of Consolidated Mortgage.   For the three month period ending March 31, 2008, we recognized income of $131,503 related to the contingent installment payment.

We also entered into a loan origination agreement with Consolidated Mortgage and Sandstone, which terminates one month after the last day of the month in which the Installment Payment is paid in full.   During the term of the Loan Origination Agreement, we will have the right to fund all mortgage loans identified by Consolidated Mortgage or any affiliate of Sandstone or Consolidated Mortgage that becomes engaged in the business of originating or brokering commercial loans. During the quarter ended March 31, 2008, we funded $13.2 million of loans originated by Consolidated Mortgage.

Included in our Consolidated Statement of Operations for the three month period ending March 31, 2007 is $0.5 million of net interest income, $2.0 million of non-interest income, $1.5 non-interest expense and $1.0 million of net income before taxes related to the operations of Consolidated Mortgage, which are not presented as discontinued operations, because Consolidated Mortgage continues to originate and service loans for us, and we share certain members of our management team in common.

Results of Operations for the three months ended March 31, 2008 compared to the three months ended March 31, 2007

Revenues

Interest income is generated on our mortgage investments and loans held for sale. Interest income decreased $2.9 million, or 52%, to $2.8 million for the quarter ended March 31, 2008 from $5.7 million for the quarter ended March 31, 2007. Our balance of nonperforming loans increased to $59.2 million as of March 31, 2008 from $0 as of March 31, 2007. The increased balance of nonperforming loans lowered the average yield on the total portfolio to 6.5 % in the first quarter of 2008 from 13.1% in the first quarter of 2007.

Non-interest income decreased $1.8 million, or 83%, to $0.4 million for the quarter ended March 31, 2008 from $2.2 million for the quarter ended March 31, 2007 primarily due to the sale of Consolidated Mortgage in November 2007. During the quarter ended March 31, 2007, we recognized loan brokerage fees and servicing fees of $2.0 million related to the activities of Consolidated Mortgage, which are not presented as discontinued operations, because Consolidated Mortgage continues to originate and service loans for us, and we share certain members of our management team in common.

Expenses

Interest expense consists of interest on our mortgage loans, credit facility, and junior subordinated notes payable. Interest expense decreased 16%, to $0.8 million during the first quarter of 2008 from $1.0 million for the first quarter of 2007. This decrease was a result of a decrease in the average interest rate on our variable rate debt to 7.7% in the first quarter of 2008, from 8.8% in the first quarter of 2007.  The average outstanding debt during the first quarter of 2008 also decreased by approximately $700,000 or 2% compared to the average outstanding debt for the first quarter of 2007, $43.9 million.

The provision for loan losses was $0.3 million for the quarter ended March 31, 2008 compared to $0.1 million for the quarter ended March 31, 2007.  The increase in the provision was due to a decline in the real estate and credit markets, causing the collateral securing our loans to decrease in value.

Non-interest expense decreased $1.6 million or 56%, to $1.2 million for the first quarter of 2008 compared to $2.8 million for the first quarter last year. This decrease is almost entirely attributable to the sale of Consolidated Mortgage and the expenses associated with its operations which were included in the first quarter of 2007.  There was also a decrease in the second-tier compensation paid to the Advisor due to the decrease in portfolio performance.

Taxable Income

REIT taxable net income is calculated according to the requirements of the Internal Revenue Code, rather than generally accepted accounting principles (GAAP). The following table reconciles GAAP net income (loss) to REIT taxable net income (loss) for the three months ended March 31, 2008 and 2007:

	Three Months Ended
	March 31, 2008	March 31, 2007
GAAP net income (loss)	$805,896	$3,946,352
Adjustments to GAAP net income (loss):
Provision for loan losses	310,988	104,402
Impairment of real estate	1,057	-
Actual loss on sale of loan	(299,965)	-
Net adjustment for TRS income	60,157	121,790

REIT taxable net income (loss)	$878,133	$4,172,544

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

Liquidity and Capital Resources:

We believe that our principal sources of working capital and funds for additional investments will primarily include: cash flow from operations; borrowings under our credit facilities and, to a lesser extent, the proceeds from principal payments on our investments.  We believe these sources of financing will be sufficient to meet our short-term liquidity needs. We believe our strong debt to capital ratio of 27% as of March 31, 2008 will provide us with the necessary resources to carry us through this challenging real estate market.  We expect cash flows from operating activities to increase as the market conditions improve and we are able to implement our resolution strategy on real estate investment owned properties to generate additional revenue.

Cash Flows

Net cash used in operating activities for the three months ended March 31, 2008, was approximately ($1.5) million compared to approximately $4.2 million provided by operating activities for the quarter ended March 31, 2007. The decrease in net cash flow from operating activities is due to a decrease in net income and the net activity in mortgage loans originated for sale and mortgage loans sales.

Net cash provided by investing activities for the three months ended March 31, 2008, was approximately $2.0 million compared to approximately ($10.5) million of cash used in investing activities for the quarter ended March 31, 2007.  The increase in net cash flow from investing activities was a result of a decrease in the amount of investments in real estate mortgages.  We expect cash flows from investing activities to continue to decrease as outstanding loans are paid off and that money is reinvested into new investments in real estate mortgages.

Net cash used in financing activities for the three months ended March 31, 2008, was ($23,625) compared to approximately $5.2 million of cash provided by financing activities for the quarter ended March 31, 2007.  The decrease in cash flow from financing activities is primarily a result of the decrease in the issuance of common stock during the first quarter of 2008 compared to the first quarter of 2007.  We do not expect cash flow from financing activities to increase significantly due to the suspension and expiration of the offering of shares of our common stock during the first quarter of 2008, and we are currently not pursuing additional debt financing.

Since we rely primarily upon repayment of outstanding loans to provide capital, the significant level of defaults on our outstanding loans has reduced the funds we have available for investing in new loans.  Additional defaults on our outstanding loans could further reduce the funds we have available for investing in new loans. Extended foreclosure proceedings may also result in significant delays in the return of invested funds. These circumstances have reduced and may further reduce our capital resources and impair our ability to invest in new loans. Nonperforming mortgage loans and real estate assets as of March 31, 2008, had a carrying balance of approximately $38.4 and $29.5 million respectively, net of reserves of approximately $20.8 million and $12.0 million respectively. We also had performing loans as of March 31, 2008 with a carrying balance of $63.7 million net of reserves of $4.0 million.

It is likely that nonperforming and real estate assets will produce minimal, if any, current earnings until they are sold or an alternative resolution option becomes available. The disposition of these assets cannot be predicted; however our Advisor believes that over time the proceeds generated from the resolution of these nonperforming and real estate assets will provide capital for reinvestment into performing assets or reduction in outstanding debt as deemed appropriate by our Advisor. Because of the estimated value of the underlying properties, we do not currently believe that any losses beyond those we have already recognized will be incurred upon final disposition of these assets.  However, the amount of further losses, if any, on any individual assets or on the portfolio as a whole may vary. These estimates are based upon a thorough evaluation by our Advisor for collectability based on prevailing economic conditions, historical experience, unique characteristics of the loan, borrowers’ financial condition, industry trend and an estimated net realizable value of any underlying collateral in relation to the real estate loan amount.

Our operating costs are relatively low.  We have no employees, a relatively low debt level, low overhead costs and low net carrying costs associated with our assets.  Our operating revenues are used primarily to pay our operating expenses and make distributions to our stockholders.  In order to continue to qualify as a REIT and to avoid corporate-level tax on the income we distribute to our stockholders, we are required to distribute at least 90% of our REIT taxable income on an annual basis. In general, our liquidity requirements consist of new loan fundings, operating expenses, and principal and interest payment obligations on our debt.  Since we are not currently publicly offering our equity securities for sale, we will utilize principal and interest collections on existing mortgage loan investments, proceeds from the sale of foreclosed assets, proceeds from the disposition of nonperforming loans, and borrowings under our revolving credit facility as our primary sources of funds to invest in new loans, pay operating expenses, service our debt, and pay dividends to our stockholders as available.

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

Contractual Obligations:

The following table sets forth information about certain of our contractual obligations as of March 31, 2008:
	Payments due by Period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Long-Term Debt Obligations
Junior subordinated notes	$30,928,000	$-	$-	$-	$30,928,000
Mortgages	8,095,127	197,103	2,192,822	727,534	4,977,668
Short-Term Obligations				-	-
Line of Credit	$4,706,800	$4,706,800	$-	$-	$-

Credit Facility
We have a $7.5 million secured revolving credit facility with a term of one year that expires February 22, 2009.  At March 31, 2008 and December 31, 2007, we had $4.7 million and $2.1 million outstanding, respectively. We draw on the facility for short-term funding requirements. Amounts drawn under this facility bear interest at an interest rate equal to the prime rate plus 75 basis points, with a floor of 7.00%, and must be repaid within 90 days.  Amounts drawn under this facility are secured by the corresponding loan that is being funded by the advance. The interest rate on this facility at March 31, 2008 was 7.00%. The principal amount of loans pledged as collateral for this facility on March 31, 2008 was $19.1 million. Subsequent to March 31, 2008, the $4.7 million drawn under this facility was not repaid within the required 90-day period pursuant to the terms of the facility.  We have requested and the lender has verbally agreed to extend the maturity date for the advances outstanding under the facility.

Mortgage Loans Payable
We have a mortgage loan payable to a bank, with an outstanding principal balance of $6.4 million and $6.5 million as of March 31, 2008 and December 31, 2007, respectively.  This loan bears interest at a rate equal to the prime rate, with a floor of 6.75%. Principal and interest are payable monthly and the note matures in 2026, with no prepayment penalty. The interest rate on March 31, 2008 and 2007 was 6.75% and 7.25%, respectively. The mortgage is secured by our office building in Henderson, Nevada. We were in compliance with all financial covenants related to this loan as of March 31, 2008.

We assumed a first lien mortgage payable to a bank upon foreclosure of a 10,330 square foot office building in Houston, Texas in November 2007 to preserve our interest in the property. At March 31, 2008 and December 31, 2007, the loan had an outstanding principal balance of $1.7 million and bears interest equal to the prime rate minus 50 basis points (4.75% at March 31, 2008), and matures in April 2011, with no prepayment penalty.  Principal and interest are payable monthly.  We were in compliance with all financial covenants related to this loan as of March 31, 2008.

Junior Subordinated Notes
In June, 2006 we completed the issuance of $30 million in unsecured trust preferred securities through a newly formed Delaware statutory trust, Desert Capital TRS Statutory Trust I, which is our wholly owned subsidiary.  The securities bear interest at a floating rate based on the three-month LIBOR plus 400 basis points, which sets for three months at one month after a calendar quarter, which was 7.25% on March 31, 2008.

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

Our covenants contain customary default provisions and require us to maintain financial ratios at quarterly determination dates, including a minimum tangible net worth requirement.  Our ability to incur additional subordinated debt is also limited.  At March 31, 2008, we had entered into an agreement with our lender to modify the tangible net worth covenant contained in our indenture through December 31, 2008 so that we would be in compliance with the covenant.

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

Revenue Recognition

Interest income on our mortgage investments is recognized over the life of the investment and recorded on the accrual basis. Income recognition is suspended for mortgage investments at the earlier of the date on which payments become 90 days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed.

Fees generated upon the funding of loans held for sale are recognized when the loan is funded.  There are no gains or losses realized upon the sale of loans held for sale.

Prior to our sale of Consolidated Mortgage in November 2007, we recognized revenues related to the loan origination and loan servicing activities of Consolidated Mortgage. Loan origination fees and certain direct origination costs associated with mortgage investments that were funded by us, were deferred and recognized as an adjustment to yield over the lives of the related loans using the straight-line method. Loan brokerage fees generated by Consolidated Mortgage were nonrefundable fees for brokering loans to third party investors. Loan brokerage fees were recognized once the loans associated with the fees were funded and recorded by the third party investors. Consolidated Mortgage also charged fees, which were recorded as non-interest income, to service loans brokered to third party investors, as well as other miscellaneous fees during the loan term. These service and other loan fees were recognized throughout the life of the loan as they were earned.

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

Real Estate Owned

Real estate owned consists of property acquired through foreclosures on mortgage loans.  Our interests in real estate owned may be held directly by the Company, or through limited liability companies.  In the case where the Company is one of several investors in a larger loan, such loans are foreclosed upon using a limited liability company to facilitate foreclosing our lender interest along with private investors who hold the remaining loan balance and have similar economic interests. We recorded real estate held directly or through limited liability companies at the lower of the recorded amount of our related mortgage loan being foreclosed (net of any impairment reserve), or our economic interest in the property's estimated fair value, less estimated costs to sell, with fair value based on appraisals and local market conditions and inclusive of any senior indebtedness.

On a periodic basis, management assesses whether there are any indicators that the value of the Company’s investments in real estate owned may be other than temporarily impaired. An investment is impaired only if the value of the investment, as estimated by management, is less than the carrying value of the investment. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the value of the investment, as estimated by management.

Equity Investments in Real Estate

To facilitate our resolution strategy with respect to nonperforming loans we have contributed real estate assets acquired through foreclosure to operating joint ventures with investors/developers who provide additional financing and development expertise.

We evaluate our investments in partially owned entities in accordance with FIN 46R. The Company accounts for its investments in unconsolidated real estate ventures under the equity method of accounting as it is not the primary beneficiary for a “variable interest entity,” or a “VIE,” and the Company exercises significant influence, but does not control these entities under the provisions of the entities’ governing agreements pursuant to EITF 04-05. These investments are recorded initially at cost or impaired value, as investments in real estate entities, and subsequently adjusted for equity in earnings and cash contributions and distributions in accordance with AICPA (American Institute of Certified Public Accountants) Statement of Position No. 78-9, Accounting for Investments in Real Estate Ventures.

On a periodic basis, management assesses whether there are any indicators that the value of the Company’s investments in equity investments in real estate may be other than temporarily impaired. An investment is impaired only if the value of the investment, as estimated by management, is less than the carrying value of the investment. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the value of the investment, as estimated by management.

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

Impairment Policy

We have adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144). Impairment is measured on a loan-by-loan basis on the fair value of the related collateral since all loans subject to this measurement are collateral dependent. There were impairment losses recognized for the three months ended March 31, 2008 of $1,057.

Income Taxes

We elected to be taxed as a REIT, under Sections 856 through 860 of the Internal Revenue Code, beginning with our taxable year ended December 31, 2004. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our ordinary taxable income to stockholders. As a REIT, we generally are not subject to federal income tax on taxable income that we distribute to our stockholders. If we failed to qualify as a REIT in any taxable year, we would then be subject to federal income taxes on our taxable income at regular corporate rates and we would not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification was lost unless the Internal Revenue Service granted us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distributions to stockholders. However, we intend to continue to operate in the foreseeable future in such a manner so that we will qualify as a REIT for federal income tax purposes. Our taxable REIT subsidiary(s) is subject to federal, state, and local taxes. For the three months ended March 31, 2008, and 2007 we recorded a tax benefit of ($43,104) and an income tax expense of $70,177 respectively.

Recent Accounting Developments

In December 2007, Financial Accounting Standards Board (“FASB”) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS No. 160”).  SFAS No. 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled, and presented in the consolidated financial statements within equity, but separate from the parent’s equity. It also requires that once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  In addition to the amendments to ARB 51, this Statement amends SFAS No. 128 “Earnings per Share”; so that earnings-per-share data will continue to be calculated the same way those data were calculated before SFAS No. 160 was issued. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Earlier adoption is prohibited.  SFAS No. 160 shall be applied prospectively as of the beginning of the fiscal year in which SFAS No. 160 is initially applied, except for the presentation and disclosure requirements.  The presentation and disclosure requirements shall be applied retrospectively for all periods presented.  SFAS No. 160 will be effective for us beginning January 1, 2009.  We have evaluated SFAS No. 160 and have determined that we have not entered any business arrangements or corporate joint ventures that would require the application of SFAS No. 160 for noncontrolling interests.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS No. 141R”).  This Statement replaces SFAS No. 141.  SFAS No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree.  SFAS No. 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  We do not expect the adoption of SFAS 141R to have a material impact on our Consolidated Financial Statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure financial assets and liabilities (except for those that are specifically scoped out of the Statement) at fair value.  The election to measure a financial asset or liability at fair value can be made on an instrument-by-instrument basis and is irrevocable.  The difference between carrying value and fair value at the election date is recorded as a transition adjustment to opening retained earnings.  Subsequent changes in fair value are recognized in earnings.  The Company may decide whether to elect the fair value option for each eligible item on various defined election dates.  We did not elect to report any financial assets or liabilities at fair value under SFAS No. 159 on January 1, 2008.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  This statement has modified the methodology for the measurement of “Fair Value of Financial Instruments.” This change has had a significant impact on the estimated fair value of our financial instruments as of March 31, 2008.  See Note 14 - Fair Value of Financial Instruments.

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

Based on our loans and liabilities as of March 31, 2008, and assuming the balances of these loans and liabilities remain unchanged for the subsequent twelve months, a 1% increase in interest rates would decrease our annual net income and cash flows by approximately $0.4 million. This decrease is due to our fixed rate investments and variable rate debt. Based on our loans and liabilities as of March 31, 2008, and assuming the balances of these loans and liabilities remain unchanged for the subsequent twelve months, a 1 % decrease in interest rates would increase our annual net income and cash flows by approximately $0.4 million. This increase again is due to our fixed rate investments and variable rate debt.

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

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, and subsequent evaluations, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report and as a result of the material weakness in our internal controls that was identified in connection with our December 31, 2007 audit, described below, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.   However, notwithstanding the material weakness that existed as of December 31, 2007, management has concluded that the consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States.

The material weakness that management identified was that we failed to design and implement controls related to the interpretation and implementation of certain accounting principles, primarily related to business combinations in connection with the sale of Consolidated Mortgage and accounting for loan impairment in connection with a troubled debt restructuring.  The fact that these accounting principles were not properly applied, together with certain other factors led our management to conclude that this situation was an indication of a material weakness in our internal control over financial reporting as of December 31, 2007.

We have discussed the material weakness in our internal control over financial reporting with the Audit Committee of our Board of Directors and with Hancock Askew & Co. LLP, our independent registered public accounting firm. In response, beginning in March 2008, we began taking measures to remediate the material weakness in our internal control, which measures have included the following:

•	expanding our external consulting expertise and engaging additional external consulting expertise; and

•	expanding the capacity and expertise of our internal accounting staff.

During the most recent quarter ended March 31, 2008, other than as discussed above, there have been no significant changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, as discussed above, changes have been implemented that will continue to occur subsequent to the period covered by this Form 10-Q to add additional controls to continue to remediate and correct the material weakness in internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings
During the period covered by this report, there are no material changes to legal proceedings discussed in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 1A. Risk Factors
During the period covered by this report, there were no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Desert Capital REIT’s Form S-11 Registration Statement, File No. 333-128885, registering the sale of up to 15,000,000 shares of Desert Capital’s common stock, was declared effective by the Securities and Exchange Commission on March 22, 2006. The offering commenced on April 1, 2006.

For the quarter ended March 31, 2008 Desert Capital REIT sold 25,515 shares, with an aggregate offering price of $382,508, and issued 57,803 shares pursuant to the dividend reinvestment plan. For the quarter ended March 31, 2008, Desert Capital incurred offering expenses of approximately $57,097, consisting of $36,124 in commissions paid to CMC Financial Services, Inc., the dealer-manager, and $20,973 for legal, accounting, and filing fees. The net offering proceeds to Desert Capital REIT, during the first quarter of 2008, after deducting total offering expenses for the quarter were $325,411, which was invested in loans secured by real estate.

The offering was a “best efforts” offering, and the dealer-manager for the offering is CMC Financial Services, Inc. The offering price was $15.00 per share, with discounts and commissions payable to the dealer-manager equaling $1.425 per share. The aggregate price of the 15,000,000 shares of common stock registered was $225,000,000.  Of the total shares registered, 3,008,208 shares were sold to investors meeting our suitability standards, and 639,455 shares were issued pursuant to our dividend reinvestment program.  Todd B. Parriott, the Chairman of the Board and Chief Executive Officer of Desert Capital is a director and principal of CMC Financial Services, Inc.

Purchases of equity securities by the issuer and affiliated purchasers
None.

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

DESERT CAPITAL REIT, INC.

May 15, 2008	/s/ TODD B. PARRIOTT
Todd B. Parriott,
Chairman of the Board, Chief Executive Officer, President and Chief Investment Officer (Principal Executive Officer)

May 15, 2008	/s/ G. STEVEN DAWSON
G. Steven Dawson,
Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*Filed herewith

** Furnished herewith