Form 10-Q
period 2008-06-30
DESERT CAPITAL REIT INC
filed 2008-08-14
CIK 1274055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark one)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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
Yes ☐ No ☑

The number of shares of the registrant's common stock, par value $0.01 per share, outstanding as of August 13, 2008 was 16,807,867.

DESERT CAPITAL REIT, INC.
FORM 10-Q
For the Quarter Ended June 30, 2008

Part I. Financial Information

Item 1. Consolidated Financial Statements

DESERT CAPITAL REIT, INC.
Consolidated Balance Sheets

	June 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
Mortgage investments - net of allowance for loan losses of $14,442,933 at June 30, 2008
and $25,444,130 at December 31, 2007	$92,122,462	$118,017,926
Loans held for sale	3,569,000	2,139,200
Real estate owned	29,157,770	15,652,282
Equity investments in real estate	2,462,895	-
Notes receivable from related party	15,112,500	15,500,000
Building and equipment - net	7,058,585	7,235,939
Land	1,820,000	1,820,000
Cash and cash equivalents	340,706	162,753
Restricted cash	142,546	-
Interest receivable	999,309	1,464,261
Deferred financing costs	957,915	975,043
Other investments	1,928,000	1,928,000
Other assets	809,833	818,715

Total assets	$156,481,521	$165,714,119

LIABILITIES AND STOCKHOLDERS' EQUITY
Credit facility	$3,569,000	$2,139,200
Mortgage payable	8,012,475	8,132,769
Junior subordinated notes payable	30,928,000	30,928,000
Dividends payable	428,862	1,675,814
Deferred income taxes	684,138	738,423
Accounts payable and accrued expenses	1,514,403	1,052,637

Total liabilities	45,136,878	44,666,843

Preferred stock, $0.01 par value: 15,000,000 shares authorized, none outstanding	-	-
Common stock, $0.01 par value: 100,000,000 shares authorized; 16,807,867 and 16,724,549
shares issued and outstanding on June 30, 2008, and December 31, 2007, respectively	168,079	167,246
Additional paid-in capital	165,538,010	164,370,179
Accumulated deficit	(54,361,446)	(43,490,149)

Total stockholders' equity	111,344,643	121,047,276

Total liabilities and stockholders' equity	$156,481,521	$165,714,119

The accompanying condensed notes are an integral part of these consolidated financial statements.

DESERT CAPITAL REIT, INC.
Consolidated Statements of Operations
(unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
INTEREST INCOME:
Mortgage investments	$1,785,772	$5,507,878	$4,001,859	$11,078,756
Other interest	491,902	168,762	1,040,050	308,167

Total interest income	2,277,674	5,676,640	5,041,909	11,386,923

Interest expense	841,601	1,017,921	1,695,304	2,010,903

Net interest income	1,436,073	4,658,719	3,346,605	9,376,020
Provision for loan losses	5,356,108	108,949	5,667,096	213,351

Net interest income after provision for loan loss	(3,920,035)	4,549,770	(2,320,491)	9,162,669

NON-INTEREST INCOME:
Loan brokerage fees	-	2,898,856	-	4,473,569
Service and other loan fees	-	339,193	-	786,029
Other	246,622	245,836	622,468	452,243

Total non-interest income	246,622	3,483,885	622,468	5,711,841

NON-INTEREST EXPENSE:
Impairment of real estate owned	2,805,749	-	2,806,806	-
Compensation	-	513,142	-	1,016,767
Management fees	423,613	1,501,621	845,873	2,780,163
Professional fees	501,663	597,208	789,736	877,345
Insurance	172,013	99,950	285,021	207,289
Depreciation	122,586	195,641	242,310	391,282
Advertising	-	193,232	148	340,860
Other	290,101	455,664	558,434	767,079

Total non-interest expense	4,315,725	3,556,458	5,528,328	6,380,785

Net income before taxes	(7,989,138)	4,477,197	(7,226,351)	8,493,725

Income tax expense (benefit)	(87,460)	127,011	(130,565)	197,188

Net income	$(7,901,678)	$4,350,186	$(7,095,786)	$8,296,537

Earnings per share - basic	$(0.47)	$0.27	$(0.42)	$0.53

Earnings per share - diluted	$(0.47)	$0.27	$(0.42)	$0.53

Weighted average outstanding shares - basic	16,807,867	16,127,702	16,795,296	15,722,839

Weighted average outstanding shares - diluted	16,807,867	16,154,387	16,795,296	15,752,839

The accompanying condensed notes are an integral part of these consolidated financial statements.

DESERT CAPITAL REIT, INC.
Consolidated Statements of Cash Flows
(unaudited)
	Six Months Ended June 30,
	2008	2007
OPERATING ACTIVITIES
Net income	$(7,095,786)	$8,296,537
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	259,438	408,411
Stock based compensation	-	116,667
Provision for loan losses	5,667,096	213,351
Impairment of real estate owned	2,806,806	-
Deferred tax benefit	(54,285)	-
Mortgage loans originated for sale	(6,332,000)	(27,303,050)
Mortgage loan sales	4,902,200	28,820,400
Net change in:
Interest receivable	464,952	40,202
Other assets	8,882	(2,158)
Deferred origination fees	-	130,576
Accounts payable	139,401	(989,902)
Net cash provided by operating activities	766,704	9,731,034

INVESTING ACTIVITIES
Investment in real estate mortgages	(8,200,894)	(54,881,265)
Proceeds from repayment/sale of real estate mortgages	9,936,239	37,644,451
Proceeds from repayment of note receivable from related party	387,500	-
Other investments	-	(1,000,000)
Acquisition of building and equipment	(64,956)	(90,624)
Net cash provided by (used in) investing activities	2,057,889	(18,327,438)

FINANCING ACTIVITIES
Net borrowings on credit facility	1,429,800	(1,517,350)
Restricted cash	(142,546)	-
Principal repayments of mortgage loans	(120,294)	(35,187)
Issuance of common stock	382,508	20,339,129
Dividends on common stock	(4,155,566)	(6,812,949)
Offering costs paid	(40,542)	(2,058,883)
Shares redeemed and retired	-	(1,152,704)
Net cash provided by (used in) financing activities	(2,646,640)	8,762,056

Net increase in cash and cash equivalents	177,953	165,652
Cash and cash equivalents at beginning of period	162,753	2,434,948
Cash and cash equivalents at end of period	$340,706	$2,600,600

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,790,808	$1,960,111
Cash paid for taxes	-	250,000

Supplemental schedule of non-cash investing and financing:
Common stock issued for dividend reinvestment program	$866,897	$2,494,734
Common stock dividends declared but not paid	428,862	1,640,455
Offering costs incurred but not paid	53,005	73,936
Foreclosed real estate acquired in exchange for loans	18,775,189	16,576,275
Real estate assets owned contributed to equity investments in real estate	2,462,895	-

The accompanying condensed notes are an integral part of these consolidated financial statements.

DESERT CAPITAL REIT, INC.
Consolidated Statements of Changes in Stockholders' Equity
(unaudited)

	Common Stock Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at December 31, 2007	16,724,549	$167,246	$164,370,179	$(43,490,149)	$121,047,276

Issuance of common stock	83,318	833	1,248,572	-	1,249,405

Dividends on common stock	-	-	-	(3,775,511)	(3,775,511)

Offering costs	-	-	(80,741)	-	(80,741)

Net income	-	-	-	(7,095,786)	(7,095,786)

Balance at June 30, 2008	16,807,867	$168,079	$165,538,010	$(54,361,446)	$111,344,643

The accompanying condensed notes are an integral part of these consolidated financial statements.

Desert Capital REIT, INC.
Condensed Notes to Unaudited Consolidated Financial Statements
June 30, 2008

Note 1 – Organization

References herein to “we,” “us,” “our” or “Company” refer to Desert Capital REIT, Inc. and its subsidiaries unless the context specifically requires otherwise.

We are a Maryland corporation formed in December 2003 as a real estate investment trust ("REIT") that specializes in financing of short-term mortgage loans. We generally invest in 12- to 18- month, first and second lien mortgage loans, consisting of acquisition and development loans and construction loans to developers and builders of residential and commercial property. We derive our revenues primarily from interest payments received from mortgage investments funded with our equity capital and borrowed funds. We generate net income for distribution to our stockholders from the spread between interest income on our mortgage investments, also referred to as loans, and the costs of financing the acquisition of these investments. We also from time to time fund loans for resale to private investors as short term investments that we generally hold for less than 90 days.  While there are typically fees generated and recognized upon funding, there are no gains or losses realized upon the sale of these loans.  We generate a spread between the interest income on the loans held for sale and the interest expense on any borrowings used to finance the loans.  As we continue to foreclose on mortgage loans, we have adjusted our portfolio strategy to include land ownership.

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

Basis of Presentation
The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the financial statements filed on Form 10-K/A and the related management's discussion and analysis of financial condition and results of operations filed on Form 10-K for the fiscal year ended December 31, 2007.  In our opinion, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of results that may be expected for the entire year ending December 31, 2008.

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation
The accompanying consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Our interest in Desert Capital TRS Statutory Trust I (the "Statutory Trust”), a trust formed for the purpose of issuing trust preferred securities,  is accounted for using the equity method and the assets and liabilities are not consolidated into our financial statements due to our determination that Desert Capital TRS Statutory Trust I is a variable interest entity in which we are not the primary beneficiary under Financial Accounting Standards Board (FASB) Interpretation No. 46R “Consolidation of Variable Interest Entities – An Interpretation of ARB No. 51”(FIN 46R).   In addition we use the equity method to account for our equity investments in real estate development ventures for which we have 50% or less ownership and the ability to exercise significant influence over operating and financial policies, but do not control. Consolidated net income includes our proportionate share of the net income or net loss of these entities, which are typically limited liability companies formed for the purpose of developing the properties upon which we have foreclosed.

We use the cost method to account for our investments in companies that we do not control and for which we do not have the ability to exercise significant influence over operating and financial policies. In accordance with the cost method, these investments are recorded at cost or fair value, as appropriate.

Reclassifications
Certain reclassifications have been made in the investing activities section of the consolidated statement of cash flow for the six months ended June 30, 2007 within the captions “Investment in real estate mortgages” and “Proceeds from repayment/sale of real estate mortgages” to reflect gross receipts and payments of mortgage investments.  Board of Directors’ compensation has been reclassified from “Compensation” to “Other” in the non-interest expense section of the statement of operations for the three and six months ended June 30, 2007.   These reclassifications were made to reflect such items consistent with our 2008 presentation and had no impact on our cash flow from investing activities, net income, or balance sheet as previously reported.

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

Real Estate Owned
Real estate owned consists of property acquired through foreclosures on mortgage loans.  Our interests in real estate owned may be held directly by us, or through limited liability companies.  In the case where we are one of several investors in a larger loan, such loans are foreclosed upon using a limited liability company to facilitate foreclosing our lender interest along with private investors who hold the remaining loan balance and have similar economic interests. We recorded real estate held directly or through limited liability companies at the lower of the recorded amount of our related mortgage loan being foreclosed (net of any impairment reserve), or our economic interest in the property's estimated fair value, less estimated costs to sell, with fair value based on appraisals and local market conditions.

On a periodic basis, management assesses whether there are any indicators that the fair value of our investments in real estate owned may be other than temporarily impaired. An investment is considered impaired if the fair value of the investment, as estimated by management, is less than the carrying value of the investment. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the fair value of the investment.

 Equity Investments in Real Estate
We have contributed real estate assets acquired through foreclosure to operating joint ventures with investors/developers who provide additional financing and development expertise.

We evaluate our investments in partially owned entities in accordance with FIN 46R. We account for our investments in unconsolidated real estate ventures under the equity method of accounting as we are not the primary beneficiary for a “variable interest entity,” or a “VIE,” and we exercise significant influence, but do not control these entities under the provisions of the entities’ governing agreements pursuant to EITF 04-05. These investments are recorded initially at cost or impaired value, as investments in real estate entities, and subsequently adjusted for equity in earnings and cash contributions and distributions in accordance with AICPA (American Institute of Certified Public Accountants) Statement of Position No. 78-9, Accounting for Investments in Real Estate Ventures.

On a periodic basis, management assesses whether there are any indicators that the fair value of our investments in equity investments in real estate may be other than temporarily impaired. An investment is considered impaired if the fair value of the investment, as estimated by management, is less than the carrying value of the investment. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the fair value of the investment.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  This statement has modified the methodology for the measurement of “Fair Value of Financial Instruments.” This change has had a significant impact on the estimated fair value of our financial instruments as of June 30, 2008.  See Note 14 - Fair Value of Financial Instruments.

Note 3 - Mortgage Investments

Mortgage investments represent first and second lien positions on acquisition and development, construction and commercial property loans. As of June 30, 2008, all of our loans had fixed interest rates and provided for payment of interest only with a “balloon” payment of principal payable in full at the end of the term.  Set forth below is the total outstanding principal amount of our mortgage investments by category.

	June 30, 2008	December 31, 2007
Acquisition and development loans	$79,386,649	$107,598,051
Construction loans	12,769,846	17,665,105
Commercial property	14,408,900	18,198,900
Balance per loan portfolio	106,565,395	143,462,056
Allowance for loan losses	(14,442,933)	(25,444,130)
Mortgage investments - net	$92,122,462	$118,017,926

As of June 30, 2008 and December 31, 2007, 15% and 22%, respectively, of the principal balance of the outstanding mortgage notes were secured by second liens. As of June 30, 2008 and December 31, 2007, the portfolio had a weighted average contractual interest rate of 12.8% and 13.4%, respectively.

Our mortgage portfolio is primarily concentrated in the Southwestern United States. As of June 30, 2008 and December 31, 2007, 83% and 87%, respectively, of the principal balance of our portfolio was invested throughout Nevada, California, and Arizona. Our borrowers’ ability to repay our notes is dependent upon the real estate and general economic conditions in this area.

We have a significant concentration of credit risk with our largest borrowers.  At June 30, 2008, the aggregate original principal balance of loans to our four largest borrowers was $50.2 million representing approximately 47.1% of the original principal balance of our mortgage investments and 54.5% of the carrying balance of our mortgage investments.

As of June 30, 2008, we had 49 loans in our portfolio from nine separate borrowers that were on nonaccrual status.  The aggregate balance of these loans was $97.0 million of which our portion was $58.0 million, with the remaining balance being held by private investors.  We provided an allowance for loan loss related to these nonperforming loans of $10.8 million, leaving a net carrying balance of $47.3 million at June 30, 2008. Our balance on these loans ranged from $2,800 to $9.5 million. Of the 49 loans, 45 were first lien loans totaling $50.9 million and four were second lien loans totaling $7.1 million.  These loans are the subject of pending foreclosure proceedings.

    Nonperforming and impaired loans
Details on nonperforming and impaired loans and related allowances are as follows:

	June 30, 2008
	Balance	Allowance for loan losses	Balance, net of allowance
Nonperforming loans – no related allowance	$18,864,905	$-	$18,864,905
Nonperforming loans – related allowance	39,152,990	(10,760,641)	28,392,349
Subtotal nonperforming loans	58,017,895	(10,760,641)	47,257,254

Performing loans – no related allowance	35,733,800		35,733,800
Performing loans – related allowance	12,813,700	(3,682,292)	9,131,408
Subtotal performing loans	48,547,500	(3,682,292)	44,865,208

Total	$106,565,395	$(14,442,933)	$92,122,462

	December 31, 2007
	Balance	Allowance for loan losses	Balance, net of allowance
Nonperforming loans – no related allowance	$18,001,625	$-	$18,001,625
Nonperforming loans – related allowance	20,734,032	(7,010,629)	13,723,403
Subtotal nonperforming loans	38,735,657	(7,010,629)	31,725,028

Performing loans – no related allowance	62,378,668		62,378,668
Performing loans – related allowance	42,347,731	(18,433,501)	23,914,230
Subtotal performing loans	104,726,399	(18,433,501)	86,292,898

Total	$143,462,056	$(25,444,130)	$118,017,926

During the six month period ended June 30, 2008 we sold a mortgage loan for $2.7 million which had a carrying value of $2.7 million, net of an impairment of $300,000 recorded in the fourth quarter of 2007.

Subsequent to June 30, 2008, and prior to the issuance of this report, nonperforming loans with a carrying value of $4.9 million were foreclosed and the collateral was acquired. The original principal amount of these loans prior to allowance for loan losses was $8.6 million.

Note 4 – Real Estate Owned

Real estate owned consists of property acquired through foreclosures on mortgage loans.  Our interests in real estate owned may be held directly by us, or through limited liability companies.  In the case where we are one of several investors in a larger loan, such loans are foreclosed upon using a limited liability company to facilitate foreclosing our lender interest along with private investors who hold the remaining loan balance and have similar economic interests.   At June 30, 2008, we held real estate through 13 limited liability companies, and our ownership percentage ranged from 12.4% to 100%. We recorded real estate held directly or through limited liability companies at the lower of the recorded amount of our related mortgage loan being foreclosed (net of any impairment reserve), or our economic interest in the property's estimated fair value, less estimated costs to sell, with fair value based on appraisals and local market conditions.

During the six months ended June 30, 2008, we foreclosed on properties with an aggregate original loan balance of $34.9 million, net of related allowance for loan loss of $16.4, and additional capitalized costs of $273,000.  We did not dispose of any real estate owned through sale during the six month period ending June 30, 2008. During March 2008 we contributed 44 lots valued at $2.5 million to a joint venture in which we have a 50% noncontrolling ownership interest.  (See Note 5 - Equity Investments in Real Estate.)

At June 30, 2008 and December 31, 2007, we had a net carrying balance in real estate owned of $29.2 million and $15.7 million, respectively.  The following summary provides an analysis of the changes in real estate owned during the six months ended June 30, 2008:

Real Estate Owned
Balance December 31, 2007	$15,652,282
Foreclosures	18,775,189
Impairments	(2,806,806)
Real estate contributed as equity in joint ventures	(2,462,895)
Balance June 30, 2008	$29,157,770

Following is a summary of real estate owned as of June 30, 2008 and December 31, 2007:

Description	Location	June 30, 2008	December 31, 2007
Undeveloped land	AZ, CA, NV	$21,139,141	$6,960,794
Single family residential lots	AZ, NV	2,801,142	5,595,927
Office building	NV, TX	4,303,707	2,190,204
Other	NV	913,780	905,357
		$29,157,770	$15,652,282

Note 5 – Equity Investments in Real Estate

In March 2008, we formed a joint venture with a homebuilder for the construction of 44 single family homes in Las Vegas, Nevada. We contributed 44 lots to the joint venture, which we had previously acquired through foreclosure and classified as real estate owned. This venture is accounted for under the equity method of accounting because we have a 50% noncontrolling ownership interest.  Our venture partner manages the operations of the joint venture. All major decisions require the approval of both joint venturers, and voting rights and the sharing of profits and losses are in proportion to the ownership percentages of each joint venture partner. We recorded our initial investment at $2.5 million, the carrying value of the lots, and we will record our net equity in income and cash contributions and distributions.  There were no reportable operations for the three and six months ending June 30, 2008.  We have no responsibility to provide additional funding to the venture. Additional funding for the construction of homes and sales of such will be provided by our venture partner.  Our share of losses, if any, would be limited to the value of lots contributed.

Note 6 - Commitments and Related Parties

Sandstone is our Advisor and oversees our day-to-day operations including asset, liability and capital management. In lieu of paying salaries to officers, we compensate our Advisor pursuant to an advisory agreement that entitles it to first-tier management compensation, second-tier management compensation, and reimbursement of expenses. Our current advisor, Sandstone, replaced Burton in November 2007 in conjunction with the sale of Consolidated Mortgage. The officers and majority owners of our Advisor are also our executive officers. The annual first-tier management compensation is 1% of the first $200 million of gross average invested assets plus 0.8% of the gross average invested assets in excess of $200 million, to be paid quarterly. The first-tier management compensation payable under our current advisory agreement with Sandstone is calculated in the same manner as the base management fee payable under our prior advisory agreement with Burton.  The base management fees for the three and six months ended June 30, 2008 were $424,000 and $846,000, respectively, compared to $402,000 and $781,000, respectively for the same periods in 2007.  At June 30, 2008, $424,000 of compensation due to our Advisor was included in accounts payable and accrued expense in the consolidated balance sheet. The second-tier management compensation is a tiered percentage of the amount of our net income (taxable income) excluding provision for loan loss and capital losses, before deducting second-tier compensation less a threshold return, which is the net income that would produce an annualized return on our average invested assets equal to the 10-year U.S. Treasury rate plus 1.0%. The tiered percentage is the weighted average of 20% of the first $200 million of average invested assets and 10% of the excess over $200 million of average invested assets. The second-tier management compensation is calculated quarterly and any positive quarterly amount is paid by us, along with the first-tier management compensation, within 15 days of receipt of the computations. Second-tier management compensation payable under our current advisory agreement with Sandstone is calculated in the same manner as the incentive compensation payable under our prior advisory agreement with Burton.  Second-tier management compensation for the three and six months ended June 30, 2008 was zero, compared to $298,000 and $686,000, respectively for the same periods in 2007.

Consolidated Mortgage previously had a management agreement in place with ARJ Management (“ARJ”), a company of which our president and chief executive officer, Todd Parriott, is president, director and controlling shareholder, pursuant to which ARJ was paid a management fee equal to 33% of Consolidated Mortgage's pre-tax net income. The fee was calculated and paid monthly. The management agreement with ARJ was mutually terminated by the parties thereto as of November 21, 2007 in connection with the sale of Consolidated Mortgage.  The management fee for the three and six months ended June 30, 2007 was $802,000 and $1.3 million, respectively.

The dealer-manager of our offering of common stock, CMC Financial Services, Inc. (“CMCFS”), directs and oversees the sale of our equity securities. CMCFS receives a marketing support fee and sales commissions based on the number of shares of common stock it sells. CMCFS contracts with third party broker-dealers to have a larger sales distribution of equity securities and compensates them out of the sales commissions and marketing support fees it receives from us. Because Sandstone owns CMCFS, it is our affiliate. CMCFS earned gross sales commissions and marketing support fees for the three and six months ended June 30, 2008 of zero and $36,000, respectively, compared to $1.0 million and $1.9 million, respectively for the same periods in 2007. There was no amount payable on June 30, 2008 for the gross sales commissions and marketing support fees.  CMCFS paid a substantial portion of these fees to third party broker dealers.  Sandstone acquired ownership of CMCFS on November 21, 2007.  Our Board of Directors suspended the sale of Desert Capital REIT shares as of February 22, 2008.  This decision was made in anticipation of the expiration of the offering, which would not allow sales of shares to occur after March 22, 2008 pursuant to the Prospectus.

CMCFS also has an agreement with Consolidated Mortgage to provide investors for loans brokered and serviced by Consolidated Mortgage for a fee equal to 25 basis points of every dollar raised. The fee was calculated and paid monthly.  We sold Consolidated Mortgage in November 2007 and are no longer a party to this agreement.  The fee pursuant to this agreement for the three and six months ended June 30, 2007 was $171,000 and $256,000.

In September 2005, a third-party borrower asked us to enter into a land banking transaction, meaning that we would purchase a tract of land, and simultaneously enter into an option contract with the borrower, pursuant to which the borrower would purchase smaller parcels of the initial tract from us over time at a specified price, until it had purchased the entire initial tract.  Due to the rules with which we must comply to maintain our REIT status, actual title to that land had to be owned by a separate entity and could not be held by the Company.  As an accommodation to us and the third-party borrower, our chairman and chief executive officer, Todd Parriott and co-chief operating officer, Jonathan Arens formed a company, CM Land, LLC, for the specific purpose of holding title to that land.  We funded $11.9 million of loans to CM Land, LLC secured by the property.  We earned interest on loans made to CM Land of $320,000 and 826,000 for the three and six months ended June 30, 2007.  In May 2007, the borrower did not exercise its option under the contract to purchase the remaining portion of the land.  As a result, we took title to the property directly. During the second quarter of 2008, based upon declines in value of the underlying collateral, we recorded an impairment of $254,000, bringing the total impairment to $5.2 million, resulting in a carrying balance of $6.7 million, which is included in real estate owned.

CM Equity, LLC (“CM Equity”) was formed in June 2007 for the purpose of investing in, developing, co-developing, operating, owning and financing commercial and residential real estate projects. Some of the executive officers of CM Equity are the same as our executive officers, and our Advisor is also the manager of CM Equity.  In November 2007, we sold a nonperforming loan with an outstanding balance of $1.95 million to CM Equity.   We provided 100% financing on the sale.  The loan bears a fixed interest rate of 8.25% and matures in November 2009.  No gain or loss was recognized on the sale. We earned interest of $40,000 and $80,000 respectively for the three and six months ended June 30, 2008, all of which has been paid subsequent to the balance sheet date.

In November 2007, our subsidiary, Desert Capital TRS, Inc. (“TRS”) sold all of the issued and outstanding units of Consolidated Mortgage to Sandstone, for the following consideration:

•
293,001 shares of our common stock with a value of $4.4 million based on the last offering of its common stock at a per share price of $15 per share.  We subsequently retired the 293,001 shares of stock.

•	$105,000 in cash.
•
A $15.5 million promissory note payable by Consolidated Mortgage to the order of TRS.  The note bears interest at 9.0% per annum.  Principal and interest payments are due quarterly beginning on March 31, 2008.  The note matures in December 2017.  The note is secured by all of the outstanding membership units of Consolidated Mortgage.  We earned interest of $344,000 and $697,000 for the three and six months ended June 30, 2008.  All payments have been made according to the terms of the promissory note.

In addition to the consideration received, we will receive a contingent installment payment from Consolidated Mortgage on loans we fund in the future. The $8.25 million contingent payment (the “Installment Payment”) is payable  as follows: Sandstone will pay or cause Consolidated Mortgage to pay to TRS, on the last day of each calendar quarter, an amount equal to: (i) 1% of the principal amount of all mortgage loans originated or brokered by Consolidated Mortgage or any of its affiliates and funded by us during such calendar quarter for the first $200 million of mortgage loans funded during each calendar year; and (ii) 0.5% of the principal amount of all mortgage loans originated or brokered by Consolidated Mortgage and funded by us during such calendar quarter in excess of $200 million during each calendar year, commencing on December 31, 2007 and continuing on the last day of each calendar quarter thereafter, until TRS has received $8.25 million.  TRS’ right to receive the Installment Payment is secured by all of the outstanding membership units of Consolidated Mortgage.   For the three and six month period ending June 30, 2008, we recognized income of $3,000 and $134,000 respectively, related to the contingent installment payment, of which $63,000 remained unpaid at June 30, 2008.

We also entered into a loan origination agreement with Consolidated Mortgage and Sandstone, which terminates one month after the last day of the month in which the Installment Payment is paid in full.   During the term of the Loan Origination Agreement we will have the right to fund all mortgage loans identified by Consolidated Mortgage or any affiliate of Sandstone or Consolidated Mortgage that becomes engaged in the business of originating or brokering commercial loans. During the six months ended June 30, 2008, we funded $13.8 million of loans originated by Consolidated Mortgage.

Consolidated Mortgage was not in compliance with certain financial covenants contained in the $15.5 million promissory note payable to TRS at December 31, 2007, March 31, 2008 and June 30, 2008.  Our board of directors has formed a special committee of independent directors to review the financial covenants and approve a strategy to resolve the defaulted status of the loan.  Subsequent to June 30, 2008, the special committee has granted Consolidated Mortgage a limited waiver until October 10, 2008 either to enter into an amendment to the loan agreement to modify such financial covenants upon terms and conditions and in form and substance satisfactory to TRS or demonstrate that Consolidated Mortgage is in compliance with the loan agreement and will be in compliance with the loan agreement at December 31, 2008.  Consolidated Mortgage has timely made all principal and interest payments due under the promissory note, and we do not believe the promissory note is impaired.

We lease office space to Sandstone, CMCFS, Consolidated Mortgage, and Residential Capital Mortgage (an entity owned by certain of our officers) under noncancelable operating leases which expire in July 2010.  For the three and six months ended June 30, 2008 we recognized $138,000 and $275,000 of related party rental income compared to $80,000 and $161,000, respectively for the same period in 2007.

Note 7 – Other Investments

As of June 30, 2008 and December 31, 2007 we had $1.9 million in other investments.  Those investments consisted of the following;

•
In March 2007, we invested $1.0 million, representing equity and profits interest of 1.5%, in the development of a resort community near Lincoln City, Oregon.  This investment is being accounted for under the cost method.

•
In June 2006, we invested $928,000 for 100% of the common shares of an affiliate entity which was formed to facilitate the issuance of $30.9 million of junior subordinate notes.
This entity pays dividends on both the common shares and preferred securities on a quarterly basis at a variable rate based on LIBOR.

Note 8 - Stock Based Compensation

Our Board of Directors has adopted the 2004 Stock Incentive Plan of Desert Capital REIT, Inc. (the “Plan”). Our directors, officers or any affiliate, and individual consultants or advisors are eligible for stock based compensation under the Plan. We have authorized 1,000,000 shares of common stock under the Plan. As of June 30, 2008 we had granted awards for 80,000 restricted shares under the Plan. The fair value of the shares on the grant dates were $10 and $15 per share.  All shares of restricted stock were fully vested as of December 31, 2007.  Restricted stock expense for the three and six months ended June 30, 2008 was zero, compared to $58,333 and $116,667 respectively for the same period in 2007.

Note 9 - Building and Equipment

Building and equipment as of June 30, 2008 and December 31, 2007 are as follows:

	June 30, 2008	December 31, 2007
Building	$7,811,281	$7,746,325
Equipment	7,527	7,527
Furniture and fixtures	411,328	411,328
Software	92,038	92,038
Cost basis	8,322,174	8,257,218
Less accumulated depreciation	(1,263,589)	(1,021,279
Building and equipment, net	$7,058,585	$7,235,939

We own an office building in Henderson, Nevada, which serves as our corporate headquarters. The building is 40,000 square feet, and as of June 30, 2008, was 100% leased to related (62.5%) and third parties (37.5%) under noncancelable leases, which expire in 2010.  See Note 6 – Commitments and Related Parties.

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

Our taxable REIT subsidiary  is subject to federal, state, and local taxes. For the three and six months ended June 30, 2008 we recorded a tax benefit of $87,000 and $131,000 respectively, compared to an income tax expense of $127,000 and $197,000 respectively for the same period in 2007, attributable to our taxable REIT subsidiary. Our provision for income tax expense (benefit) was calculated using an effective tax rate of 34% and was comprised of the following components:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Current provision (benefit)	$(48,849)	$106,832	$(76,280)	$106,832
Deferred provision (benefit)	(38,611)	20,179	(54,285)	90,356
Total income tax provision (benefit)	$(87,460)	$127,011	$(130,565)	$197,188

Note 11 - Earnings per Share

Earnings per share is computed in accordance with SFAS No. 128, Earnings per Share. Basic earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is calculated by dividing net income by the weighted average number of shares outstanding plus the additional dilutive effect of unvested restricted stock during each period.  As of June 30, 2008, there were no unvested shares outstanding under our stock incentive plan. As of June 30, 2007 there were 26,667 unvested shares outstanding under our stock incentive plan.

The following is a reconciliation of the denominator of the basic and diluted earnings per share computations for the three and six months ended June 30, 2008 and 2007:

	For the Three Months Ended
	June 30, 2008	June 30, 2007
	Basic and Diluted	Basic	Diluted
Net income	$(7,901,678)	$4,350,186	$4,350,186

Weighted average number of common shares outstanding	16,807,867	16,127,702	16,127,702
Dilutive effect of unvested restricted shares	-	-	26,685

Total weighted average common shares outstanding	16,807,867	16,127,702	16,154,387

Earnings per common share	$(0.47)	$0.27	$0.27

	For the Six Months Ended
	June 30, 2008	June 30, 2007
	Basic and Diluted	Basic	Diluted
Net income	$(7,095,786)	$8,296,537	$8,296,537

Weighted average number of common shares outstanding	16,795,296	15,722,839	15,722,839
Dilutive effect of unvested restricted shares	-	-	30,000

Total weighted average common shares outstanding	16,795,296	15,722,839	15,752,839

Earnings per common share	$(0.42)	$0.53	$0.53

Note 12 – Common Stock and Dividends

Our Board of Directors declares dividends monthly to stockholders of record at the close of business on the last day of each month.  The dividends are generally paid on the 15th of the following month. The following table lists the declaration dates and per share amounts for the first six months of 2008 and 2007:

	2008	2007
January 31	$0.100	$0.100
February 29, and February 28 respectively	0.025	0.100
March 31	0.025	0.100
April 30	0.025	0.100
May 31	0.025	0.100
June 30	0.025	0.100
Total	$0.225	$0.600

Note 13 - Debt

Credit Facility
We have a $7.5 million secured revolving credit facility with a term of one year that expires February 22, 2009.  At June 30, 2008 and December 31, 2007, we had $3.6 million and $2.1 million outstanding, respectively. We draw on the facility for short-term funding requirements. Amounts drawn under this facility bear interest at an interest rate equal to the prime rate plus 75 basis points, with a floor of 7.0%, and must be repaid within 90 days.  Amounts drawn under this facility are secured by the corresponding loan that is being funded by the advance. The interest rate on this facility at June 30, 2008 was 7.0%. The principal amount of loans pledged as collateral for this facility on June 30, 2008 was $20.9 million. The balance outstanding at June 30, 2008, was originated in January 2008, and was not repaid within the 90-day time period required by terms of the credit facility.  The bank sent us a notice of default and granted us an extension to September 16, 2008 to pay the outstanding principal balance in full and waived default-rate interest during this time. We have agreed to pay 50% of principal repayments on our mortgage investments and sales of real estate owned to the bank to satisfy the outstanding principal balance of the facility.  Any future advances on the credit facility are at the sole discretion of the bank.

Mortgage Loans Payable
We have a mortgage loan payable to a bank, with an outstanding principal balance of $6.4 million and $6.5 million as of June 30, 2008 and December 31, 2007, respectively.  This loan bears interest at a rate equal to the prime rate, with a floor of 6.75%. Principal and interest are payable monthly and the note matures in 2026, with no prepayment penalty. The interest rate on June 30, 2008 was 6.75%. The mortgage is secured by our office building in Henderson, Nevada. We were in compliance with all financial covenants related to this loan as of June 30, 2008.

We assumed a first lien mortgage payable to a bank upon foreclosure of a 10,330 square foot office building in Houston, Texas in November 2007 to preserve our interest in the property. At June 30, 2008 and December 31, 2007, the loan had an outstanding principal balance of $1.6 million and $1.7 million respectively, bears interest equal to the prime rate minus 50 basis points (4.75% at June 30, 2008), and matures in April 2011, with no prepayment penalty.  Principal and interest are payable monthly.  We were in compliance with all financial covenants related to this loan as of June 30, 2008.

Junior Subordinated Notes
In June 2006 we completed the issuance of $30 million in unsecured trust preferred securities through a newly formed Delaware statutory trust, which is our wholly owned subsidiary.  The securities bear interest at a floating rate based on the three-month LIBOR plus 400 basis points, which sets for three months at one month after a calendar quarter, which was 6.9% on June 30, 2008.

The trust preferred securities require quarterly interest distributions. The trust preferred securities mature in July 2036 and are redeemable, at our option, in whole or in part, with no prepayment premium any time after July 30, 2011.

The Statutory Trust issued $928,000 aggregate liquidation amount of common securities, representing 100% of the voting common stock of the Statutory Trust to us. The Statutory Trust used the proceeds from the sale of the trust preferred securities and the common securities to purchase our junior subordinated notes.  The terms of the junior subordinated notes match the terms of the trust preferred securities.  The notes are subordinate and junior in right of payment to all present and future senior indebtedness and certain other of our financial obligations.

Our interest in the Statutory Trust is accounted for using the equity method and the assets and liabilities of the Statutory Trust are not consolidated into our financial statements.  Interest on the junior subordinated notes is included in interest expense on our consolidated income statements while the junior subordinated notes are presented as a separate item in our consolidated balance sheet.

Our covenants contain customary default provisions and require us to maintain financial ratios at quarterly determination dates, including a minimum tangible net worth requirement.  Our ability to incur additional subordinated debt is also limited.  In June 2008 we entered into an agreement with the holders of the trust preferred securities to modify the tangible net worth covenant contained in our indenture through December 31, 2008.  In exchange for the modification we agreed to establish a cash reserve account into which we must make monthly deposits of 25% of our net income until such time as the balance of the reserve account is at least equal to $2.1 million.  In addition, in the event that the aggregate amount of the dividends that we pay during any month exceeds the amount that we deposit into the reserve account during such month, we must also deposit into the reserve account 25% of each principal payment we receive in respect of any of our mortgage loans until the amount of the short-fall has been deposited into the reserve account.  We must replace the reserve account with a letter of credit in the face amount of $2.1 million as security for the trust preferred securities.  At June 30, 2008, the balance in such reserve account was $143,000, which is reflected in restricted cash on our balance sheet.  At June 30, 2008, we were in compliance with the modified covenant.

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

•	Level 1 – Quoted prices for identical instruments in active markets.
•
Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; model –derived valuations in which all significant inputs and significant value drivers are observable in active markets.

•	Level 3 – Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

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

The following table summarizes the carrying values and the estimated fair values of financial instruments as of June 30, 2008 and December 31, 2007.

	June 30, 2008		December 31, 2007
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$340,706	$340,706	$162,753	$162,753
Interest receivable	999,309	997,978	1,464,261	1,464,261
Note receivable - related party	15,112,500	11,980,692	15,500,000	13,718,381
Mortgage investments - net	92,122,462	91,608,498	118,017,926	118,017,926
Loans held-for-sale	3,569,000	3,569,000	2,139,200	2,139,200

Financial liabilities:
Credit facility	3,569,000	3,563,239	2,139,200	2,139,200
Mortgages payable	8,012,475	8,011,789	8,132,769	8,132,769
Junior subordinated notes	30,928,000	20,103,200	30,928,000	30,928,000

We used the following methods and assumptions in estimating the fair value of each class of financial instrument:

•	Cash and cash equivalents: The carrying values of cash and short-term instruments approximate fair values.
•	Interest receivable: Carrying values adjusted for a risk free discount factor.
•
Note receivable – related party: Fair value is estimated using discounted cash flow analyses of a risk free rate of return for a similar period, the fixed amount of the note receivable and an estimated risk of default based on similar business operations and history of operations.

•
Mortgage investments-net: At June 30, 2008 the fair value was computed based on the probability of collection of the cash flow, a risk free rate of return on all estimated cash flows, the estimated realization of collateral, based on recent history and the fixed interest rate of the loans.  For December 31, 2007, the carrying value of these instruments, net of the allowance for loan losses, approximates the fair value due to their short-term maturities. Fair values for loans which are delinquent and /or in foreclosure are determined by the underlying collateral security the loans.

•	Loans held-for-sale: Loans held-for-sale are carried at the lower of cost or market, therefore the carrying values of these instruments approximate fair value.
•
Credit facility: For June 30, 2008 our credit standing was taken into consideration, as well as the excess assigned collateral, and a risk-free rate of return.  For December 31, 2007, carrying values approximate fair values due to the variable interest rate this facility bears.

•
Mortgage loan payable: For June 30, 2008 our credit standing was taken into consideration, as well as the assigned collateral which was considered more than adequate, the estimated risk to the lender of the collateral to the loan balance and a risk-free rate of return, all of which were factors in the computation of fair value.  For December 31, 2007, carrying values approximate fair values due to the variable interest rate this facility bears.

•
Junior subordinated notes: Our junior subordinated notes do not trade in an active market and, therefore observable price quotations are not available.  In the absence of observable price quotations, fair value is determined based on discounted cash flow models using current interest rates.

The following table presents our assets and liabilities that are measured at fair value for each of the fair-value hierarchy levels on a nonrecurring basis at June 30, 2008.  Level 1 data was not used in the fair value measure.  (See previous summary.)

	Estimated Fair Value	Level 2	Level 3
Financial Assets:
Interest receivable	$997,978	$997,978	$-
Note receivable – related party	11,980,692	-	11,980,692
Mortgage investments – net	91,608,498	-	91,608,498
Loans held-for-sale	3,569,000	3,569,000	-

Financial Liabilities
Credit facility	3,563,239	3,563,239	-
Mortgages payable	8,011,789	8,011,789	-
Junior subordinated notes	20,103,200	-	20,103,200

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Desert Capital REIT, Inc. and its subsidiaries (“Desert Capital,” “we,” “us,” ”our” and “company”) is a Maryland corporation formed in December 2003 as a real estate investment trust (“REIT”) that specializes in the financing of real estate projects by providing short-term mortgage loans to homebuilders and commercial developers in markets where we believe we possess requisite skills and market knowledge. We generally invest in 12- to 18-month, first and second lien mortgage loans, consisting of acquisition, development and construction loans to both local and national developers and homebuilders. We derive our revenues primarily from interest payments received from mortgage investments funded with our equity capital and borrowed funds. Our principal business objective is to generate net income for distribution to our stockholders from the spread between interest income on our mortgage assets and the costs of financing the acquisition of these assets. This spread, net of operating expenses, provides both operating capital and distributable income. The growth of our business depends on our access to external sources of capital. Our profitability depends on our ability to obtain that capital at a cost we can absorb while still generating an attractive risk-adjusted return on the loans we acquire using the proceeds of our financings. Our business also depends on our ability to locate suitable investments to keep our capital fully deployed at favorable rates. We are externally managed and advised by Sandstone Equity Investors, LLC (“Sandstone” or “Advisor”), a related party. Officers and majority owners of Sandstone are also our executive officers.  See Note 6 - Commitments and Related Parties - of the Notes to the Consolidated Financial Statements.

Our operating results are affected by a number of factors, including:
•	volatility in the real estate market;
•	our level of nonperforming assets, foreclosures and related loan losses;
•	our ability to maintain a spread on interest income on loans and borrowed funds;
•	our ability to identify suitable borrowers with attractive real estate projects; and
•	our ability to formulate and execute resolution strategies for our troubled assets.

Recent Developments and Trends

The effects of the slowdown in housing sales, collapse of the sub-prime residential mortgage market, and the tightening of the credit markets have continued into 2008, and continue to constrain the performance of our portfolio. During 2007, we experienced significant loan losses and impairments, and through the second quarter of 2008, such losses have continued. With the prolonged correction of the market we may continue to face challenges through 2008 and beyond.

For the three and six months ended June 30, 2008, our net loss was $7.9 million and $7.1 million, respectively, compared to net income of $4.4 million and $8.3 million for the three and six months ended June 30, 2007. The primary contributors to this decline were:

•	an increase in nonperforming loans and a decrease in interest income due to the continued erosion of market conditions;
•
operations related to Consolidated Mortgage’s loan origination and servicing activities were included in our results of operations for the three and six months ended June 30, 2007, but not for the three and six months ended June 30, 2008 due to the sale of Consolidated Mortgage  in November 2007; and

•
noncash charges related to impairments of loans and real estate owned increased to $8.2 million and $8.5 million, respectively for the three and six months ended June 30, 2008, compared to $109,000 and $213,000 for the same periods in 2007.

Although the real estate and credit market disruptions have presented challenges for us, we have an operational structure with relatively low debt obligations. At June 30, 2008, our debt to total capital was 27.6%.  We will continue to explore additional investment and business opportunities as they arise; however, due to the current credit market disruption, our investment opportunities may be limited.  Approximately 70% of our portfolio, including performing and non-performing loans and real estate owned, is located in Clark County, Nevada, which is also the location of our executive offices.  As we continue to foreclose on mortgage loans, we have adjusted our portfolio strategy to include land ownership, and our physical proximity to these assets facilitates this undertaking.  We expect that the current difficult real estate and credit market conditions will continue to have an adverse effect on our operations for the remainder of 2008.

Loan Portfolio Information

As of June 30, 2008 we had a total of 65 loans in our portfolio, of which 16 were performing loans and 49 were nonperforming. The carrying value of our performing loans was $44.9 million at June 30, 2008. Due to the uncertainty of the collection of principal balances upon maturity of certain loans, we recorded an allowance for loan loss related to these performing loans of $3.7 million. Our balance on these loans ranged from $20,000 to $14.4 million. Of the 16 loans, 12 were first lien loans totaling $39.3 million and four were second lien loans totaling $9.2 million.

The increase in nonperforming loans continues to impact our revenues due to the default in interest payments and our provision for loan losses due to the impairment of our loans. The 49 nonperforming loans in our portfolio were from nine separate borrowers and had an original loan balance of $58.0 million. We provided an allowance for loan loss related to these nonperforming loans of $10.8 million, leaving a net carrying balance of $47.3 million at June 30, 2008. Our balance on these loans ranged from $2,800 to $9.5 million.  Of the 49 loans, 45 were first lien loans totaling $50.9 million and four were second lien loans totaling $7.1 million.  These loans are the subject of pending foreclosure proceedings.

Our mortgage loan portfolio is primarily concentrated in the Southwestern United States and is comprised primarily of mortgage notes secured by first liens. As of June 30, 2008 and December 31, 2007, 83% and 87%, respectively, of the principal balance of our portfolio was invested throughout Nevada, California, and Arizona, and 85% and 78% , respectively, was secured by first liens.

We intend to minimize potential losses of our impaired loans and achieve the greatest capital realization with respect to each nonperforming loan. We continue to execute on the following resolution strategies with respect to our nonperforming loans:

•
Cash Sale of the Underlying Collateral – If we determine through a thorough review process that it is advantageous to sell the property that secures a nonperforming loan at a loss rather than to continue to hold the property and incur additional costs, we may sell the property for cash.

•	New Borrower Assumption –If we can identify new qualified borrowers to assume the initial loan amount, we will convert the nonperforming loan into a performing loan.
•
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

•
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

Real Estate Owned

Real estate owned consists of property acquired through foreclosures on mortgage loans.  Our interests in real estate owned may be held directly by us, or through limited liability companies.  In the case where we are one of several investors in a larger loan, such loans are foreclosed upon using a limited liability company to facilitate foreclosing our lender interest along with private investors who hold the remaining loan balance and have similar economic interests.   At June 30, 2008, we held real estate through 13 limited liability companies and our ownership percentage ranged from 12.4% to 100%. We recorded real estate held directly or through limited liability companies at the lower of the recorded amount of our related mortgage loan being foreclosed (net of any impairment reserve), or our economic interest in the property's estimated fair value, less estimated costs to sell, with fair value based on appraisals and local market conditions.

At June 30, 2008 and December 31, 2007, we had a carrying balance in real estate owned of $29.2 million and $15.7 million, respectively. Real estate owned consisted of 72% undeveloped land, 10% single family residential lots, 15% existing commercial buildings and 3% other.

During the six months ended June 30, 2008, we foreclosed on properties with an aggregate original loan balance of $34.9 million, with a related allowance for loan loss of $16.4 million, and additional capitalized costs of $273,000.  We did not sell any real estate owned during the six-month period ending June 30, 2008. We did, however, contribute 44 lots valued at $2.5 million to a joint venture in which we have a 50% noncontrolling ownership interest.

Equity Investments in Real Estate

In order to minimize potential losses and facilitate our resolution strategy with respect to nonperforming loans, we have contributed real estate assets acquired through foreclosure to operating joint ventures with investors/developers who provide additional financing and development expertise.

In March 2008, we formed a joint venture with a homebuilder for the construction of 44 single family homes in Las Vegas, Nevada. We contributed 44 lots to the joint venture, which we had previously acquired through foreclosure and classified as real estate owned. This venture is accounted for under the equity method of accounting since we have a 50% noncontrolling ownership interest. Our venture partner manages the operations of the joint venture. All major decisions require the approval of both joint venturers, and voting rights and the sharing of profits and losses are in proportion to the ownership percentages of each joint venture partner. We recorded our initial investment at $2.5 million, the carrying value of the lots, and we will record our net equity in income and cash contributions and distributions.  There were no reportable operations for the three and six months ended June 30, 2008.  We have no responsibility to provide additional funding to the venture. Additional funding for the construction of homes and sales of such will be provided by our venture partner.  Our share of losses, if any, would be limited to the value of lots contributed.

Sale of Consolidated Mortgage

In November 2007, our subsidiary, TRS, sold all of the issued and outstanding units of Consolidated Mortgage to Sandstone, for the following consideration:

•	293,001 of our common stock with a value of $4.4 million based on the last offering of its common stock at a per share price of $15 per share. We subsequently retired the 293,001 shares of stock.
•	$105,000 in cash.
•
A $15.5 million promissory note payable by Consolidated Mortgage to the order of TRS. The note bears interest at 9.0% per annum.  Principal and interest payments are due quarterly beginning on March 31, 2008.  The note matures in December 2017.  The note is secured by all of the outstanding membership units of Consolidated Mortgage.   We earned interest of $344,000 and 697,000 for the three and six months ended June 30, 2008.

In addition to the consideration received, we will receive a contingent installment payment from Consolidated Mortgage on loans we fund in the future. The $8.25 million contingent payment is payable as follows:  Sandstone will pay or cause Consolidated Mortgage to pay to TRS, on the last day of each calendar quarter, an amount equal to: (i) 1% of the principal amount of all mortgage loans originated or brokered by Consolidated Mortgage or any of its affiliates and funded by us during such calendar quarter for the first $200 million of mortgage loans funded during each calendar year; and (ii) 0.5% of the principal amount of all mortgage loans originated or brokered by Consolidated Mortgage and funded by us during such calendar quarter in excess of $200 million during each calendar year, commencing on December 31, 2007 and continuing on the last day of each calendar quarter thereafter, until TRS has received $8.25 million.  TRS’ right to receive the Installment Payment is secured by all of the outstanding membership units of Consolidated Mortgage.   For the three and six month periods ending June 30, 2008, we recognized income of $3,000 and $134,000 respectively, related to the contingent installment payment, of which $63,000 remained unpaid at June 30, 2008.

We also entered into a loan origination agreement with Consolidated Mortgage and Sandstone, which terminates one month after the last day of the month in which the Installment Payment is paid in full.  During the term of the Loan Origination Agreement, we will have the right to fund all mortgage loans identified by Consolidated Mortgage or any affiliate of Sandstone or Consolidated Mortgage that becomes engaged in the business of originating or brokering commercial loans. During the six months ended June 30, 2008, we funded $13.8 million in loans originated by Consolidated Mortgage.

Due to the sale of Consolidated Mortgage in November 2007, its operations are not reflected in our 2008 financial statements.  Included in our Consolidated Statement of Operations for the three and six month periods ending June 30, 2007 was $154,000 and $304,000, respectively of net interest income, $3.9 million and $6.4 million, respectively of non-interest income, $2.3 million and $4.0 million, respectively of non-interest expense and $1.7 million and $2.7 million of net income before taxes related to the operations of Consolidated Mortgage, which are not presented as discontinued operations, because Consolidated Mortgage continues to originate and service loans for us, and we share certain members of our management team in common.

Consolidated Mortgage was not in compliance with certain financial covenants contained in the $15.5 million promissory note payable to TRS at December 31, 2007, March 31, 2008 and June 30, 2008.  Our board of directors has formed a special committee of independent directors to review the financial covenants and approve a strategy to resolve the defaulted status of the loan.  Subsequent to June 30, 2008, the special committee has granted Consolidated Mortgage a limited waiver until October 10, 2008 either to enter into an amendment to the loan agreement to modify such financial covenants upon terms and conditions and in form and substance satisfactory to TRS or demonstrate that Consolidated Mortgage is in compliance with the loan agreement and will be in compliance with the loan agreement at December 31, 2008.  Consolidated Mortgage has timely made all principal and interest payments due under the promissory note, and we do not believe the promissory note is impaired.

Results of Operations for the three months ended June 30, 2008 compared to the three months ended June 30, 2007

Revenues

Interest income is generated on mortgage investments, loans held for sale and our note receivable from Consolidated Mortgage. Interest income decreased $3.4 million, or 59.9%, to $2.3 million for the quarter ended June 30, 2008 from $5.7 million for the quarter ended June 30, 2007. Our original loan balance of nonperforming loans and real estate owned increased to $112.9 million as of June 30, 2008 from $42.1 million as of June 30, 2007. The increased balance of nonperforming loans and real estate owned lowered the average yield on the total portfolio to 5.9% in the second quarter of 2008 from 13.0% in the second quarter of 2007.

Non-interest income decreased $3.2 million, or 92.9%, to $247,000 for the quarter ended June 30, 2008 from $3.5 million for the quarter ended June 30, 2007 primarily due to the sale of Consolidated Mortgage in November 2007. During the quarter ended June 30, 2007, we recognized loan brokerage fees and servicing fees of $3.2 million related to the activities of Consolidated Mortgage.

Expenses

Interest expense consists of interest on our mortgage loans, credit facility, and junior subordinated notes payable. Interest expense decreased 17.3%, to $842,000 during the second quarter of 2008 from $1.0 million for the second quarter of 2007. This decrease was a result of a decrease in the average interest rate on our variable rate debt to 7.6% in the second quarter of 2008, from 8.9% in the second quarter of 2007.  There was no material change in the average outstanding debt balance during the second quarter of 2008 compared to the second quarter of 2007.

The provision for loan losses was $5.4 million for the quarter ended June 30, 2008 compared to $109,000 for the quarter ended June 30, 2007.  The increase in the provision was due to a decline in the real estate and credit markets, causing the collateral securing our loans to decrease in value. We reviewed all of our mortgage investments as of June 30, 2008, and provided a specific allowance for loan losses on 29 loans.  Four of the 29 loans accounted for 77.8% of the current quarter provision for loan losses.

Non-interest expense increased $759,000 or 21.3%, to $4.3 million for the second quarter of 2008 compared to $3.6 million for the second quarter of 2007. This increase is almost entirely attributable a $2.8 million impairment of real estate owned in the second quarter of 2008.  Excluding the impairment of real estate owned, non-interest expense decreased $2.0 million or 57.5% to $1.5 million for the second quarter of 2008, compared to $3.6 million for the same period in 2007.  This decrease is due to the sale of Consolidated Mortgage and the expenses associated with its operations which were included in the second quarter of 2007.  There was also a decrease in the second-tier compensation paid to our Advisor due to the decrease in portfolio performance.

Results of Operations for the six months ended June 30, 2008 compared to the six months ended June 30, 2007

Revenues

Interest income is generated on mortgage investments, loans held for sale and our note receivable from Consolidated Mortgage. Interest income decreased $6.3 million, or 55.7%, to $5.0 million for the six months ended June 30, 2008 from $11.4 million for the six months ended June 30, 2007. Our balance of nonperforming loans and real estate owned increased to $112.9 million as of June 30, 2008 from $42.1 million as of June 30, 2007. The increased balance of nonperforming loans and real estate owned lowered the average yield on our total portfolio to 6.2 % in the first six months of 2008 from 13.0% in the first six months of 2007.

Non-interest income decreased $5.1 million, or 89.1%, to $622,000 for the six months ended June 30, 2008 from $5.7 million for the six months ended June 30, 2007 primarily due to the sale of Consolidated Mortgage in November 2007. During the six months ended June 30, 2007, we recognized loan brokerage fees and servicing fees of $5.3 million related to the activities of Consolidated Mortgage.

Expenses

Interest expense consists of interest on our mortgage loans, credit facility, and junior subordinated notes payable. Interest expense decreased 15.7%, to $1.7 million during the first six months of 2008 from $2.0 million in the first six months of 2007. This decrease was a result of a decrease in the average interest rate on our variable rate debt to 7.6% in the first six months of 2008, from 8.9% in the first six months of 2007.  There was no material change in the average outstanding debt balance during the first six months of 2008 compared to the first six months of 2007.

The provision for loan losses was $5.7 million for the six months ended June 30, 2008 compared to $213,000 for the six months ended June 30, 2007.  The increase in the provision was due to a decline in the real estate and credit markets, causing the collateral securing our loans to decrease in value.  During the six months ended June 30, 2008, we provided a specific allowance for loan losses on 30 loans, four of which accounted for 73.5% of the total provision for loan losses.

Non-interest expense decreased $852,000 or 13.4%, to $5.5 million for the six months ended June 30, 2008 compared to $6.4 million for the six months ended June 30, 2007. After removing the effect of a $2.8 million impairment charge included in non-interest expense for the six months ended June 30, 2008, non-interest expense decreased $3.7 million or 57.3% compared to the same period in 2007.  This decrease is due to the sale of Consolidated Mortgage and the expenses associated with its operations which were included in the first six months of 2007.  There was also a decrease in the second-tier compensation paid to our Advisor due to the decrease in portfolio performance.

Taxable Income

REIT taxable income is calculated according to the requirements of the Internal Revenue Code. The following table reconciles our net income to REIT taxable income for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income (loss)	$(7,901,678)	$4,350,186	$(7,095,786)	$8,296,537
Adjustments to net income (loss):
Provision for loan losses	5,356,108	108,949	5,667,096	213,351
Impairment of real estate	2,805,749	-	2,806,806	-
Actual losses on sale of real estate or loans	-	-	(299,965)	-
Net adjustment for TRS income	120,190	(460,166)	180,539	(383,375)

REIT taxable income	$380,369	$3,998,969	$1,258,690	$8,126,513

Our income calculated for tax purposes differs from income calculated in accordance with GAAP primarily because the financial statements of the REIT and its taxable REIT subsidiaries are consolidated for GAAP purposes while they are not consolidated for tax purposes. The distinction between taxable income and GAAP income is important to our stockholders because distributions are declared on the basis of REIT taxable income. While we generally will not be required to pay income taxes on our REIT taxable income as long as we satisfy the REIT provisions of  the Internal Revenue Code, each year we will be required to complete a U.S. federal income tax return wherein taxable income is calculated. This taxable income level will determine the minimum level of distribution we must pay to our stockholders. There are limitations associated with REIT taxable net income. For example, this measure does not reflect net capital losses during the period and, thus, by itself is an incomplete measure of our financial performance over any period. As a result, our REIT taxable income should be considered in addition to, and not as a substitute for, our GAAP-based net income as a measure of our financial performance.

Liquidity and Capital Resources

Our principal sources of working capital and funds for additional investments primarily include: principal and interest collections on existing mortgage loan investments, proceeds from the sale of foreclosed assets and proceeds from the disposition of non-performing loans.  We believe these sources of funds will be sufficient to meet our short-term liquidity needs which are comprised primarily of dividend payments, payments on our junior subordinated notes payable, mortgage payments on the two buildings we own, and general working capital needs. With a debt to total capital ratio of 27.6% as of June 30, 2008, we believe our balance sheet strength will enable us to work through this challenging real estate market.  We expect cash flows from operating activities to increase as the market conditions improve and we are able to implement our resolution strategy on our real estate investments.

Cash Flows

Net cash provided by operating activities for the six months ended June 30, 2008 was $767,000 compared to $9.7 million for the six months ended June 30, 2007. The decrease in net cash flow from operating activities is due to a decrease in net income and the net activity in mortgage loans originated for sale and mortgage loans sales.

Net cash provided by investing activities for the six months ended June 30, 2008 was $2.1 million compared to ($18.3) million of cash used in investing activities for the six months ended June 30, 2007.  The increase in net cash flow from investing activities was a result of a decrease in the amount of investments in real estate mortgages.  We expect cash flows from investing activities to continue to decrease as outstanding loans are paid off and we use the proceeds to reinvest into new investments in real estate mortgages.

Net cash used in financing activities for the six months ended June 30, 2008, was ($2.6) million compared to $8.8 million of cash provided by financing activities for the six months ended June 30, 2007.  The decrease in cash flow from financing activities is primarily a result of the decrease in the issuance of common stock during the first six months of 2008 compared to the first six months of 2007.  We do not expect cash flow from financing activities to increase significantly due to the suspension and expiration of the offering of shares of our common stock during the first quarter of 2008.

Since we rely primarily on repayment of outstanding loans to provide capital, the significant level of defaults on our outstanding loans has reduced the funds we have available for investing in new loans.  Additional defaults on our outstanding loans could further reduce the funds we have available for investing in new loans. Extended foreclosure proceedings may also result in significant delays in the return of invested funds. These circumstances have reduced and may further reduce our capital resources and impair our ability to invest in new loans. Nonperforming mortgage investments and real estate owned as of June 30, 2008 had a carrying balance of $47.3 million and $29.2 million respectively. We also had performing loans as of June 30, 2008 with a carrying balance of $44.9 million.

It is likely that nonperforming loans and real estate assets will produce minimal, if any, current earnings until they are sold or an alternative resolution option becomes available. The disposition of these assets cannot be predicted; however our Advisor believes that over time the proceeds generated from the resolution of these nonperforming and real estate assets will provide capital for reinvestment into performing assets or reduction in outstanding debt as deemed appropriate by our Advisor. While we believe our assets are fairly stated, our balance sheet contains significant estimates related to the allowance for loan losses and the impairment of real estate owned.  With the volatility in the current real estate market, our estimates on any individual asset or on the portfolio as a whole may vary. These estimates are based upon a thorough evaluation by our Advisor of collectability based on prevailing economic conditions, historical experience, unique characteristics of the loan, borrowers’ financial condition, industry trend and an estimated net realizable value of any underlying collateral in relation to the real estate loan amount.

Our operating costs are relatively low.  We have no employees, a relatively low debt level, low overhead costs and low net carrying costs associated with our assets.  Our operating revenues are used primarily to pay our operating expenses and make distributions to our stockholders.  In order to continue to qualify as a REIT and to avoid corporate-level tax on the income we distribute to our stockholders, we are required to distribute at least 90% of our REIT taxable income on an annual basis. In general, our liquidity requirements consist of new loan fundings, operating expenses, and principal and interest payment obligations on our debt.  Since we are not currently publicly offering our equity securities for sale, we will utilize principal and interest collections on existing mortgage loan investments, proceeds from the sale of foreclosed assets and proceeds from the disposition of nonperforming loans as our primary sources of funds to invest in new loans, pay operating expenses, service our debt, and pay dividends to our stockholders as available.  We believe that these cash resources are sufficient to satisfy our immediate liquidity requirements, and we do not anticipate a need to raise funds from other than these sources within the next 12 months.  We believe we have sufficient financial resources to continue our operations into the foreseeable future.  However, given the current market conditions, there can be no assurance that we will be able to continue to generate funds through these sources.  A reduction in the availability of the above sources of funds could have a material adverse effect on our financial condition and results of operations.

Contractual Obligations

The following table sets forth information about certain of our contractual obligations as of June 30, 2008:
	Payments due by Period
	Total	Less than 1 year (1)	1 – 3 years	3 – 5 years	More than 5 years
Long-Term Debt Obligations
Junior subordinated notes	$30,928,000	$-	$-	$-	$30,928,000
Mortgages	8,012,475	132,962	2,193,528	731,835	4,954,150
Short-Term Debt Obligations				-	-
Line of Credit	3,569,000	3,569,000	-	-	-
Total	$42,509,475	$3,701,962	$2,193,528	$731,835	$35,882,150

(1) Amount represents balance of obligation for the remainder of the 2008 year.

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

Real Estate Owned

Real estate owned consists of property acquired through foreclosures on mortgage loans.  Our interests in real estate owned may be held directly by us, or through limited liability companies.  In the case where we are one of several investors in a larger loan, such loans are foreclosed upon using a limited liability company to facilitate foreclosing our lender interest along with private investors who hold the remaining loan balance and have similar economic interests. We recorded real estate held directly or through limited liability companies at the lower of the recorded amount of our related mortgage loan being foreclosed (net of any impairment reserve), or our economic interest in the property's estimated fair value, less estimated costs to sell, with fair value based on appraisals and local market conditions.

On a periodic basis, management assesses whether there are any indicators that the fair value of our investments in real estate owned may be other than temporarily impaired. An investment is considered impaired if the fair value of the investment, as estimated by management, is less than the carrying value of the investment. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the fair value of the investment.

Equity Investments in Real Estate

To facilitate our resolution strategy with respect to nonperforming loans, we have contributed real estate assets acquired through foreclosure to operating joint ventures with investors/developers who provide additional financing and development expertise.

We evaluate our investments in partially owned entities in accordance with FIN 46R. We account for our investments in unconsolidated real estate ventures under the equity method of accounting as it is not the primary beneficiary for a “variable interest entity,” or a “VIE,” and the Company exercises significant influence, but does not control these entities under the provisions of the entities’ governing agreements pursuant to EITF 04-05. These investments are recorded initially at cost or impaired value, as investments in real estate entities, and subsequently adjusted for equity in earnings and cash contributions and distributions in accordance with AICPA (American Institute of Certified Public Accountants) Statement of Position No. 78-9, Accounting for Investments in Real Estate Ventures.

On a periodic basis, management assesses whether there are any indicators that the fair value of our investments in equity investments in real estate may be other than temporarily impaired. An investment is considered impaired if the fair value of the investment, as estimated by management, is less than the carrying value of the investment. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the fair value of the investment.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  This statement has modified the methodology for the measurement of “Fair Value of Financial Instruments.” This change has had a significant impact on the estimated fair value of our financial instruments as of June 30, 2008.  See Note 14 - Fair Value of Financial Instruments.

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

Based on our loans and liabilities as of June 30, 2008, and assuming the balances of these loans and liabilities remain unchanged for the subsequent twelve months, a 1% increase in interest rates would decrease our annual net income and cash flows by approximately $326,000. This decrease is due to our fixed rate investments and variable rate debt. Based on our loans and liabilities as of June 30, 2008, and assuming the balances of these loans and liabilities remain unchanged for the subsequent twelve months, a 1 % decrease in interest rates would increase our annual net income and cash flows by approximately $326,000. This increase again is due to our fixed rate investments and variable rate debt.

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

Item 4T. Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation,  our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report and as a result of the material weakness in our internal controls that was identified in connection with our December 31, 2007 audit, described below, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.   However, notwithstanding the material weakness that existed as of December 31, 2007, management has concluded that the consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States.

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

We have discussed the material weakness in our internal control over financial reporting with the Audit Committee of our Board of Directors and with Hancock Askew & Co. LLP, our independent registered public accounting firm. In response, beginning in March 2008 and continuing during the second quarter of 2008, we began taking measures to remediate the material weakness in our internal control, which measures have included the following:

•	expanding our external consulting expertise and engaging additional external consulting expertise; and

•	expanding the capacity and expertise of our internal accounting staff.

During the most recent quarter ended June 30, 2008, other than as discussed above, there have been no significant changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, as discussed above, changes have been implemented that will continue to occur subsequent to the period covered by this Form 10-Q to add additional controls to continue to remediate and correct the material weakness in internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings
During the period covered by this report, there were no material changes to legal proceedings discussed in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 1A. Risk Factors
During the period covered by this report, there were no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Our second public offering of common stock was suspended by our board of directors on February 22, 2008.  This decision was made in anticipation of the expiration of the offering, which would not allow sales of shares to occur after March 22, 2008 pursuant to the prospectus.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Submission of Matters to a Vote of Security Holders
None.

Item 5. Other Information
None.

Item 6. Exhibits
a) Exhibits

3.1	Third Amended and Restated Articles of Incorporation (included as Exhibit 3.1 to Form 10-K filed on March 31, 2008 and incorporated herein by reference).
3.2	Bylaws of the Company (included as Exhibit 3.2 to Amendment No.2 to the Registrant’s Registration Statement on Form S-11 (File No. 333-111643) and incorporated herein by reference).
10.1
Second Supplemental Indenture, dated as of June 6, 2008, between Desert Capital REIT, Inc., and The Bank of New York Trust Company, National Association (as successor to JP Morgan Chase Bank, National Association), as Trustee (included as Exhibit 10.1 to Form 8-K filed on June 6, 2008 and incorporated herein by reference.)

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

DESERT CAPITAL REIT, INC.

August 13, 2008	/s/ TODD B. PARRIOTT
Todd B. Parriott,
President and Chief Executive Officer (Principal Executive Officer)

August 13, 2008	/s/ STACY M. RIFFE
Stacy M. Riffe,
Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

3.1	Third Amended and Restated Articles of Incorporation (included as Exhibit 3.1 to Form 10-K filed on March 31, 2008 and incorporated herein by reference).
3.2	Bylaws of the Company (included as Exhibit 3.2 to Amendment No.2 to the Registrant’s Registration Statement on Form S-11 (File No. 333-111643) and incorporated herein by reference).
10.1
Second Supplemental Indenture, dated as of June 6, 2008, between Desert Capital REIT, Inc., and The Bank of New York Trust Company, National Association (as successor to JP Morgan Chase Bank, National Association), as Trustee (included as Exhibit 10.1 to Form 8-K filed on June 6, 2008 and incorporated herein by reference.)

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