Form 10-Q
period 2008-09-30
DESERT CAPITAL REIT INC
filed 2008-11-13
CIK 1274055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark one)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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
Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
Yes ☐ No ☑

The number of shares of the registrant's common stock, par value $0.01 per share, outstanding as of November 10, 2008 was 16,835,867.

DESERT CAPITAL REIT, INC.
FORM 10-Q
For the Quarter Ended September 30, 2008

Part I. Financial Information

Item 1. Consolidated Financial Statements

DESERT CAPITAL REIT, INC.
Consolidated Balance Sheets

	September 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
Mortgage investments - net of allowance for loan losses of $17,161,528 at September 30, 2008 and $25,444,130 at December 31, 2007	$84,683,584	$118,017,926
Loans held for sale	-	2,139,200
Real estate owned	29,835,588	15,652,282
Equity investments in real estate	2,463,247	-
Notes receivable from related party - net of allowance for loan losses of $2,124,731 at September 30, 2008 and $0 at December 31, 2007	12,600,269	15,500,000
Building and equipment - net	6,936,870	7,235,939
Land	1,820,000	1,820,000
Cash and cash equivalents	154,253	162,753
Restricted cash	1,180,789	-
Interest receivable	635,943	1,464,261
Deferred financing costs	949,350	975,043
Other investments	1,928,000	1,928,000
Other assets	1,166,503	818,715

Total assets	$144,354,396	$165,714,119

LIABILITIES AND STOCKHOLDERS' EQUITY
Credit facility	$1,836,900	$2,139,200
Mortgage payable	7,961,804	8,132,769
Junior subordinated notes payable	30,928,000	30,928,000
Dividends payable	430,052	1,675,814
Deferred income taxes	423,914	738,423
Accounts payable and accrued expenses	1,381,941	1,052,637

Total liabilities	42,962,611	44,666,843

Preferred stock, $0.01 par value: 15,000,000 shares authorized, none outstanding	-	-
Common stock, $0.01 par value: 100,000,000 shares authorized; 16,835,867 and 16,724,549
shares issued and outstanding on September 30, 2008, and December 31, 2007, respectively	168,359	167,246
Additional paid-in capital	165,723,370	164,370,179
Accumulated deficit	(64,499,944)	(43,490,149)

Total stockholders' equity	101,391,785	121,047,276

Total liabilities and stockholders' equity	$144,354,396	$165,714,119

The accompanying condensed notes are an integral part of these consolidated financial statements.

DESERT CAPITAL REIT, INC.
Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
INTEREST INCOME:
Mortgage investments	$1,493,342	$4,410,062	$5,495,202	$15,488,818
Other interest	311,112	170,633	1,351,161	478,800

Total interest income	1,804,454	4,580,695	6,846,363	15,967,618

Interest expense	693,251	1,032,804	2,388,555	3,043,706

Net interest income	1,111,203	3,547,891	4,457,808	12,923,912
Provision for loan losses	7,228,360	1,585,080	12,895,456	1,798,431

Net interest income after provision for loan loss	(6,117,157)	1,962,811	(8,437,648)	11,125,481

NON-INTEREST INCOME:
Loan brokerage fees	-	1,223,177	-	5,696,746
Service and other loan fees	-	231,893	-	1,017,923
Other	221,229	342,198	843,696	794,441

Total non-interest income	221,229	1,797,268	843,696	7,509,110

NON-INTEREST EXPENSE:
Impairment of real estate owned	1,931,132	-	4,737,938	-
Compensation	-	546,610	-	1,563,377
Management fees	421,728	505,986	1,267,601	3,286,149
Professional fees	202,736	502,819	992,471	1,380,165
Insurance	197,529	116,039	482,550	323,328
Depreciation	121,716	195,641	364,025	586,923
Advertising	-	350,453	148	691,313
Other	325,283	432,048	883,717	1,199,127

Total non-interest expense	3,200,124	2,649,596	8,728,450	9,030,382

Net income before taxes	(9,096,052)	1,110,483	(16,322,402)	9,604,209

Income tax expense (benefit)	(219,462)	369,915	(350,026)	567,103

Net income	$(8,876,590)	$740,568	$(15,972,376)	$9,037,106

Earnings per share - basic	$(0.53)	$0.04	$(0.95)	$0.56

Earnings per share - diluted	$(0.53)	$0.04	$(0.95)	$0.56

Weighted average outstanding shares - basic	16,825,212	16,707,393	16,805,341	16,053,992

Weighted average outstanding shares - diluted	16,825,212	16,747,103	16,805,341	16,087,252

The accompanying condensed notes are an integral part of these consolidated financial statements.

DESERT CAPITAL REIT, INC.
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2008	2007
OPERATING ACTIVITIES
Net income (loss)	$(15,972,376)	$9,037,106
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	389,718	612,616
Stock based compensation	185,360	200,000
Provision for loan losses	12,895,456	1,798,431
Impairment of real estate owned	4,737,938	-
Gain on sale of loans	(18,449)	-
Deferred tax benefit	(314,509)	-
Mortgage loans originated for sale	(6,332,000)	(35,177,750)
Mortgage loan sales	7,134,300	37,045,750
Net change in:
Interest receivable	828,318	173,271
Other assets	(347,508)	(407,516)
Deferred origination fees	-	(281,545)
Accounts payable	53,150	(936,997)
Net cash provided by operating activities	3,239,398	12,063,366

INVESTING ACTIVITIES
Investment in real estate mortgages	(10,474,094)	(62,126,066)
Proceeds from repayments of real estate mortgages	10,116,204	47,856,291
Proceeds from sales of real estate mortgages	3,164,323	-
Proceeds from repayment of note receivable from related party	775,000	-
Other investments	-	(1,000,000)
Acquisition of building and equipment	(64,956)	(197,653)
Net cash provided by (used in) investing activities	3,516,477	(15,467,428)

FINANCING ACTIVITIES
Net borrowings on credit facility	(302,300)	(1,868,000)
Restricted Cash	(1,180,789)	-
Principal repayments of mortgage loans	(170,965)	(51,119)
Issuance of common stock	382,508	26,601,286
Dividends on common stock	(5,416,284)	(10,485,194)
Offering costs paid	(76,545)	(2,851,759)
Shares redeemed and retired	-	(3,431,775)
Net cash provided by (used in) financing activities	(6,764,375)	7,913,439

Net increase (decrease) in cash and cash equivalents	(8,500)	4,509,377
Cash and cash equivalents at beginning of period	162,753	2,434,948
Cash and cash equivalents at end of period	$154,253	$6,944,325

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,512,876	$3,040,757
Cash paid for taxes	-	668,824

Supplemental schedule of non-cash investing and financing:
Common stock issued for dividend reinvestment program	$866,897	$3,792,461
Common stock dividends declared but not paid	430,052	1,695,609
Offering costs incurred but not paid	17,002	16,464
Foreclosed real estate acquired in exchange for loans	21,384,491	12,596,559
Real estate assets owned contributed to equity investments in real estate	2,463,247	-

The accompanying condensed notes are an integral part of these consolidated financial statements.

DESERT CAPITAL REIT, INC.
Consolidated Statements of Changes in Stockholders' Equity
(unaudited)

	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at December 31, 2007	16,724,549	$167,246	$164,370,179	$(43,490,149)	$121,047,276

Issuance of common stock	111,318	1,113	1,433,932	-	1,435,045

Dividends on common stock	-	-	-	(5,037,419)	(5,037,419)

Offering costs	-	-	(80,741)	-	(80,741)

Net income	-	-	-	(15,972,376)	(15,972,376)

Balance at September 30, 2008	16,835,867	$168,359	$165,723,370	$(64,499,944)	$101,391,785

The accompanying condensed notes are an integral part of these consolidated financial statements.

Desert Capital REIT, INC.
Condensed Notes to Unaudited Consolidated Financial Statements
September 30, 2008

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

All of our loan origination and loan servicing activities were conducted through Consolidated Mortgage, LLC, (“Consolidated Mortgage”) which was our wholly-owned subsidiary through November 2007 at which time it was sold to Sandstone Equity Investors, LLC (“Sandstone” or “Advisor”), a related party.  Consolidated Mortgage continues to originate and service loans for us.  We have a right of first refusal for the purchase of all new loans originated by Consolidated Mortgage.

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

Basis of Presentation
The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the financial statements filed on Form 10-K/A and the related management's discussion and analysis of financial condition and results of operations filed on Form 10-K for the fiscal year ended December 31, 2007.  In our opinion, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of results that may be expected for the entire year ending December 31, 2008.

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

Reclassifications
Certain reclassifications have been made in the investing activities section of the consolidated statement of cash flow for the nine months ended September 30, 2007 within the captions “Investment in real estate mortgages” and “Proceeds from repayment/sale of real estate mortgages” to reflect gross receipts and payments of mortgage investments.  Board of Directors’ compensation has been reclassified from “Compensation” to “Other” in the non-interest expense section of the statement of operations for the three and nine months ended September 30, 2007.   These reclassifications were made to reflect such items consistent with our 2008 presentation and had no impact on our cash flow from investing activities, net income, or balance sheet as previously reported.

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

        Loans Held for Sale
Loans held for sale are recorded at the lower of cost or market value.  As of September 30, 2008, an outstanding loan with a balance of $1.3 million previously classified as loans held for sale was reclassified into mortgage investments. During  November 2008, the loan became nonperforming.

Real Estate Owned
Real estate owned consists of property acquired through foreclosures on mortgage loans.  Our interests in real estate owned may be held directly by us, or through limited liability companies.  In the case where we are one of several investors in a larger loan, such loans are foreclosed upon using a limited liability company to facilitate foreclosing our lender interest along with private investors who hold the remaining loan balance and have similar economic interests. We recorded real estate held directly or through limited liability companies at the lower of the recorded amount of our related mortgage loan being foreclosed (net of any impairment charge), or our economic interest in the property's estimated fair value, less estimated costs to sell, with fair value based on appraisals and local market conditions.

On a periodic basis, management assesses whether there are any indicators that the fair value of our investments in real estate owned may be impaired. An investment is considered impaired if the fair value of the investment, as estimated by management, is less than the carrying value of the investment. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the fair value of the investment.

 Equity Investments in Real Estate
We have contributed certain real estate assets acquired through foreclosure to operating joint ventures with investors/developers who provide additional financing and development expertise.

We evaluate our investments in partially owned entities in accordance with FIN 46R. We generally account for our investments in unconsolidated real estate ventures under the equity method of accounting as we are not the primary beneficiary for a “variable interest entity,” or a “VIE,” and we exercise significant influence, but do not control these entities under the provisions of the entities’ governing agreements pursuant to EITF 04-05. These investments are recorded initially at cost or impaired value, as investments in real estate entities, and subsequently adjusted for equity in earnings and cash contributions and distributions in accordance with AICPA (American Institute of Certified Public Accountants) Statement of Position No. 78-9, Accounting for Investments in Real Estate Ventures.

On a periodic basis, management assesses whether there are any indicators that the fair value of our investments in equity investments in real estate may be impaired. An investment is considered impaired if the fair value of the investment, as estimated by management, is less than the carrying value of the investment. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the fair value of the investment.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  This statement has modified the methodology for the measurement of “Fair Value of Financial Instruments.”  This change has had a significant impact on the estimated fair value of our junior subordinated notes.  In October 2008, the FASB issued FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP No. FAS 157-3”), which clarifies the application of SFAS No. 157 in a market that is not active. The adoption of FSP No. FAS 157-3, which was effective upon issuance for prior periods for which the financial statements had not been issued, did not have a material impact on the Company’s financial condition, results of operations or cash flows.  See Note 13 - Fair Value of Financial Instruments.

Note 3 - Mortgage Investments

Mortgage investments represent first and second lien positions on acquisition and development, construction and commercial property loans. As of September 30, 2008, all of our loans had fixed interest rates and provided for payment of interest only with a “balloon” payment of principal payable in full at the end of the term.  Set forth below is the total outstanding principal amount of our mortgage investments by category.

	September 30, 2008	December 31, 2007
Acquisition and development loans	$79,306,649	$107,598,051
Construction loans	8,129,563	17,665,105
Commercial property loans	14,408,900	18,198,900
Balance per loan portfolio	101,845,112	143,462,056
Allowance for loan losses	(17,161,528)	(25,444,130)
Mortgage investments - net	$84,683,584	$118,017,926

As of September 30, 2008 and December 31, 2007, 13% and 22%, respectively, of the principal balance of the outstanding mortgage notes were secured by second liens. As of September 30, 2008 and December 31, 2007, the portfolio had a weighted average contractual interest rate of 12.5% and 13.4%, respectively.

Our mortgage portfolio is primarily concentrated in the Southwestern United States. As of September 30, 2008 and December 31, 2007, 82% and 87%, respectively, of the principal balance of our portfolio was invested throughout Nevada, California, and Arizona. Our borrowers’ ability to repay our notes is dependent upon the real estate and general economic conditions in these areas.

We have a significant concentration of credit risk with our largest borrowers.  At September 30, 2008, the aggregate original principal balance of loans to our four largest borrowers was $50.2 million representing approximately 49.3% of the original principal balance of our mortgage investments and 59.3% of the carrying balance of our mortgage investments.

As of September 30, 2008, we had 48 loans in our portfolio, of which 33 loans from 11 separate borrowers were on nonaccrual status.  The aggregate balance of these nonperforming loans was $104.9 million of which our portion was $66.7 million, with the remaining balance being held by private investors.   Our balance on these loans ranged from $8,900 to $9.5 million. Of the 33 nonperforming loans, 28 were first lien loans totaling $54.5 million and five were second lien loans totaling $12.2 million.

Nonperforming and impaired loans
Details on nonperforming and impaired loans and related allowances are as follows:

	September 30, 2008
	Balance	Allowance for loan losses	Balance, net of allowance
Nonperforming loans – no related allowance	$18,219,805	$-	$18,219,805
Nonperforming loans – related allowance	48,456,407	(16,228,689)	32,227,718
Subtotal nonperforming loans	66,676,212	(16,228,689)	50,447,523

Performing loans – no related allowance	32,673,900	-	32,673,900
Performing loans – related allowance	2,495,000	(932,839)	1,562,161
Subtotal performing loans	35,168,900	(932,839)	34,236,061

Total	$101,845,112	$(17,161,528)	$84,683,584

	December 31, 2007
	Balance	Allowance for loan losses	Balance, net of allowance
Nonperforming loans – no related allowance	$18,001,625	$-	$18,001,625
Nonperforming loans – related allowance	20,734,032	(7,010,629)	13,723,403
Subtotal nonperforming loans	38,735,657	(7,010,629)	31,725,028

Performing loans – no related allowance	62,378,668		62,378,668
Performing loans – related allowance	42,347,731	(18,433,501)	23,914,230
Subtotal performing loans	104,726,399	(18,433,501)	86,292,898

Total	$143,462,056	$(25,444,130)	$118,017,926

During the nine month period ended September 30, 2008, we sold our portion of seven loans with a carrying balance of $3.2 million for cash proceeds of $3.2 million.

Subsequent to September 30, 2008, and prior to the issuance of this report, four performing loans with a carrying balance of $23.9 million were placed on nonaccrual status.

Note 4 – Real Estate Owned

At September 30, 2008, we held real estate through 14 limited liability companies, and our ownership percentage ranged from 10% to 100%.

During the nine months ended September 30, 2008, we foreclosed on properties with an aggregate original loan balance of $39.4 million, net of related allowance for loan loss of $18.3 million and additional capitalized costs of $273,000.  We did not dispose of any real estate owned through sale during the nine month period ending September 30, 2008. During March 2008 we contributed 44 lots valued at $2.5 million to a joint venture in which we have a 50% noncontrolling ownership interest.  (See Note 5 - Equity Investments in Real Estate.)

At September 30, 2008 and December 31, 2007, we had a balance in real estate owned of $29.8 million and $15.7 million, respectively.  The following summary provides an analysis of the changes in real estate owned during the nine months ended September 30, 2008:

Real Estate Owned
Balance December 31, 2007	$15,652,282
Foreclosures	21,384,491
Impairments	(4,737,938)
Real estate contributed as equity in joint ventures	(2,463,247)
Balance September 30, 2008	$29,835,588

Following is a summary of real estate owned as of September 30, 2008 and December 31, 2007:

Description	Location	September 30, 2008	December 31, 2007
Undeveloped land	AZ, CA, NV	$19,407,452	$6,960,794
Single family residential lots	AZ, NV	2,878,001	5,595,927
Office building	NV, TX	4,303,707	2,190,204
Other	NV, UT	3,246,428	905,357
		$29,835,588	$15,652,282

Note 5 – Equity Investments in Real Estate

In March 2008, we formed a joint venture with a homebuilder for the construction of 44 single family homes in Las Vegas, Nevada. We contributed 44 lots to the joint venture, which we had previously acquired through foreclosure and classified as real estate owned. This venture is accounted for under the equity method of accounting because we have a 50% noncontrolling ownership interest.  Our venture partner manages the operations of the joint venture. All major decisions require the approval of both joint venturers, and voting rights and the sharing of profits and losses are in proportion to the ownership percentages of each joint venture partner. We recorded our initial investment at $2.5 million, the carrying value of the lots. There were no reportable operations for the three and nine months ending September 30, 2008.  We have no responsibility to provide additional funding to the venture. Additional funding for the construction of homes and sales of such will be provided by our venture partner.  Our share of losses, if any, would be limited to the value of lots contributed.

Note 6 - Commitments and Related Parties

Sandstone is our Advisor and oversees our day-to-day operations including asset, liability and capital management. In lieu of paying salaries to officers, we compensate our Advisor pursuant to an advisory agreement that entitles it to first-tier management compensation, second-tier management compensation, and reimbursement of expenses. Sandstone replaced Burton as our advisor in November 2007 in conjunction with the sale of Consolidated Mortgage. The officers and majority owners of our Advisor are also our executive officers. The annual first-tier management compensation is 1% of the first $200 million of gross average invested assets plus 0.8% of the gross average invested assets in excess of $200 million, to be paid quarterly. The first-tier management compensation payable under our current advisory agreement with Sandstone is calculated in the same manner as the base management fee payable under our prior advisory agreement with Burton.  The first-tier management compensation for the three and nine months ended September 30, 2008 was $422,000 and $1.3 million, respectively, compared to $416,000 and $1.2 million, respectively for the same periods in 2007.  At September 30, 2008, $281,000 of compensation due to our Advisor was included in accounts payable and accrued expenses in the consolidated balance sheet. The second-tier management compensation is a tiered percentage of the amount of our net income (taxable income) excluding provision for loan loss and capital losses, before deducting second-tier compensation less a threshold return, which is the net income that would produce an annualized return on our average invested assets equal to the 10-year U.S. Treasury rate plus 1.0%. The tiered percentage is the weighted average of 20% of the first $200 million of average invested assets and 10% of the excess over $200 million of average invested assets. The second-tier management compensation is calculated quarterly and any positive quarterly amount is paid by us, along with the first-tier management compensation, within 15 days of receipt of the computations. Second-tier management compensation payable under our current advisory agreement with Sandstone is calculated in the same manner as the incentive compensation payable under our prior advisory agreement with Burton.  Second-tier management compensation for the three and nine months ended September 30, 2008 was zero, compared to $(69,000) and $617,000, respectively for the same periods in 2007.

Consolidated Mortgage previously had a management agreement in place with ARJ Management (“ARJ”), a company of which our president and chief executive officer, Todd Parriott, is president, director and controlling shareholder, pursuant to which ARJ was paid a management fee equal to 33% of Consolidated Mortgage's pre-tax net income. The fee was calculated and paid monthly. The management agreement with ARJ was mutually terminated by the parties thereto as of November 21, 2007 in connection with the sale of Consolidated Mortgage.  The management fee for the three and nine months ended September 30, 2007 was $157,000 and $1.5 million, respectively.

The dealer-manager of our offering of common stock, CMC Financial Services, Inc. (“CMCFS”), directs and oversees the sale of our equity securities. CMCFS receives a marketing support fee and sales commissions based on the number of shares of common stock it sells. CMCFS contracts with third party broker-dealers to have a larger sales distribution of equity securities and compensates them out of the sales commissions and marketing support fees it receives from us. Because Sandstone owns CMCFS, it is our affiliate. CMCFS earned gross sales commissions and marketing support fees for the three and nine months ended September 30, 2008 of zero and $36,000, respectively, compared to $595,000 and $2.5 million, respectively for the same periods in 2007. There was no amount payable on September 30, 2008 for the gross sales commissions and marketing support fees.  CMCFS paid a substantial portion of these fees to third party broker dealers.  Sandstone acquired ownership of CMCFS on November 21, 2007.  Our Board of Directors suspended the sale of Desert Capital REIT shares as of February 22, 2008.  This decision was made in anticipation of the expiration of the offering, which would not allow sales of shares to occur after March 22, 2008 pursuant to the Prospectus.

CMCFS also has an agreement with Consolidated Mortgage to provide investors for loans brokered and serviced by Consolidated Mortgage for a fee equal to 25 basis points of every dollar raised. The fee was calculated and paid monthly.  We sold Consolidated Mortgage in November 2007 and are no longer a party to this agreement.  The fee pursuant to this agreement for the three and nine months ended September 30, 2007 was $110,000 and $367,000.

In September 2005, a third-party borrower asked us to enter into a land banking transaction, meaning that we would purchase a tract of land, and simultaneously enter into an option contract with the borrower, pursuant to which the borrower would purchase smaller parcels of the initial tract from us over time at a specified price, until it had purchased the entire initial tract.  Due to the rules with which we must comply to maintain our REIT status, actual title to that land had to be owned by a separate entity and could not be held by the Company.  As an accommodation to us and the third-party borrower, Todd Parriott and Jonathan Arens formed a company, CM Land, LLC, for the specific purpose of holding title to that land.  We funded $11.9 million of loans to CM Land, LLC secured by the property. In May 2007, the borrower did not exercise its option under the contract to purchase the remaining portion of the land.  As a result, we took title to the property directly.  Prior to taking title to the property in May 2007, we earned and received interest on the loans of $826,000.  We have recorded an aggregate impairment of $5.2 million related to this property, leaving a balance of $6.7 million, which is included in real estate owned.

CM Equity, LLC (“CM Equity”) was formed in June 2007 for the purpose of investing in, developing, co-developing, operating, owning and financing commercial and residential real estate projects. Some of the executive officers of CM Equity are the same as our executive officers, and our Advisor is also the manager of CM Equity.  In November 2007, we sold a nonperforming loan with an outstanding balance of $1.95 million to CM Equity.   We provided 100% financing on the sale.  The loan bears a fixed interest rate of 8.25% and matures in November 2009.  No gain or loss was recognized on the sale. We earned interest of $40,000 and $121,000 respectively for the three and nine months ended September 30, 2008, of which $40,000 was reflected in interest receivable at September 30, 2008.

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
•
A $15.5 million promissory note payable by Consolidated Mortgage to the order of TRS.  The note bears interest at 9.0% per annum.  Principal and interest payments are due quarterly beginning on March 31, 2008.  The note matures in December 2017.  The note is secured by all of the outstanding membership units of Consolidated Mortgage.  We earned interest of $226,000 and $923,000 for the three and nine months ended September 30, 2008.

In addition to the consideration received, we receive a contingent installment payment from Consolidated Mortgage on loans we fund. The $8.25 million contingent payment (the “Installment Payment”) is payable  as follows: Sandstone will pay or cause Consolidated Mortgage to pay to TRS, on the last day of each calendar quarter, an amount equal to: (i) 1% of the principal amount of all mortgage loans originated or brokered by Consolidated Mortgage or any of its affiliates and funded by us during such calendar quarter for the first $200 million of mortgage loans funded during each calendar year; and (ii) 0.5% of the principal amount of all mortgage loans originated or brokered by Consolidated Mortgage and funded by us during such calendar quarter in excess of $200 million during each calendar year, commencing on December 31, 2007 and continuing on the last day of each calendar quarter thereafter, until TRS has received $8.25 million.  TRS’ right to receive the Installment Payment is secured by all of the outstanding membership units of Consolidated Mortgage.   For the nine month period ending September 30, 2008, we recognized income of $94,000 related to the contingent installment payment, of which zero remained receivable at September 30, 2008.

We also entered into a loan origination agreement with Consolidated Mortgage and Sandstone, which terminates one month after the last day of the month in which the Installment Payment is paid in full.   During the term of the Loan Origination Agreement we have the right to fund all mortgage loans identified by Consolidated Mortgage or any affiliate of Sandstone or Consolidated Mortgage that becomes engaged in the business of originating or brokering commercial loans. During the nine months ended September 30, 2008, we funded $16.8 million of loans originated by Consolidated Mortgage.

At December 31, 2007, March 31, 2008, June 30, 2008 and September 30, 2008, Consolidated Mortgage was not in compliance with certain financial covenants contained in the loan agreement related to the $15.5 million promissory note payable to TRS.  In August 2008, our board of directors formed a special committee of independent directors to review the financial covenants and approve a strategy to resolve the defaulted status of the loan, and granted Consolidated Mortgage a limited waiver, either to enter into an amendment to the loan agreement to modify such financial covenants upon terms and conditions and in form and substance satisfactory to TRS or demonstrate that Consolidated Mortgage is in compliance with the loan agreement and will be in compliance with the loan agreement at December 31, 2008.  In October 2008, the Special Committee and Consolidated Mortgage agreed to modify the loan terms, and in November 2008 we executed documents to evidence the modification.  Under the terms of the modification, principal payments on the note were deferred for two years, and the interest rate was reduced from 9% to 6% per annum effective as of July 1, 2008.  Additionally, the working capital financial covenant was replaced with the requirement to maintain a cash balance of $250,000 at the end of each quarter, and the first measurement period for the fixed charge coverage ratio was moved from December 31, 2007 to December 31, 2008.  Based on the modified terms of the promissory note, we evaluated the promissory note in accordance with Statement of Financial Accounting Standards No. 114 (“SFAS 114”), “Accounting by Creditors for Impairment of a Loan” and determined that the modification resulted in an impairment based on the present value of the expected future cash flows under the modified terms.  Accordingly we have provided an allowance for loan loss of $2.1 million to reflect this impairment.

We lease office space to Sandstone, CMCFS, Consolidated Mortgage, and Residential Capital Mortgage (an entity owned by certain of our officers) under noncancelable operating leases which expire in July 2010.  For the three and nine months ended September 30, 2008 we recognized $138,000 and $413,000 of related party rental income compared to $81,000 and $241,000, respectively for the same period in 2007.

Note 7 - Stock Based Compensation

Our Board of Directors has adopted the 2004 Stock Incentive Plan of Desert Capital REIT, Inc. (the “Plan”). Our directors, officers or any affiliate, and individual consultants or advisors are eligible for stock based compensation under the Plan. We have authorized 1,000,000 shares of common stock under the Plan. As of September 30, 2008 we had granted 108,000 shares in aggregate under the Plan, and all shares were fully vested.   In August 2008, 28,000 shares were granted to our Board of Directors.  Because there was no ongoing offering of our shares on the August grant date, the fair value was estimated to be the June 30, 2008 book value per share of $6.62.  Restricted stock expense for the three and nine months ended September 30, 2008 was $185,000, compared to $83,000 and $200,000 respectively for the same period in 2007.

Note 8 - Building and Equipment

Building and equipment as of September 30, 2008 and December 31, 2007 were as follows:

	September 30, 2008	December 31, 2007
Building	$7,811,281	$7,746,325
Equipment	7,527	7,527
Furniture and fixtures	411,328	411,328
Software	92,038	92,038
Cost basis	8,322,174	8,257,218
Less accumulated depreciation	(1,385,304)	(1,021,279)
Building and equipment, net	$6,936,870	$7,235,939

We own an office building in Henderson, Nevada, which serves as our corporate headquarters. The building is 40,000 square feet, and as of September 30, 2008, was 100% leased to related (62.5%) and third parties (37.5%) under noncancelable leases, which expire in 2010.  See Note 6 – Commitments and Related Parties.

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

Our taxable REIT subsidiary is subject to federal, state, and local taxes. Our provision for income tax expense (benefit) was calculated using an effective tax rate of 34% and was comprised of the following components:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Current provision (benefit)	$40,763	$226,637	$(35,517)	$333,469
Deferred provision (benefit)	(260,225)	143,278	(314,509)	233,634
Total income tax provision (benefit)	$(219,462)	$369,915	$(350,026)	$567,103

Note 10 - Earnings per Share

Earnings per share is computed in accordance with SFAS No. 128, Earnings per Share. Basic earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is calculated by dividing net income by the weighted average number of shares outstanding plus the additional dilutive effect of unvested restricted stock during each period.  As of September 30, 2008, there were no unvested shares outstanding under our stock incentive plan. As of September 30, 2007 there were 40,000 unvested shares outstanding under our stock incentive plan.

The following is a reconciliation of the denominator of the basic and diluted earnings per share computations for the three and nine months ended September 30, 2008 and 2007:

	For the Three Months Ended
	September 30, 2008	September 30, 2007
	Basic and Diluted	Basic	Diluted
Net income	$(8,876,590)	$740,568	$740,568

Weighted average number of common shares outstanding	16,825,212	16,707,393	16,707,393
Dilutive effect of unvested restricted shares	-	-	39,710

Total weighted average common shares outstanding	16,825,212	16,707,393	16,747,103

Earnings per common share	$(0.53)	$0.04	$0.04

	For the Nine Months Ended
	September 30, 2008	September 30, 2007
	Basic and Diluted	Basic	Diluted
Net income	$(15,972,376)	$9,037,106	$9,037,106

Weighted average number of common shares outstanding	16,805,341	16,053,992	16,053,992
Dilutive effect of unvested restricted shares	-	-	33,260

Total weighted average common shares outstanding	16,805,341	16,053,992	16,087,252

Earnings per common share	$(0.95)	$0.56	$0.56

Note 11 – Common Stock and Dividends

Our Board of Directors declares dividends monthly to stockholders of record at the close of business on the last day of each month.  The dividends are generally paid on the 15th of the following month. The following table lists the declaration dates and per share amounts for the first nine months of 2008 and 2007:

Declaration Date	2008	2007
January 31	$0.100	$0.100
February 29, and February 28 respectively	0.025	0.100
March 31	0.025	0.100
April 30	0.025	0.100
May 31	0.025	0.100
June 30	0.025	0.100
July 31	0.025	0.100
August 30	0.025	0.100
September 30	0.025	0.100
Total	$0.300	$0.900

On October 31, 2008, we announced the suspension of our monthly dividend, effective immediately.

Note 12 - Debt

Credit Facility
We have a $7.5 million secured revolving credit facility with a term of one year that expires February 22, 2009.  At September 30, 2008 and December 31, 2007, we had $1.8 million and $2.1 million outstanding, respectively. We draw on the facility for short-term funding requirements. Amounts drawn under this facility bear interest at an interest rate equal to the prime rate plus 75 basis points, with a floor of 7.0%, and must be repaid within 90 days.  Amounts drawn under this facility are secured by the corresponding loan that is being funded by the advance. The interest rate on this facility at September 30, 2008 was 7.0%. The principal amount of loans pledged as collateral for this facility on September 30, 2008 was $18.7 million. Of the balance outstanding at September 30, 2008, $1.3 million was originated in January 2008, and was not repaid within the 90-day time period required by terms of the credit facility.  The bank granted us an extension to December 16, 2008 to pay the $1.3 million defaulted principal balance and has waived default-rate interest through the date of the extension. We have agreed to pay 50% of principal repayments on our mortgage investments and sales of real estate owned to the bank to satisfy the outstanding principal balance of the facility. Any future advances on the credit facility are at the sole discretion of the bank.

Mortgage Loans Payable
We have a mortgage loan payable to a bank, with an outstanding principal balance of $6.3 million and $6.5 million as of September 30, 2008 and December 31, 2007, respectively.  This loan bears interest at a rate equal to the prime rate, with a floor of 6.75%. Principal and interest are payable monthly and the note matures in 2026, with no prepayment penalty. The interest rate on September 30, 2008 was 6.75%. The mortgage is secured by our office building in Henderson, Nevada. We were in compliance with all financial covenants related to this loan as of September 30, 2008.

We assumed a first lien mortgage payable to a bank upon foreclosure of a 10,330 square foot office building in Houston, Texas in November 2007 to preserve our interest in the property. At September 30, 2008 and December 31, 2007, the loan had an outstanding principal balance of $1.6 million and $1.7 million respectively, and bears interest at a rate equal to the prime rate minus 50 basis points (4.5% at September 30, 2008), and matures in April 2011, with no prepayment penalty.  Principal and interest are payable monthly.  We were in compliance with all financial covenants related to this loan as of September 30, 2008.

Junior Subordinated Notes
In June 2006 we completed the issuance of $30 million in unsecured trust preferred securities through a newly formed Delaware statutory trust, which is our wholly owned subsidiary.  The securities bear interest at a floating rate based on the three-month LIBOR plus 400 basis points, which sets for three months at one month after a calendar quarter, which was 6.8% on September 30, 2008.

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

Our covenants contain customary default provisions and require us to maintain financial ratios at quarterly determination dates, including a minimum tangible net worth requirement.  Our ability to incur additional subordinated debt is also limited.  In June 2008 we entered into an agreement with the holders of the trust preferred securities to modify the tangible net worth covenant contained in our indenture through December 31, 2008.  In exchange for the modification we agreed to establish a cash reserve account into which we must make monthly deposits of 25% of our net income until such time as the balance of the reserve account is at least equal to $2.1 million.  In addition, in the event that the aggregate amount of the dividends that we pay during any month exceeds the amount that we deposit into the reserve account during such month, we must also deposit into the reserve account 25% of each principal payment we receive in respect of any of our mortgage loans until the amount of the short-fall has been deposited into the reserve account.  We must replace the reserve account with a letter of credit in the face amount of $2.1 million as security for the trust preferred securities.  At September 30, 2008, the balance in such reserve account was $1.2 million, which is reflected in restricted cash on our balance sheet.  At September 30, 2008, we were in compliance with all covenants as modified.

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

The following table summarizes the carrying values and the estimated fair values of financial instruments as of September 30, 2008 and December 31, 2007.

	September 30, 2008		December 31, 2007
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash , cash equivalents and restricted cash	$1,335,042	$1,335,042	$162,753	$162,753
Interest receivable	635,943	635,943	1,464,261	1,464,261
Note receivable - related party	12,600,269	10,749,755	15,500,000	13,718,381
Mortgage investments - net	84,683,584	84,056,937	118,017,926	118,017,926
Loans held-for-sale	-	-	2,139,200	2,139,200

Financial liabilities:
Credit facility	1,836,900	1,836,226	2,139,200	2,139,200
Mortgages payable	7,961,804	7,969,124	8,132,769	8,132,769
Junior subordinated notes	30,928,000	19,572,122	30,928,000	30,928,000

We used the following methods and assumptions in estimating the fair value of each class of financial instrument:

•	Cash, cash equivalents and restricted cash: The carrying values of cash and short-term instruments approximate fair values.
•	Interest receivable: Carrying values approximate fair values due to their short term nature.
•
Note receivable – related party: Fair value is estimated using discounted cash flow analyses of a risk free rate of return for a similar period, the fixed amount of the note receivable and an estimated risk of default based on similar business operations and history of operations.

•
Mortgage investments-net: At September 30, 2008 the fair value was computed based on the probability of collection of the cash flow, a risk free rate of return on all estimated cash flows, the estimated realization of collateral, based on recent history and the fixed interest rate of the loans.  For December 31, 2007, the carrying value of these instruments, net of the allowance for loan losses, approximates the fair value due to their short-term maturities. Fair values for loans which are delinquent and /or in foreclosure are determined by the underlying collateral security the loans.

•	Loans held-for-sale: Loans held-for-sale are carried at the lower of cost or market, therefore the carrying value of these instruments approximates fair value.

•
Credit facility: For September 30, 2008 our credit standing was taken into consideration, as well as the excess assigned collateral, and a risk-free rate of return.  For December 31, 2007, carrying values approximate fair values due to the variable interest rate this facility bears.

•
Mortgage loan payable: For September 30, 2008 our credit standing was taken into consideration, as well as the assigned collateral which was considered more than adequate, the estimated risk to the lender of the collateral to the loan balance and a risk-free rate of return, all of which were factors in the computation of fair value.  For December 31, 2007, carrying values approximate fair values due to the variable interest rate this facility bears.

•
Junior subordinated notes: Our junior subordinated notes do not trade in an active market and, therefore observable price quotations are not available.  In the absence of observable price quotations, fair value is determined based on discounted cash flow

The following table presents our assets and liabilities that are measured at fair value for each of the fair-value hierarchy levels on a nonrecurring basis at September 30, 2008.  Level 1 data was not used in the fair value measure.  (See previous summary.)

	Estimated Fair Value	Level 2	Level 3
Financial Assets:
Interest receivable	$635,943	$635,943	$
Note receivable – related party	10,749,755			10,749,755
Mortgage investments – net	84,056,937			84,056,937

Financial Liabilities
Credit facility	1,836,226	1,836,226
Mortgages payable	7,969,124	7,969,124
Junior subordinated notes	19,572,122			19,572,122

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

The effects of the slowdown in housing sales, collapse of the sub-prime residential mortgage market, and the tightening of the credit markets which began in 2007 have continued throughout 2008, and continue to affect adversely the performance of our portfolio.  As the economy has weakened and credit has become more difficult to obtain, many of our borrowers who develop and sell real estate projects have been unable to complete their projects, obtain takeout financing or have been otherwise adversely impacted.  Moreover, declining real estate values in the principal markets in which we operate has in many cases eroded the current value of the collateral underlying our loans. During 2007, we experienced significant loan losses and impairments, and through the third quarter of 2008, such losses have continued. With the prolonged correction of the market we expect to continue to face challenges for the foreseeable future.  This may result in a further increase in defaults on our mortgage loans and we might be required to record additional reserves based on decreases in market values or we may be required to restructure loans or foreclose on the collateral securing the loans.

Our operating results are affected by a number of factors, including:
•	volatility in the real estate and credit markets;
•	our level of nonperforming assets, foreclosures and related loan losses;
•	our ability to maintain a spread on interest income on loans and borrowed funds;
•	our ability to identify suitable borrowers with attractive real estate projects; and
•	our ability to formulate and execute resolution strategies for our troubled assets.

For the three and nine months ended September 30, 2008, our net loss was $8.9 million and $16.0 million, respectively, compared to net income of $741,000 and $9.0 million for the three and nine months ended September 30, 2007. The primary contributors to this decline were:

•	an increase in nonperforming loans and a decrease in interest income due to the continued erosion of market conditions;
•
operations related to Consolidated Mortgage’s loan origination and servicing activities were included in our results of operations for the three and nine months ended September 30, 2007, but not for the three and nine months ended September 30, 2008 due to the sale of Consolidated Mortgage  in November 2007; and

•
noncash charges related to impairments of loans and real estate owned increased to $9.2 million and $17.6 million, respectively for the three and nine months ended September 30, 2008, compared to $1.6 million and $1.8 million for the same periods in 2007.

Although the real estate and credit market disruptions have presented challenges for us, we have an operational structure with relatively low debt obligations. At September 30, 2008, our debt to total capital was 28.7%.  We will continue to explore additional investment and business opportunities as they arise; however, due to the current credit market disruption, our investment opportunities, and cash available for investments, may be limited.  Approximately 64% of our portfolio, including performing and non-performing loans and real estate owned, is located in Clark County, Nevada, which is also the location of our executive offices.  As we continue to foreclose on mortgage loans, we have adjusted our portfolio strategy to include land ownership, and our physical proximity to these assets facilitates this undertaking.  We expect that the current difficult real estate and credit market conditions will continue to have an adverse effect on our operations for the remainder of 2008 and into 2009.

Loan Portfolio Information

As of September 30, 2008 we had a total of 48 loans in our portfolio, of which 15 were performing loans and 33 were nonperforming. The balance of our performing loans was $35.2 million at September 30, 2008. Due to the uncertainty of the collection of principal balances upon maturity of certain loans, we recorded an allowance for loan loss related to these performing loans of $933,000. Our balance on these loans ranged from $20,000 to $14.4 million. Of the 15 performing loans, 14 were first lien loans totaling $34.3 million and one was second lien loan totaling $845,000.

Subsequent to September 30, 2008, four performing loans with a carrying balance of $23.9 million were placed on nonaccrual status.

The increase in nonperforming loans continues to impact our revenues due to the default in interest payments and our provision for loan losses due to the impairment of our loans. The 33 nonperforming loans in our portfolio were from 11 separate borrowers and had an original loan balance of $66.7 million. We provided an allowance for loan loss related to these nonperforming loans of $16.2 million, leaving a net carrying balance of $50.5 million at September 30, 2008. Our balance on these loans ranged from $8,900 to $9.5 million.  Of the 33 loans, 28 were first lien loans totaling $54.5 million and five were second lien loans totaling $12.2 million.

Our mortgage loan portfolio is primarily concentrated in the Southwestern United States and is comprised primarily of mortgage notes secured by first liens. As of September 30, 2008 and December 31, 2007, 82% and 87%, respectively, of the principal balance of our portfolio was invested throughout Nevada, California, and Arizona, and 87% and 78%, respectively, was secured by first liens.

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

Real Estate Owned

Real estate owned consists of property acquired through foreclosures on mortgage loans.  Our interests in real estate owned may be held directly by us, or through limited liability companies.  In the case where we are one of several investors in a larger loan, such loans are foreclosed upon using a limited liability company to facilitate foreclosing our lender interest along with private investors who hold the remaining loan balance and have similar economic interests.   At September 30, 2008, we held real estate through 14 limited liability companies and our ownership percentage ranged from 10% to 100%. We recorded real estate held directly or through limited liability companies at the lower of the recorded amount of our related mortgage loan being foreclosed (net of any impairment reserve), or our economic interest in the property's estimated fair value, less estimated costs to sell, with fair value based on appraisals and local market conditions.

At September 30, 2008 and December 31, 2007, we had a balance in real estate owned of $29.8 million and $15.7 million, respectively. Real estate owned consisted of 65% undeveloped land, 10% single family residential lots, 14% existing commercial buildings and 11% other.

During the nine months ended September 30, 2008, we foreclosed on properties with an aggregate original loan balance of $39.4 million, with a related allowance for loan loss of $18.3 million, and additional capitalized costs of $273,000.  We did not sell any real estate owned during the nine-month period ending September 30, 2008. We did, however, contribute 44 lots valued at $2.5 million to a joint venture in which we have a 50% noncontrolling ownership interest.

Equity Investments in Real Estate

In order to minimize potential losses and facilitate our resolution strategy with respect to nonperforming loans, we have contributed real estate assets acquired through foreclosure to operating joint ventures with investors/developers who provide additional financing and development expertise.

In March 2008, we formed a joint venture with a homebuilder for the construction of 44 single family homes in Las Vegas, Nevada. We contributed 44 lots to the joint venture, which we had previously acquired through foreclosure and classified as real estate owned. This venture is accounted for under the equity method of accounting since we have a 50% noncontrolling ownership interest. Our venture partner manages the operations of the joint venture. All major decisions require the approval of both joint venturers, and voting rights and the sharing of profits and losses are in proportion to the ownership percentages of each joint venture partner. We recorded our initial investment at $2.5 million, the carrying value of the lots. There were no reportable operations for the three and nine months ended September 30, 2008.  We have no responsibility to provide additional funding to the venture. Additional funding for the construction of homes and sales of such will be provided by our venture partner.  Our share of losses, if any, would be limited to the value of lots contributed.

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
•
A $15.5 million promissory note payable by Consolidated Mortgage to the order of TRS. The note bears interest at 9.0% per annum.  Principal and interest payments are due quarterly beginning on March 31, 2008.  The note matures in December 2017.  The note is secured by all of the outstanding membership units of Consolidated Mortgage.   We earned interest of $226,000 and $923,000 for the three and nine months ended September 30, 2008.

In addition to the consideration received, we will receive a contingent installment payment from Consolidated Mortgage on loans we fund in the future. The $8.25 million contingent payment is payable as follows:  Sandstone will pay or cause Consolidated Mortgage to pay to TRS, on the last day of each calendar quarter, an amount equal to: (i) 1% of the principal amount of all mortgage loans originated or brokered by Consolidated Mortgage or any of its affiliates and funded by us during such calendar quarter for the first $200 million of mortgage loans funded during each calendar year; and (ii) 0.5% of the principal amount of all mortgage loans originated or brokered by Consolidated Mortgage and funded by us during such calendar quarter in excess of $200 million during each calendar year, commencing on December 31, 2007 and continuing on the last day of each calendar quarter thereafter, until TRS has received $8.25 million.  TRS’ right to receive the Installment Payment is secured by all of the outstanding membership units of Consolidated Mortgage.   For the nine month period ending September 30, 2008, we recognized income of $94,000 related to the contingent installment payment, of which zero remained unpaid at September 30, 2008.

We also entered into a loan origination agreement with Consolidated Mortgage and Sandstone, which terminates one month after the last day of the month in which the Installment Payment is paid in full.  During the term of the Loan Origination Agreement, we will have the right to fund all mortgage loans identified by Consolidated Mortgage or any affiliate of Sandstone or Consolidated Mortgage that becomes engaged in the business of originating or brokering commercial loans. During the nine months ended September 30, 2008, we funded $16.8 million in loans originated by Consolidated Mortgage.

Due to the sale of Consolidated Mortgage in November 2007, its operations are not reflected in our 2008 financial statements.  Included in our Consolidated Statement of Operations for the three and nine month periods ending September 30, 2007 was $362,000 and $931,000, respectively of net interest income, $1.5 million and $7.9 million, respectively of non-interest income, $1.7 million and $5.7 million, respectively of non-interest expense and $39,000 and $2.8 million of net income before taxes related to the operations of Consolidated Mortgage, which are not presented as discontinued operations, because Consolidated Mortgage continues to originate and service loans for us, and we share certain members of our management team in common.

At December 31, 2007, March 31, 2008, June 30, 2008 and September 30, 2008, Consolidated Mortgage was not in compliance with certain financial covenants contained in the loan agreement related to the $15.5 million promissory note payable to TRS.  In August 2008, our board of directors formed a special committee of independent directors to review the financial covenants and approve a strategy to resolve the defaulted status of the loan, and granted Consolidated Mortgage a limited waiver, either to enter into an amendment to the loan agreement to modify such financial covenants upon terms and conditions and in form and substance satisfactory to TRS or demonstrate that Consolidated Mortgage is in compliance with the loan agreement and will be in compliance with the loan agreement at December 31, 2008.  In October 2008, the Special Committee and Consolidated Mortgage agreed to modify the loan terms, and in November 2008 we executed documents to evidence the modification.  Under the terms of the modification, principal payments on the note were deferred for two years, and the interest rate was reduced from 9% to 6% per annum effective as of July 1, 2008.  Additionally, the working capital financial covenant was replaced with the requirement to maintain a cash balance of $250,000 at the end of each quarter, and the first measurement period for the fixed charge coverage ratio was moved from December 31, 2007 to December 31, 2008.  Based on the modified terms of the promissory note, we evaluated the promissory note in accordance with Statement of Financial Accounting Standards No. 114 (“SFAS 114”), “Accounting by Creditors for Impairment of a Loan” and determined that the modification resulted in an impairment based on the present value of the expected future cash flows under the modified terms.  Accordingly we have provided an allowance for loan loss of $2.1 million to reflect this impairment.

Results of Operations for the three months ended September 30, 2008 compared to the three months ended September 30, 2007

Revenues

Interest income is generated on mortgage investments, loans held for sale and our note receivable from Consolidated Mortgage. Interest income decreased $2.8 million, or 60.6%, to $1.8 million for the quarter ended September 30, 2008 from $4.6 million for the quarter ended September 30, 2007. Our original loan balance of nonperforming loans and real estate owned increased to $133.2 million as of September 30, 2008 from $50.1 million as of September 30, 2007. The increased balance of nonperforming loans and real estate owned lowered the average yield on the total portfolio to 5.9% in the third quarter of 2008 from 9.1% in the third quarter of 2007.

Non-interest income decreased $1.6 million, or 87.7%, to $221,000 for the quarter ended September 30, 2008 from $1.8 million for the quarter ended September 30, 2007 primarily due to the sale of Consolidated Mortgage in November 2007. During the quarter ended September 30, 2007, we recognized loan brokerage fees and servicing fees of $1.5 million related to the activities of Consolidated Mortgage.

Expenses

Interest expense consists of interest on our mortgage loans payable, credit facility, and junior subordinated notes payable. Interest expense decreased 32.9%, to $693,000 during the third quarter of 2008 from $1.0 million for the third quarter of 2007. This decrease was a result of a decrease in the average interest rate on our variable rate debt to 6.6% in the third quarter of 2008, from 9.4% in the third quarter of 2007.  There was no material change in the average outstanding debt balance during the third quarter of 2008 compared to the third quarter of 2007.

The provision for loan losses was $7.2 million for the quarter ended September 30, 2008 compared to $1.6 million for the quarter ended September 30, 2007.  The increase in the provision was primarily due to a decline in the real estate and credit markets, causing the collateral securing our loans to decrease in value. We reviewed all of our mortgage investments as of September 30, 2008, and provided a specific allowance for loan losses on six loans.  We also recorded a $2.1 million provision related to the modification agreement with respect to our note receivable from Consolidated Mortgage.  Under terms of the modification agreeement, principal payments were deferred for two years and the annual interest rate was reduced from 9% to 6% for the remaining term of the promissory note.

Non-interest expense increased $551,000 or 20.8%, to $3.2 million for the third quarter of 2008 compared to $2.6 million for the third quarter of 2007. This increase is almost entirely attributable to a $1.9 million impairment of real estate owned in the third quarter of 2008.  Excluding the impairment of real estate owned, non-interest expense decreased $1.4 million or 52.1% to $1.3 million for the third quarter of 2008, compared to $2.6 million for the same period in 2007.  This decrease is due to the sale of Consolidated Mortgage and the expenses associated with its operations which were included in the third quarter of 2007.

Results of Operations for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007

Revenues

Interest income is generated on mortgage investments, loans held for sale and our note receivable from Consolidated Mortgage. Interest income decreased $9.1 million, or 57.1%, to $6.8 million for the nine months ended September 30, 2008 from $16.0 million for the nine months ended September 30, 2007. Our balance of nonperforming loans and real estate owned increased to $133.2 million as of September 30, 2008 from $50.1 million as of September 30, 2007. The increased balance of nonperforming loans and real estate owned lowered the average yield on our total portfolio to 6.1 % in the first nine months of 2008 from 11.4% in the first nine months of 2007.

Non-interest income decreased $6.7 million, or 88.8%, to $844,000 for the nine months ended September 30, 2008 from $7.5 million for the nine months ended September 30, 2007 primarily due to the sale of Consolidated Mortgage in November 2007. During the nine months ended September 30, 2007, we recognized loan brokerage fees and servicing fees of $6.7 million related to the activities of Consolidated Mortgage.

Expenses

Interest expense consists of interest on our mortgage loans, credit facility, and junior subordinated notes payable. Interest expense decreased 21.5%, to $2.4 million during the first nine months of 2008 from $3.0 million in the first nine months of 2007. This decrease was a result of a decrease in the average interest rate on our variable rate debt to 7.3% in the first nine months of 2008, from 8.5% in the first nine months of 2007.  There was no material change in the average outstanding debt balance during the first nine months of 2008 compared to the first nine months of 2007.

The provision for loan losses was $12.9 million for the nine months ended September 30, 2008 compared to $1.8 million for the nine months ended September 30, 2007.  The increase in the provision was due to a decline in the real estate and credit markets, causing the collateral securing our loans to decrease in value.  During the nine months ended September 30, 2008, we provided a specific allowance for loan losses on 36 loans.  We also recorded a $2.1 million provision related to the modification of terms on our note receivable from Consolidated Mortgage as discussed above.

Non-interest expense decreased $302,000 or 3.3%, to $8.7 million for the nine months ended September 30, 2008 compared to $9.0 million for the nine months ended September 30, 2007. After removing the effect of a $4.7 million impairment charge included in non-interest expense for the nine months ended September 30, 2008, non-interest expense decreased $5.0 million or 55.8% compared to the same period in 2007.  This decrease is due to the sale of Consolidated Mortgage and the expenses associated with its operations which were included in the first nine months of 2007.  Management fees decreased 61.4% or $2.0 million for the nine months ended September 30, 2008 as a result of no performance-based compensation being paid in 2008.

Taxable Income

REIT taxable income is calculated according to the requirements of the Internal Revenue Code. The following table reconciles our net income to REIT taxable income for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income (loss)	$(8,876,590)	$740,568	$(15,972,376)	$9,037,106
Adjustments to net income (loss):
Provision for loan losses	5,103,629	1,585,080	10,770,725	1,798,431
Impairment of real estate	1,931,132	-	4,737,938	-
Actual losses on sale of real estate or loans	(410,918)	(548,524)	(710,833)	(548,524
Net adjustment for TRS income	2,341,218	738,305	2,521,707	354,929

REIT taxable income	$88,471	$2,515,429	$1,347,161	$10,641,942

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

Liquidity and Capital Resources

Our principal sources of working capital and funds for additional investments primarily include: principal and interest collections on existing mortgage loan investments, proceeds from the sale of foreclosed assets and proceeds from the disposition of non-performing loans.  Due to the prolonged negative condition of the credit markets and overall economy, our sources of cash continue to be constrained.  Our borrowers are experiencing the inability to secure takeout financing for our loans and prospective buyers of our foreclosed property are unable to obtain financing.  Our short-term liquidity needs are comprised primarily of dividend payments, payments on our junior subordinated notes payable, mortgage payments on the two buildings we own, and general working capital needs.  To conserve cash during this tight credit market, we elected to suspend our dividend effective with the November 2008 payment.  We will monitor the suspension of our dividend on a quarter-by-quarter basis. Our debt to total capital ratio at September 30, 2008 was 28.7%, which we believe should provide balance sheet strength that will allow us to work through this challenging real estate market and enable us to meet our short term liquidity needs.

Cash Flows

Net cash provided by operating activities for the nine months ended September 30, 2008 was $3.2 million compared to $12.1 million for the nine months ended September 30, 2007. The decrease in net cash flow from operating activities is due to a decrease in net income and the net activity in mortgage loans originated for sale and mortgage loan sales.

Net cash provided by investing activities for the nine months ended September 30, 2008 was $3.5 million compared to $15.5 million of cash used in investing activities for the nine months ended September 30, 2007.  The increase in net cash flow from investing activities was a result of a decrease in the amount of investments in real estate mortgages.  We expect cash flows from investing activities to continue to decrease as outstanding loans are paid off and we use the proceeds to reinvest into new investments in real estate mortgages.

Net cash used in financing activities for the nine months ended September 30, 2008, was $6.8 million compared to $7.9 million of cash provided by financing activities for the nine months ended September 30, 2007.  The decrease in cash flow from financing activities is primarily a result of the decrease in the issuance of common stock during the first nine months of 2008 compared to the first nine months of 2007.  We do not expect cash flow from financing activities to increase significantly due to the suspension and expiration of the offering of shares of our common stock during the first quarter of 2008.

Since we rely primarily on repayment of outstanding loans to provide capital, the significant level of defaults on our outstanding loans has reduced the funds we have available for investing in new loans.  Additional defaults on our outstanding loans could further reduce the funds we have available for investing in new loans. Extended foreclosure proceedings may also result in significant delays in the return of invested funds. These circumstances have reduced and may further reduce our capital resources and impair our ability to invest in new loans. Nonperforming mortgage investments and real estate owned as of September 30, 2008 had a carrying balance of $50.4 million and $29.8 million respectively. We also had performing loans as of September 30, 2008 with a carrying balance of $34.2 million. Subsequent to September 30, 2008, and prior to the issuance of this report, four performing loans with a carrying balance of $23.9 million were placed on nonaccrual status.

It is likely that nonperforming loans and real estate assets will produce minimal, if any, current earnings until they are sold or an alternative resolution becomes available. The disposition of these assets cannot be predicted; however our Advisor believes that over time the proceeds generated from the resolution of these nonperforming and real estate assets will provide cash for working capital, reinvestment into performing assets and reduction in outstanding debt.. While we believe our assets are fairly stated, our balance sheet contains significant estimates related to the allowance for loan losses and the impairment of real estate owned.  With the volatility in the current real estate market, our estimates on any individual asset or on the portfolio as a whole may vary or ultimately be proven to be incorrect. These estimates are based upon a thorough evaluation by our Advisor of collectability based on prevailing economic conditions, historical experience, unique characteristics of the loan, borrowers’ financial condition, industry trend and an estimated net realizable value of any underlying collateral in relation to the real estate loan amount.

Our operating costs are relatively low.  We have no employees, a relatively low debt level, low overhead costs and low net carrying costs associated with our assets.  Our operating revenues are used primarily to pay our debt obligations and operating expenses. In order to continue to qualify as a REIT and to avoid corporate-level tax on the income we distribute to our stockholders, we are required to distribute at least 90% of our REIT taxable income on an annual basis.  We have suspended our dividend effective with the November payment. In general, our liquidity requirements consist of new loan fundings, operating expenses, and principal and interest payment obligations on our debt.  Because we are not currently publicly offering our equity securities for sale, we will utilize principal and interest collections on existing mortgage loan investments, proceeds from the sale of foreclosed assets and proceeds from the disposition of nonperforming loans as our primary sources of funds to invest in new loans, pay operating expenses, and service our debt.  We believe we have sufficient financial resources to continue our operations into the foreseeable future.  However, given the current market conditions, there can be no assurance that we will be able to continue to generate funds through these sources.  A reduction in the availability of the above sources of funds could have a material adverse effect on our financial condition and results of operations.

Contractual Obligations

The following table sets forth information about certain of our contractual obligations as of September 30, 2008:
	Payments due by Period
	Total	Less than 1 year (1)	1 – 3 years	3 – 5 years	More than 5 years
Long-Term Debt Obligations
Junior subordinated notes	$30,928,000	$-	$-	$-	$30,928,000
Mortgages	7,961,804	66,721	2,172,344	723,610	4,999,129
Short-Term Debt Obligations
Line of Credit	1,836,900	1,836,900	-	-	-
Total	$40,726,704	$1,903,621	$2,172,344	$723,610	$35,927,129

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

On a periodic basis, management assesses whether there are any indicators that the fair value of our investments in real estate owned may be impaired. An investment is considered impaired if the fair value of the investment, as estimated by management, is less than the carrying value of the investment. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the fair value of the investment.

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

On a periodic basis, management assesses whether there are any indicators that the fair value of our investments in equity investments in real estate may be impaired. An investment is considered impaired if the fair value of the investment, as estimated by management, is less than the carrying value of the investment. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the fair value of the investment.

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

Impairment Policy

Impaired loans are evaluated in accordance with SFAS No. 114 “Accounting by Creditors for Impairment of a Loan” (SFAS No. 114). SFAS No. 114 requires that impaired loans be evaluated based on a discounted cash flow analysis, or, if the loan is considered collateral dependent, on the fair value of the collateral less costs to sell. A specific allowance is established as a component of the allowance for loan losses. For measuring impairment on real estate owned we have adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144). Impairment is measured on a property-by-property basis on the fair value of the related collateral since all loans subject to this measurement are collateral dependent.

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

Based on our loans and liabilities as of September 30, 2008, and assuming the balances of these loans and liabilities remain unchanged for the subsequent twelve months, a 1% increase in interest rates would decrease our annual net income and cash flows by approximately $325,000. This decrease is due to our fixed rate investments and variable rate debt. Based on our loans and liabilities as of September 30, 2008, and assuming the balances of these loans and liabilities remain unchanged for the subsequent twelve months, a 1 % decrease in interest rates would increase our annual net income and cash flows by approximately $325,000. This increase again is due to our fixed rate investments and variable rate debt.

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

We discussed the material weakness in our internal control over financial reporting with the Audit Committee of our Board of Directors and with Hancock Askew & Co. LLP, our independent registered public accounting firm. In response, beginning in March 2008 and continuing through the date of this report, we have taken measures to remediate the material weakness in our internal control, which measures have included the following:

•	engaging external consulting expertise to assist with financial reporting;

•	expanding the capacity and expertise of our internal accounting staff; and

•	engaging consultants to assist us in documenting and improving our system of internal controls.

During the most recent quarter ended September 30, 2008, other than as discussed above, there have been no significant changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, as discussed above, changes have been implemented that will continue to occur subsequent to the period covered by this Form 10-Q to strengthen controls and to remediate and correct the material weakness in internal control over financial reporting that was identified at December 31, 2007.

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

10.2	First Amendment to Loan Agreement*
10.3	Modification of Note Agreement*
31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DESERT CAPITAL REIT, INC.

November 13, 2008	/s/ TODD B. PARRIOTT
Todd B. Parriott,
Chairman of the Board, Chief Executive Officer, President and Chief Investment Officer (Principal Executive Officer)

November 13, 2008	/s/ STACY M. RIFFE
Stacy M. Riffe,
Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

3.1	Third Amended and Restated Articles of Incorporation (included as Exhibit 3.1 to Form 10-K filed on March 31, 2008 and incorporated herein by reference).
3.2	Bylaws of the Company (included as Exhibit 3.2 to Amendment No.2 to the Registrant’s Registration Statement on Form S-11 (File No. 333-111643) and incorporated herein by reference).
10.1
Second Supplemental Indenture, dated as of June 6, 2008, between Desert Capital REIT, Inc., and The Bank of New York Trust Company, National Association (as successor to JP Morgan Chase Bank, National Association), as Trustee (included as Exhibit 10.1 to Form 8-K filed on June 6, 2008 and incorporated herein by reference.)

10.2	First Amendment to Loan Agreement*
10.3	Modification of Note Agreement*
31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*Filed herewith

** Furnished herewith