Form 10-K
period 2008-12-31
DESERT CAPITAL REIT INC
filed 2009-03-31
CIK 1274055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

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
Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. []

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer [ ]                                                                      Accelerated filer [ ]

Non-accelerated filer [ ]                                                                        Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [ ] No [X]

The aggregate market value of the registrant’s voting stock held by non-affiliates:  no established market exists for the registrant’s common stock.

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of March 27, 2009 was 16,835,867.

PART I

ITEM 1.  BUSINESS

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

Introduction

    Desert Capital REIT, Inc., a Maryland corporation, (“Desert Capital,” “we,” “us,” ”our” and “company”) was formed in December 2003 as a real estate investment trust (“REIT”).  When we first began conducting business, we specialized in the financing of real estate projects by providing short-term mortgage loans to homebuilders and commercial developers in markets where we believe we possess requisite skills and market knowledge, which is primarily in the western United States. We historically invested in 12 to 18 month, first and second lien mortgage loans, consisting of acquisition and development, construction, and commercial property loans to both local and national developers and homebuilders. We derive our revenues primarily from interest payments received from mortgage investments funded with our equity capital and borrowed funds.

    Beginning in mid-2007 and continuing throughout 2008, disruptions in the real estate and credit markets resulted in recessionary economic conditions and created an extremely difficult business environment.  The fundamentals in the commercial and residential real estate markets weakened significantly in 2008.  The resulting lack of liquidity in the capital markets halted almost all sale and financing activity, which resulted in numerous negative implications to our business and mortgage loan portfolio, including the inability of our borrowers to access capital to repay their obligations to us thereby resulting in material increases in our non-performing loans and foreclosure activity.

    These events have caused our operations to shift dramatically.  In 2008, 53 of our mortgage loans, with an original aggregate principal balance of $98.6 million became non-performing.  This increased level of non-performing loans combined with our lack of capital and liquidity caused us to substantially curtail our investing activities and focus our efforts on capital and asset preservation.  We did not originally intend to own real estate; however, market conditions since 2007 have created a situation where, in many cases, foreclosure is the most attractive option available to us.

    Our principal business objective is to generate net income for distribution to our stockholders from the spread between interest income on our mortgage assets and the costs of financing the acquisition of these assets. Historically, this spread, net of operating expenses, has provided both operating capital and distributable income.   However, as a result of the challenging economic environment, we have not declared a dividend on our common stock since September 30, 2008.  In order to continue to qualify as a REIT, we are required to distribute on an annual basis to our stockholders at least 90% of our REIT taxable income (excluding the dividends paid deduction and any net capital gain), 90% of our net income from foreclosure property less the tax imposed on such income, and any excess noncash income.  Recently, we have found it necessary to foreclose upon and sell certain properties that secured loans that we made to third parties.  Although these activities have generated cash proceeds, they generally have not resulted in income for federal income tax purposes, and many have produced losses.  Accordingly, the recent foreclosures and sales generally have not increased (and in many cases may have actually decreased) the amounts that we are required to distribute annually.  After we make any required annual distributions, we may use any remaining cash to invest in other properties, pay operating expenses or satisfy payment obligations under our credit facilities, or we may choose to distribute some or all of it to our stockholders.  However, we are not required to distribute the remaining cash to comply with REIT qualification requirements.

    The success of our business depends on our access to external sources of capital.  Our access to capital is currently very limited because we are not currently conducting a public offering, and because the credit markets are not generally open to us.  Our profitability depends on the successful resolution of our mortgage loans that are either non-performing or on which we have foreclosed, and our ability to obtain financing at a cost we can absorb while still generating an attractive risk-adjusted return on the loans we acquire using the cash from operations. Unless we are able to execute resolutions on our non-performing loans and consummate sales of the real estate we have acquired through foreclosures, our business will be materially adversely affected.  We are externally managed and advised by Sandstone Equity Investors, LLC, (“Sandstone” or “Advisor”) a related party, which replaced Burton Management Company (“Burton”) as our Advisor in November 2007 concurrently with the sale of Consolidated Mortgage, LLC (“Consolidated Mortgage” and “servicer”).  Sandstone’s majority owner is the same as Burton’s, a related party.

    We qualified as a REIT under the Internal Revenue Code commencing with our taxable year ended December 31, 2004, and expect to continue to qualify for the current fiscal year. To maintain our tax status as a REIT, we plan to continue to distribute at least 90% of our taxable income to stockholders.

    All of our loan origination and loan servicing activities have been conducted through Consolidated Mortgage, which was our wholly-owned subsidiary from October 2005 through November 2007, at which time we sold it to our Advisor.  Consolidated Mortgage continues to originate and service loans for us.  We have a right of first refusal to fund all new loans originated by Consolidated Mortgage.

Market Conditions

    In 2007, the country experienced a slowdown in housing sales that was compounded by the collapse of the sub-prime residential mortgage market. While the disruption began in the subprime residential mortgage sector, it extended to the broader credit and financial markets and, by mid-to-late 2008, it became clear that the global economy had been adversely impacted by the credit crisis. Available liquidity from banks and other securitization structures, which began tightening during the second half of 2007, continued to decline in 2008 and remains depressed as of the date of this filing. Concerns about the capital adequacy of financial services companies, disruptions in global credit markets and continued pricing declines in the U.S. housing market have led to further disruptions in the financial markets and have exacerbated the longevity and severity of the credit crisis. The disruption in these markets directly impacts our business because our investment portfolio initially consisted primarily of investments in mortgage debt. Our business was built on investing in acquisition and development, construction, and commercial property loans with terms of 12 to 18 months. Those loans were then typically repaid when the developer secured take-out financing. Given the current credit crisis, our borrowers have generally been unable to secure such financing, resulting in their inability to repay mortgage loans made by us. In addition, land developers have been forced to liquidate land inventory at prices significantly below the original purchase price in order to obtain cash needed for working capital purposes. However, some developers have been unable to do so, or have exhausted their available cash.  This situation negatively impacts us in two ways.  First, developers have sought other means of survival, including defaulting on their debt obligations, which may mean they have not paid amounts owed to us.  Second, developers are selling property at low prices, negatively impacting the value of surrounding properties, including properties in which we have an interest. As real estate values have continued to decline, many of our borrowers have declared bankruptcy or have ceased operations. As a result of this confluence of events, the majority of our borrowers have defaulted on their obligations to us, which in turn has resulted in a substantial increase in our non-performing loans.  Even though we generally obtain personal guarantees of the debt owed to us when we originate a mortgage loan, we have generally not pursued collection on those guarantees because of our belief that to do so may drive our borrowers into bankruptcy, which will hinder our ability to foreclose on the collateral or pursue other alternatives with the borrower.  Given the systemic collapse of the real estate and financial markets, our guarantors have likely guaranteed other projects as well that are also in default, and thus are unlikely to have any assets with which to repay amounts owed to us.

    The increase in non-performing loans has negatively impacted our operating results by both reducing interest income and increasing our provision for loan losses. However, despite the difficult market, our Advisor and servicer resolved a number of the defaulted loans in our portfolio during 2008, including the sale of $3.3 million in loans for cash proceeds of $3.4 million, and foreclosure of properties which resulted in our entrance into three joint ventures.  Our Advisor and servicer will continue to dedicate their efforts toward further resolutions.

    As we seek workout solutions on our non-performing loans, we may enter into forbearance or modification agreements with the borrowers if they have the ability to do so, or in rare instances we may identify new borrowers to assume the initial loan amounts; otherwise, we foreclose and take ownership of the property. During 2008, we foreclosed on properties securing mortgage loans with an aggregate original principal amount plus capitalized costs of $46.1 million. These loans were impaired prior to foreclosure, so that the amount recorded on our balance sheet as real estate owned as a result of these foreclosures was $25.6 million. Of our remaining mortgage investments, $62.9 million, net of allowance for loan losses of $20.8 million, were non-performing at December 31, 2008. With this level of non-performing loans, we anticipate that we will foreclose on additional property throughout fiscal 2009.

    Upon foreclosure of a property, we make a determination based on the facts specific to that property as to how to proceed.  While there may be other alternatives, we generally employ one of the following strategies to seek ultimate resolution of our investment:
  Sale of the Foreclosed Collateral – If we determine through a thorough review process that it is advantageous to sell the property that previously secured a non-performing loan at a loss rather than to continue to hold the property and incur additional costs related to property ownership, we may sell the property for cash or finance the sale with a qualified buyer.  During 2008, we sold foreclosed properties for total net proceeds to us of $962,000.
  New Borrower Assumption – If we can identify new qualified borrowers to assume the initial loan amount, we will convert the non-performing loan into a performing loan.
  Joint Venture –We may contribute real estate assets to an operating joint venture usually structured as a limited liability company (“LLC”) with other private investors in a loan or with a new investor to provide additional financing and development expertise to complete the project.  Once the project is completed and sold, we will distribute the sales proceeds according to the LLC agreement. This strategy may significantly reduce our ownership in the property. During 2008, we formed three joint ventures, each with the same partner, and contributed real estate with a carrying balance of $6.7 million into the joint ventures.
  Holding the Property – If we are unable to implement any of the strategies discussed above, or if we determine that it may be advantageous to hold the property based upon local real estate market conditions, we will hold the property for an undetermined period of time. This is a temporary strategy, which at the appropriate time will be replaced with one of the other options. It was not our original intent to become property owners, although in certain instances, holding the property is the best strategy while we work towards developing an exit strategy.  As of December 31, 2008, we were holding properties with an aggregate carrying value of $20.0 million, which were originally collateralizing 53 loans.
  As a collateral-based lender, one of our goals is to protect the value of the underlying collateral.  During 2008, we foreclosed on the collateral securing 55 non-performing loans and as a result, we own property located primarily in the western region of the United States. We have revised our operating strategy to accommodate our current status as a landowner. We believe that with the experienced management team of our Advisor and the depth of our knowledge of the real estate markets in which these properties are located, we are positioned to hold these properties and realize their potential value.

    With the decline in real estate values that was brought on by pressures in the subprime and credit markets, the performance of our portfolio and the value of our investments were negatively impacted. In response, our Board of Directors determined that it was in our and our stockholders’ best long-term interest to suspend the sale of our common stock as of February 22, 2008, and to reduce the monthly dividend from $0.10 to $0.025 per share. In October 2008, our Board further determined it was necessary to eliminate the monthly dividend for cash preservation purposes.

    Although the real estate and credit market disruptions discussed above have presented challenges for us, we have a capital operational structure with relatively low debt service obligations. We will continue to explore additional investment and business opportunities as they arise and as cash is available; however, due to the current credit market disruption, our investment opportunities are limited primarily due to our lack of capital available for investment.  Until we generate proceeds through the resolution of our non-performing loans and sale of real estate, we will not have cash available for new investments that will generate cash flows to us. Management expects that the current state of the real estate and credit markets will continue to have an adverse effect on our operations throughout 2009.

Our Investments

Real Estate Owned

    We were established as a mortgage REIT; however, as our borrowers began defaulting on their obligations to us, our Advisor determined that, in many instances, the best course of action was to foreclose on the underlying collateral and take title to the property. Real estate owned consists of property acquired through foreclosure on mortgage loans. During 2008, we foreclosed on 55 loans with an aggregate original loan amount of $45.9 million. Our interest in real estate owned may be held directly by us, or through limited liability companies. If we are one of several investors in a larger mortgage loan, such loans are foreclosed on using a limited liability company to facilitate foreclosing our lender interest along with private investors who hold the remaining loan balance. In these instances, our original investment in the loan is converted to proportionate interests in the limited liability company. In cases where our ownership interest in a limited liability company is greater than 50%, we analyze strategic alternatives to determine whether the property should be sold, contributed to a joint venture for development or held for future resolution.  We are also considering certain other strategic initiatives, such as developing and/or operating the real properties that we have acquired through foreclosure. In situations where our ownership interest in a limited liability company is less than 50%, our ability to make strategic decisions regarding the property is subject to the voting interests of a majority of the members of the limited liability company, which may hinder our ability to execute our desired strategy for the property.

    The following table represents our real estate owned assets, classified by original loan type:

	December 31, 2008
Original Loan Type	Original Loan Positions	Net Carrying Value (in thousands)
Acquisition and development loans	36	$15,271
Construction loans	16	4,708
Commercial property loans	1	-
Total	53	$19,979

Equity Investments in Real Estate

    When we pursue our resolution strategy of contributing foreclosed property to a joint venture, we account for our resulting ownership as equity investments in real estate.  To date, we have entered into three different joint venture arrangements with one joint venture partner, and have contributed land with a carrying value of $6.7 million to the joint ventures. Our joint venture partner, the developer, will construct homes on each of the three projects, and sell the completed homes to homeowners. Under terms of the joint venture agreements, the developer will fund the majority of the costs of construction, and we will receive our proportionate share of the lot contribution price plus between 13% and 50% of the profits on the sale of each home, depending on our ownership interest. We anticipate that the construction and sale of all the homes in each of the joint venture projects will take from 18 to 60 months.  During 2008, nine homes were constructed and sold to homeowners, resulting in a return of $495,000 of our equity investment.

Mortgage Loans

    At the time of our inception, our stated business plan was the investment in a variety of types of mortgage loans.  As of December 31, 2008, mortgage investments still constitute a majority of our assets; however, because of our current lack of access to capital, during 2008 we only originated five new mortgage loans with a total principal balance of $458,000, that were not related to projects in which we had previously been involved.  We originated seven new loans with total principal balances of $10.1 million related to projects in which we already had relationships. We will not have funds available to make new investments in mortgage loans until we are able to resolve some of our non-performing loans, sell some of our real estate assets, or have access to the capital markets which are currently closed to us.  At the time of origination, our mortgage investments are short-term (12 to 18 months), balloon loans with fixed interest rates. A substantial portion of these loans consists of interest-carry loans, meaning we provide the borrower with sufficient financing to enable it to make the interest payments during the term of the loan. The interest-carry nature of our mortgage loans means that we may not be able to determine that a loan is non-performing until the balloon payment is due.  At origination, all of our loans are within the loan-to-value ratios set forth in the table below under “Underwriting Criteria.” To date, all of the mortgage loans which we have funded have been identified by Consolidated Mortgage. We do not have a contractual arrangement with any other mortgage originator. Our Board of Directors has not established any limits upon the geographic concentration of mortgage loans that we may acquire.  At December 31, 2008, 57.1% of our portfolio of mortgage investments was located in Nevada.  In addition, we have a significant concentration of credit risk with our largest borrowers.  At December 31, 2008, the aggregate amount of loans to our five largest borrowers was $57.6 million representing approximately 63.8% of our total investments in mortgage loans.  All but $45,000 of this amount was non-performing and $9.8 million was reserved in the allowance for loan losses.

    Historically, we have primarily invested in mortgage loans that are secured by first or second-lien mortgages on real property. These loans fall into the following categories: acquisition and development, construction, and commercial property loans. No single mortgage loan exceeds 20% of our debt and equity capital. Additionally, mortgage loans in favor of any one borrower will not exceed 20% of our debt and equity capital.  The majority of the mortgage loans in our portfolio are either full recourse against all assets of individual borrowers, including the real estate being financed, or if the mortgage loan is made to an entity borrower, the mortgage loan is personally guaranteed, on a full recourse basis, by each of the principals of that entity. Even though we have generally insisted on obtaining these guarantees at the time of funding the mortgage loan, to date we generally have not attempted to collect on any guarantees regarding our non-performing or defaulted mortgage loans.

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

    Below is a description of the types of loans in which we invest.  Percentages are calculated based on original principal amount.

	% of Total Loan Portfolio
	December 31, 2008	December 31, 2007
Acquisition and Development Loans. Development loans enable borrowers to complete the basic infrastructure and development of their property prior to the construction of buildings or residences. Such development may include installing utilities, sewers, water pipe, or streets. Generally, we invest in development loans with a principal amount of up to 65% of the appraised value of the property.	80.3%	75.0%
Construction Loans. Construction property loans provide funds to allow commercial and residential developers to make improvements or renovations to the property in order to increase the net operating income of the property so that it can be sold or may qualify for institutional refinancing. Generally, we invest in construction loans with a principal amount of up to 75% of the appraised value of the property.	3.8%	12.3%
Commercial Property Loans. Commercial property loans provide funds to allow commercial borrowers to make improvements or renovations to the property in order to increase the net operating income of the property so that it may qualify for institutional refinancing. Generally, we invest in commercial property loans with a principal amount of up to 75% of the appraised value of the property.	15.9%	12.7%

    The loan-to-value is based upon an appraisal dated within one year of funding. Given the decline in the market values of properties as a result of the disruptions in the real estate and credit markets, the loan-to-value ratios of on our mortgage loans have increased as the current value of the underlying properties has declined.

    Participation. We participate with other lenders in loans originated by Consolidated Mortgage, as permitted by our investment policies, by providing funds for or purchasing an undivided interest in a loan meeting our investment guidelines described above.  We generally participate in loans when, for example, we do not have sufficient funds to invest in an entire loan or an originated loan fits within our investment guidelines but would constitute more than 20% of our anticipated debt and equity capital or otherwise be disproportionately large given our then existing portfolio.

Balloon Payment

    Substantially all of the mortgage loans in which we invest or purchase require the borrower to make a "balloon payment" of the principal amount upon maturity of the loan.  Balloon payment loans do not generate principal repayments to us through borrower monthly repayment. Generally, borrowers are required to make monthly interest payments to us. However, our mortgage loan portfolio consists of "interest-carry" loans, meaning we will provide the borrower with sufficient financing to enable it to make the interest payments.  A substantial period of time may elapse between the initial funding of the mortgage loan and the due date of the balloon payment. Therefore, there is no assurance that a borrower or, if applicable, any guarantor will have sufficient resources to make a balloon payment when due, even if they initially met our underwriting criteria. A borrower’s ability to repay a balloon loan may be dependent upon its ability to sell the property, obtain suitable refinancing or otherwise raise a substantial amount of cash. As a result, these loans involve a higher risk of default than loans where the principal is paid at the same time as the interest payments. Given today’s credit and real estate environment, many borrowers have been unable to obtain take-out financing for our debt and, therefore, have been unable to make the balloon payment due at maturity. In many cases, this has resulted in our foreclosing and taking ownership of the property.

Collateral

    Each of the mortgage loans we fund is secured by a first or second priority lien filed and recorded with the applicable county recorder’s office.  All real estate collateral underlying the mortgage loans we fund are appraised by an independent third party. While our intent has not been to acquire real estate assets directly, given the condition of the current real estate and credit markets, we have foreclosed and taken ownership of the real estate serving as collateral for a number of our mortgage loans, and anticipate that we will continue to foreclose on properties as necessary to protect our position in the collateral.  Set forth below is information regarding the types of loans in which we invest.  Percentages are calculated based on original principal amount.

	December 31, 2008	December 31, 2007
First Priority Lien. The majority of the loans invested in by us are secured by a first priority lien which gives us rights as a first mortgage lender of the collateralized property.	90.7%	78.1%
Second Priority Lien. Up to 25% of the loans invested in by us may be second priority mortgage loans and wraparound mortgage loans. In a second mortgage loan, our rights (such as the right to receive payment on foreclosure) are subject to the rights of the first mortgage lender. In a wraparound loan, our rights are comparably subject to the rights of a first mortgage lender, but the aggregate indebtedness evidenced by the loan documentation will be the first mortgage loan plus the new funds the lender invests. The lender receives all payments from the borrower and forwards to the senior lender its portion of the payments the lender receives.
	9.3%	21.9%

Prepayment Penalties and Exit Fees

    None of the loans in which we have invested contain prepayment penalties or exit fees. Because of the short-term nature of the mortgage loans we acquire and the general lack of liquidity currently available in the capital markets, we do not have a substantial prepayment risk.

Escrow Conditions

    We fund our mortgage loans for the acquisition of a property though an escrow account held by a title insurance company, subject to the following conditions:
  Borrowers must obtain title insurance coverage for all loans, with the title insurance policy naming us as the insured and providing title insurance in an amount at least equal to the principal amount of the loan. Title insurance insures only the validity and priority of our deed of trust, and does not insure us against loss from other causes, such as loss of value in the property.
  Borrowers must obtain fire and casualty insurance for all loans secured by improved real property, naming us as loss payee in an amount sufficient to cover the replacement cost of improvements.
  All insurance policies, notes, deeds of trust or mortgages, escrow agreements, and any other loan documents for a particular transaction must name us as payee and beneficiary.
Underwriting Criteria

    Our Advisor evaluates prospective investments when we have capital available for investment, selects the mortgages in which we invest and makes all investment decisions on our behalf in its sole discretion, unless the advisory agreement provides otherwise. Stockholders are not entitled to act on any proposed investment. We have not established any net worth minimums for our borrowers, and we frequently invest in non-investment grade loans, which may be made to borrowers with limited credit histories. We only invest in mortgage loans that meet our investment guidelines described below, with particular emphasis being placed on the loan-to-value or loan-to-cost ratios. Generally, each mortgage loan in our portfolio is either full recourse against all assets of individual borrowers, including the real estate being financed, or if the mortgage loan is made to an entity borrower the mortgage loan will be personally guaranteed, on a full recourse basis against all assets of the guarantor, by each of the principals of that entity. A credit report is required for each applicant from at least one credit reporting company. In addition, we require that each prospective borrower and guarantor provide our Advisor with tax returns and financial statements for the prior two years.  In evaluating prospective mortgage loan investments, our Advisor considers such factors as the following:

  ratio of the amount of the investment to the value of the property by which it is secured, which generally will not exceed the amounts set forth under the caption "Loan-to-Value Ratio" set forth below;
  potential for capital appreciation or depreciation of the property securing the investment;
  current and projected revenues from the property;
  status and condition of the recorded title of the property securing the investment; and
  geographic location of the property securing the investment to the extent it impacts the appraisal, although we have no geographic limitations on the lending opportunities we will consider.
When selecting mortgage loans for us, our Advisor adheres to the following guidelines, which are intended to control the quality of the collateral given for our loans:
  Priority of Mortgages. At least 75% of our mortgage investments are in loans secured by first mortgages and our second mortgage investments will not be junior to more than one other mortgage.  We have not and will not invest more than 25% of our assets in second mortgages.
  Loan-to-Value Ratio. The amounts of our loans combined with the outstanding debt secured by a senior mortgage on a property generally will not exceed the following percentage of the appraised value at the time of funding:
Types of Secured Property	Loan-to-Value Ratio
Raw and unimproved land	60%
Commercial property	75%
Property under development	65% (of anticipated post-development value)
Leasehold interest	75% (of value of leasehold interest)
Construction loan	75% (of anticipated post-development value)

    Loan-to-value ratios are based on appraisals at the time of funding and may not reflect subsequent changes in value. Generally appraisals are dated no greater than 12 months prior to the date of loan funding.  The appraisals may be for the current estimate of the “as-if developed” value of the property, which approximates the post-construction value of the collateralized property assuming that such property is developed.   Our Advisor ensures that all mortgage companies that originate and manage our loans retain appraisers who are licensed or qualified as independent appraisers and who are certified by or hold designations from one or more nationally recognized organization.

Competition

    As we seek investments in mortgage loans, we compete with a variety of institutional lenders, including other REITs, insurance companies, mutual funds, hedge funds, pension funds, investment banking firms, banks and other financial institutions that invest in the same types of assets. Many of these investors have greater financial resources and access to lower cost of capital than we do, and may be better able to withstand the impact of the current disruptions in the real estate and credit markets. No particular competitor dominates the market. Due to the current economic environment, financial institutions in our geographic markets have been limited in their abilities to provide financing for acquisition and development, construction and commercial property loans, thereby increasing our opportunities for investment once we have capital available.

Employees

    We are externally advised by Sandstone and therefore have no employees.

Available Information

    The Internet address of our corporate website is www.desertcapitalreit.com. Our periodic SEC reports (including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and Section 16 filings) are available free of charge through our website as soon as reasonably practicable after they are filed electronically with the SEC. We may from time to time provide important disclosures to investors by posting them in the investor relations section of our website, as allowed by SEC rules. Materials we file with the SEC may be read and copied at the SEC's Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website at www.sec.gov that contains our reports, proxy and information statements, and other information regarding our company that we file electronically with the SEC.

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

RISKS RELATED TO OUR BUSINESS AND OPERATIONS

Adverse developments in the credit markets and in the global economy have had, and will continue to have, an adverse effect on the value of our investments, our cash flow and our operating results.

Our success is generally dependent upon economic conditions in the U.S. and, in particular, the geographic areas in which a substantial number of our investments are located. Global recessionary economic conditions and adverse developments in the credit markets have substantially reduced or eliminated the availability of financing for most real estate sectors. The mortgage industry has been negatively impacted by severe volatility in the capital markets, significant declines in asset values and lack of liquidity.  Recent adverse changes in the mortgage and capital markets have eliminated, reduced the availability of, or increased the cost of funding sources for us.  These factors have resulted in numerous negative implications to our business, including the inability of our borrowers to access capital to repay their obligations to us resulting in material increases in non-performing loans and foreclosure activity, our inability to execute asset sales at favorable prices and our inability to raise capital or generate sufficient liquidity.  This has reduced, and may continue to reduce, the revenue and cash flow we receive from our investments and the fair value of our investments and has resulted in, and may continue to cause, material asset impairment of these investments. Our response to current economic conditions may require us to change our business strategy, including the types of investments we make, how we finance them and our dividend policies, from our historical approaches.

Limitations on our liquidity and ability to raise capital have had, and we expect will continue to have, an adverse effect on us.

    Historically, our primary sources of liquidity have been our bank credit facility, issuances of debt and equity securities in capital markets transactions and repayments of our loans. Liquidity in the currently dislocated capital markets has been severely constrained since the beginning of the credit crisis, increasing the cost of funds and/or effectively eliminating access to funding sources.  As a result, we have been unable and may continue to be unable to access sources of funding or, if available to us, we may not be able to negotiate favorable terms.  We have sought, and will continue to seek, to raise capital through secured debt financing, asset sales, joint ventures and other third party capital arrangements. So far, we have achieved only limited success through these efforts. Any decision by our lender and/or investors to make additional funds available to us in the future will depend upon a number of factors, such as our compliance with the terms of our existing credit arrangements, our financial performance, industry and market trends, and the relative attractiveness of alternative investment or lending opportunities.  If we are not otherwise able to raise capital on favorable terms, we may be forced to sell some of our assets at unfavorable prices.  Continued disruption in the global credit markets or further deterioration in those markets may continue to have a material adverse effect on our ability to repay or refinance our borrowings and operate our business. Although we currently expect our sources of capital to be sufficient to meet our near term liquidity needs, there can be no assurance that our liquidity requirements will continue to be satisfied.

Obligations under our trust preferred debt obligations could limit our flexibility and adversely affect our financial condition.

    We currently have over $30.9 million in obligations related to the outstanding trust preferred securities.  We are required to make quarterly interest payments on these debt obligations.  Because we were not in compliance with the repayment terms of our senior credit facility with a bank and because we had insufficient cash flow, we made the $572,000 quarterly interest payment due January 30, 2009 by withdrawing amounts on deposit in the cash reserve account securing the trust preferred securities.  In the future, if we fail to pay the trust preferred obligations when due, then we will be in default and if such default is not waived or modified by the requisite percentage of trust preferred security holders, the entire outstanding principal amount may be accelerated and become immediately due and payable.

    In addition to making quarterly interest payments, the trust preferred securities require us to comply with various covenants, including maintaining a minimum tangible net worth level as well as specified financial ratios such as total liabilities to tangible net worth, EBITDA, as defined in the junior subordinated indenture, to interest expense and leverage. All of the covenants are maintenance covenants and, if breached, could result in an acceleration of our obligations if not waived or modified by the requisite percentage of the trust preferred security holders. Our current level of financial performance has impaired our ability to satisfy certain of these financial covenants and at December 31, 2008, we were not in compliance with certain of these covenants.  We are in discussions with the trust preferred securities holders and will be seeking to modify the terms of certain of the financial covenants and reduce our interest payment obligations.  Our ability to implement any restructuring is dependent upon the agreement of the trust preferred security holders.  We expect that these negotiations will be complex and there can be no assurances that these negotiations will be successful.

If we are unable to raise additional capital or generate sufficient liquidity we may be unable to conduct our operations.

    Our ability to conduct our operations is significantly constrained by our lack of liquidity and our unlikely ability to obtain additional debt financing or to issue equity securities as a result of our current financial condition, as well as the uncertainties and risks caused by the continuing turmoil and volatility in the capital markets and the recessionary economic conditions.  Our ability to continue our operations is dependent upon our short term ability to implement successfully exit strategies with respect to certain of our mortgage loans and real estate assets.  These strategies primarily include asset sales and joint ventures.  Our financial performance and success are dependent in large part upon our ability to implement these exit strategies successfully so that we are able to generate sufficient additional cash flow to enable us to meet our current and future expenses.

    We are also considering certain strategic initiatives, such as developing and/or operating the real properties that we have acquired through foreclosure.  Our ability to execute these initiatives is also constrained by our lack of liquidity and financial condition as well as the continuing turmoil in the mortgage and capital markets and recessionary economic conditions.  We may elect not to proceed with such initiatives or, in the event we do elect to proceed with such initiatives, we may be unable to implement such initiatives successfully or achieve the anticipated benefits of their implementation.  If we are unable to do so, we may be unable to satisfy our future operating costs and liabilities, including interest payments on our trust preferred obligations.  Even if we are able to implement some or all of our strategic initiatives successfully, our operating results may not improve to the extent we anticipate, or at all.

We may not be able to access financing sources on favorable terms, or at all, which could adversely affect our ability to operate our business as planned and implement any strategic initiatives that we elect to pursue.

    Our ability to implement any strategic initiative that we elect to pursue will require additional capital and liquidity.  If we are not able to access sufficient capital on reasonable terms, we will not be able to accomplish our goals.  Further, our ability to obtain additional capital depends on various conditions in the markets, which are beyond our control.  The United States is in the midst of an economic recession with the capital and credit markets experiencing extreme volatility and disruption.  If current levels of market disruption and volatility continue or worsen, access to capital and credit markets could be disrupted over an extended period of time, which may make it difficult or impossible to obtain the financing we need to operate our business and implement our strategic initiatives.  We cannot make assurances that the capital and credit markets will provide an efficient source of long-term financing.  If we are not able to borrow additional funds on terms acceptable to us to finance any of our strategic initiatives, we may not be able to continue to operate our business as planned, which would have a material adverse effect on our financial condition, liquidity and results of operations.

We face risks associated with owning developed and undeveloped real property.

    At December 31, 2008, we held interests in 53 properties and had 29 non-performing loans.  With this level of non-performing loans, we anticipate that we will foreclose on additional property throughout 2009.  The risks inherent in owning and/or developing real property increase as demand for commercial or residential property, or rental rates, decrease. Real estate markets are highly uncertain and, as a result, the value of developed and undeveloped property has fluctuated significantly and may continue to fluctuate as a result of changing market conditions. In addition, carrying costs can be significant and can result in losses or reduced margins in a poorly performing project. As a result, we hold certain property and may in the future acquire additional property at a cost we may not be able to recover fully or on which we cannot build and develop into a profitable project.  Under current market conditions, we have recorded impairment charges on certain of our properties and may have future impairments of our properties. These impairment charges are based on estimates of fair value. Given the current environment, the amount of market information available to estimate fair value is less than usual; if additional market information becomes available in future periods we may take additional impairment charges.

Adverse market conditions have caused us and, we expect, may continue to cause us to have difficulty selling certain of our assets, which has impaired our ability to use sales proceeds as a source of liquidity and has adversely affected our ability to operate our business and satisfy our debt service obligations.

We intend to dispose of certain of our assets to provide us with necessary liquidity to operate our business and help us satisfy our current and future expenses and debt service obligations. We have and may in the future encounter difficulty in finding buyers in a timely manner as real estate investments generally cannot be disposed of quickly, especially when market conditions are poor. These difficulties have been exacerbated in the current credit environment because buyers have been unable to obtain the necessary financing. These factors have and may continue to limit our ability to vary our portfolio promptly in response to changes in economic or other conditions and have and may continue to limit our ability to utilize sales proceeds as a source of liquidity, which has adversely affected our ability to operate our business and satisfy our debt service obligations.

We may not be able to control our operating costs or our expenses may remain constant or increase, even if our revenues decrease, causing our results of operations to be adversely affected.

Factors that may adversely affect our ability to control operating costs include:
  the need to pay for insurance and other operating costs, including real estate taxes, which could increase over time;
  the need periodically to repair, renovate and re-lease space;
  the cost of compliance with governmental regulation, including zoning and tax laws;
  the potential for liability under applicable laws;
  interest rate levels; and
  the availability of financing.
    If our operating costs increase as a result of any of the foregoing factors, our results of operations may be adversely affected.

The expense of owning and operating a property is not necessarily reduced when circumstances such as market factors and competition cause a reduction in income from the property. As a result, if revenues drop, we may not be able to reduce our expenses accordingly. Costs associated with real estate investments, such as real estate taxes, loan payments and maintenance generally will not be reduced even if a property is not fully occupied or other circumstances cause our revenues to decrease. If a property is mortgaged and we are unable to meet the mortgage payments, the lender could foreclose on the mortgage and take the property, resulting in a further reduction in net income.

We may be unable to develop our properties or redevelop existing properties successfully, which could adversely affect our results of operations due to unexpected costs, delays and other contingencies.

Our operating strategy historically has not included owning real property, developing real property or expansion and/or redevelopment of existing property. However, as a result of the adverse developments in the credit markets and global economic conditions, we have interests in 53 properties and expect to acquire additional property through foreclosure during 2009.  Some of the exit strategies and strategic initiatives that we are considering include engaging in certain development opportunities as they arise.  Development activity may be conducted through wholly-owned subsidiaries or through joint ventures. However, there are significant risks associated with such development activities in addition to those generally associated with the ownership and operation of developed properties. These risks include the following:

  we may be unable to obtain necessary financing on acceptable terms or at all;
  we may be unable to obtain, or face delays in obtaining necessary zoning, land-use, building, occupancy, and other required governmental permits and authorizations, which could result in increased development costs and/or lower than expected leases;
  local real estate market conditions, such as oversupply or reduction in demand, may result in reduced or fluctuating rental rates;
  we may incur development costs for a property that exceed original estimates due to increased materials, labor or other costs or unforseen environmental conditions, which could make completion of the property uneconomical;
  we may abandon development opportunities that we have already begun to explore, and we may fail to recover expenses already incurred in connection with exploring any such opportunities;
  changes in applicable zoning and land use laws may require us to abandon projects prior to their completion, resulting in the loss of development costs incurred up to the time of abandonmnet; and
  we may experience late completion because of construction delays, delays in the receipt of zoning, occupancy and other approvals or other factors outside of our control.
In addition, if a project is delayed, certain tenants may have the right to terminate their leases. Any one or more of these risks may cause us to incur unexpected development costs, which would negatively affect our results of operations.

Our joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on our joint venture partners’ financial condition, any disputes that may arise between us and our joint venture partners and our exposure to potential losses from the actions of our joint venture partners.

As of December 31, 2008, we had ownership interests in three joint ventures. Our investments in these joint ventures involve risks not customarily associated with wholly-owned properties, including the following:
  we share decision-making authority with some of our joint venture partners regarding major decisions affecting the ownership or operation of the joint venture and the joint venture properties, such as the acquisition of properties, the sale of the properties or the making of additional capital contributions for the benefit of the properties, which may prevent us from taking actions that are opposed by those joint venture partners;
  prior consent of our joint venture partners may be required for a sale or transfer to a third party of our interests in the joint venture, which restricts our ability to dispose of our interest in the joint venture;
  our joint venture partners might become bankrupt or fail to fund their share of required capital contributions, which may delay construction or development of a joint venture property or increase our financial commitment to the joint venture;
  our joint venture partners may have business interests or goals with respect to the joint venture properties that conflict with our business interests and goals, which could increase the likelihood of disputes regarding the ownership, management or disposition of such properties;
  disputes may develop with our joint venture partners over decisions affecting the joint venture properties or the joint venture, which may result in litigation or arbitration that would increase our expenses and distract our officers and/or directors from focusing their time and effort on our business, and possibly disrupt the day-to-day operations of the property such as by delaying the implementation of important decisions until the conflict or dispute is resolved;
  we may suffer losses as a result of the actions of our joint venture partners with respect to our joint venture investments; and
  our joint venture partner may elect to sell or transfer its interests in the joint venture to a third party, which may subject us to a joint venture partner that is not acceptable to us.
Our results of operations could be adversely affected if we are required to perform under a financial guarantee that we have provided with respect to one of our properties that we obtained through foreclosure.

    We guaranteed approximately $13.7 million of indebtedness of Warm Jones, LLC, a limited liability company in which we own a 37.6% membership interest.  Under the original terms of the indebtedness, the note was due in October 2008 and subsequently modified, extending the maturity to February 2010.  In the event Warm Jones does not pay the note when due, the beneficiaries under the guarantee have the right to make demand on us under the guarantee to pay the entire $13.7 million.  If we are required to pay any amount under the guarantee, our results of operations and cash flows could be adversely affected. In addition, we may not be able to ultimately recover any amount we are required to pay.

We may not pay dividends to our common stockholders.

    REIT provisions of the Internal Revenue Code generally require that we annually distribute to our stockholders at least 90 % of all of our taxable income, exclusive of the application of any tax loss carry forwards that may be used to offset current period taxable income. These provisions restrict our ability to retain earnings and thereby generate capital from our operating activities. For any year that we do not generate taxable income, we are not required to declare and pay dividends to maintain our REIT status. We have not declared a common stock dividend since September 30, 2008.

We may change our business policies in the future, which could adversely affect our financial condition or results of operations.

    Our major policies, including our policies with respect to investments, financing, growth, operations, debt capitalization and distributions, are determined by our board of directors. A change in these policies could adversely affect our financial condition or results of operations. For example, we are considering certain strategic initiatives that would change our investment strategy, operations and debt capitalization. Our board of directors may amend or revise these and other policies from time to time in the future, and no assurance can be given that additional amendments or revisions to these or other policies will not materially adversely affect our financial condition or results of operations.

Variable rate debt is subject to interest rate risk.

    We have long-term debt that bears interest at a varying interest rate based on LIBOR. In addition, we have a revolving credit facility that bears interest at a variable rate based on the prime rate. We may incur additional variable rate debt in the future. Increases in interest rates on variable rate debt would increase our interest expense, unless we make arrangements which hedge the risk of rising interest rates, which would adversely affect net income and cash available for payment of our debt obligations.

Losses from catastrophes may exceed our insurance coverage.

    We carry comprehensive property and liability insurance on our properties, which we believe is of the type and amount customarily obtained on similar real property assets. We intend to obtain similar coverage for properties we acquire or develop in the future. However, some losses, generally of a catastrophic nature, such as losses from floods, hurricanes, or earthquakes, may be subject to coverage limitations. We exercise our discretion in determining amounts, coverage limits, and deductible provisions of insurance, to maintain appropriate insurance on our investments at a reasonable cost and on suitable terms. If we suffer a substantial loss, our insurance coverage may not be sufficient to pay the full current market value or current replacement value of our lost investment, as well as the anticipated future revenues from the property. Further, there are some types of losses, including some types of environmental losses that generally are not insured or are not economically insurable. Inflation, changes in building codes and ordinances, environmental considerations, and other factors also may reduce the feasibility of using insurance proceeds to replace a property after it has been damaged or destroyed.

Loan repayments are unlikely in the current market environment.

    In the past, a source of liquidity for us was the voluntary repayment of loans. Because the commercial real estate asset-backed markets remain closed, and banks and life insurance companies have drastically curtailed new lending activity, real estate owners are having difficulty refinancing their assets at maturity. Borrowers have been unable to refinance loans at their maturity, the loans have gone into default and the liquidity that we would have otherwise received from such repayments has not been available. As a lender willing to invest in loans to borrowers who may not meet the credit standards of other financial institutions, the default rate on mortgage loans made by us could be higher than that of the real estate industry generally. As of December 31, 2008 we had 29 loans in our portfolio from 14 separate borrowers that were placed on nonaccrual status.  The aggregate balance of these loans was approximately $127.2 million of which our portion was approximately $83.7 million, and the remaining balance is held by private investors.  These loans are the subject of pending foreclosure proceedings. The increase in our provision for loan losses has materially adversely affected our results of operations.  The inability of borrowers to repay the loans owing to us has had and will continue to have a material adverse effect on our business and operations.

We may suffer a loss if a borrower defaults on a loan and the underlying collateral is not sufficient.

    In the event of a default by a borrower on a non-recourse loan, we will only have recourse to the real estate-related assets collateralizing the loan. If the underlying collateral value is less than the loan amount, we will suffer a loss.  We sometimes obtain individual or corporate guarantees from borrowers or their affiliates, which are not secured. In cases where guarantees are not fully or partially secured, we typically rely on financial covenants from borrowers and guarantors which are designed to require the borrower or guarantor to maintain certain levels of creditworthiness. Where we do not have recourse to specific collateral pledged to satisfy such guarantees or recourse loans, we will only have recourse as an unsecured creditor to the general assets of the borrower or guarantor, some or all of which may be pledged to satisfy other lenders. There can be no assurance that a borrower or guarantor will comply with its financial covenants, or that sufficient assets will be available to pay amounts owed to us under our loans and guarantees. As a result of these factors, we may suffer losses which could have a material adverse effect on our financial performance.

    In the event of a borrower bankruptcy, we may not have full recourse to the assets of the borrower in order to satisfy our loan. In addition, certain of our loans are subordinate to other debt of the borrower. If a borrower defaults on our loan or on debt senior to our loan, or in the event of a borrower bankruptcy, our loan will be satisfied only after the senior debt receives payment. Where debt senior to our loan exists, the presence of intercreditor arrangements may limit our ability to amend our loan documents, assign our loans, accept prepayments, exercise our remedies (through "standstill" periods) and control decisions made in bankruptcy proceedings relating to borrowers. Bankruptcy and borrower litigation can significantly increase collection losses and the time needed for us to acquire title to the underlying collateral in the event of a default, during which time the collateral may decline in value, causing us to suffer losses.

    If the value of collateral underlying our loan declines or interest rates increase during the term of our loan, a borrower may not be able to obtain the necessary funds to repay our loan at maturity through refinancing. Decreasing collateral value and/or increasing interest rates may hinder a borrower's ability to refinance our loan because the underlying property cannot satisfy the debt service coverage requirements necessary to obtain new financing. If a borrower is unable to repay our loan at maturity, we could suffer a loss which may adversely impact our financial performance.

We are subject to additional risks associated with participation interests.

    Some of our loans are participation interests or co-lender arrangements in which we share the rights, obligations and benefits of the loan with other lenders. We may need the consent of these parties to exercise our rights under such loans, including rights with respect to amendment of loan documentation, enforcement proceedings in the event of default and the institution of, and control over, foreclosure proceedings. Similarly, a majority of the participants may be able to take actions to which we object but to which we will be bound if our participation interest represents a minority interest. We may be adversely affected by this lack of full control.

The subordinate mortgage loans and participation interests in mortgage loans we have invested in may be subject to risks relating to the structure and terms of the transactions, as well as subordination in bankruptcy, and there may not be sufficient funds or assets remaining to satisfy our investments, which may result in losses to us.

    We have focused on originating, structuring and acquiring senior and subordinate debt investments secured primarily by real property, including first lien mortgage loans, participations in first lien mortgage loans and second lien mortgage loans and participation interests in second lien mortgage loans. These investments may be subordinate to other debt on the property and are secured by subordinate rights to the commercial property. If a borrower defaults or declares bankruptcy, after senior obligations are met, there may not be sufficient funds or assets remaining to satisfy our subordinate interests. Because each transaction is privately negotiated, subordinate investments can vary in their structural characteristics and lender rights. Our rights to control the default or bankruptcy process following a default will vary from transaction to transaction. The subordinate investments that we originate and invest in may not give us the right to demand foreclosure as a subordinate real estate debt holder. Furthermore, the presence of intercreditor agreements may limit our ability to amend our loan documents, assign our loans, accept prepayments, exercise our remedies and control decisions made in bankruptcy proceedings relating to borrowers. Similarly, a majority of the participating lenders may be able to take actions to which we object but to which we will be bound. Certain transactions that we have originated and invested in could be particularly difficult, time consuming and costly to workout because of their complicated structure and the diverging interests of all the various classes of debt in the capital structure of a given asset.

Loan loss reserves are particularly difficult to estimate in a turbulent economic environment.

    Our loan loss reserves are evaluated on a quarterly basis. Our determination of loan loss reserves requires us to make certain estimates and judgments, which are particularly difficult to determine during a recession where commercial real estate credit has been nearly shut off and commercial real estate transactions have dramatically decreased. Our estimates and judgments are based on a number of factors, including projected cash flows from the collateral securing our commercial real estate loans, loan structure, including the availability of reserves and recourse guarantees, likelihood of repayment in full at the maturity of a loan, potential for a refinancing market coming back to commercial real estate in the future and expected market discount rates for varying property types. If our estimates and judgments are not correct, our results of operations and financial condition could be severely impacted.

Our assets may be subject to impairment charges which can adversely affect our financial results.

    We periodically evaluate long-lived assets to determine if there has been any impairment in their carrying values and record impairment losses if there are indicators of impairment. If it is determined that an impairment has occurred, the amount of the impairment charge is equal to the excess of the asset’s carrying value over its estimated fair value, which could have a material adverse effect on our financial results in the accounting period in which the adjustment is made. During 2008, we recorded  impairment charges of $13.7 million related to a decline in the value of real estate owned.  If market conditions do not improve or if there is further market deterioration, it may impact the number of properties we can sell, the timing of the sales and/or the prices at which we can sell them in future periods. If we are unable to sell properties, we may incur additional impairment charges on properties previously impaired as well as on properties not currently impaired but for which indicators of impairment may exist, which would decrease the value of our assets as reflected on our balance sheet and adversely affect net income and stockholders’ equity. There can be no assurances of the amount or pace of future sales and closings, particularly given current market conditions.

We could incur significant costs related to environmental issues which could adversely affect our results of operations through increased compliance costs or our financial condition if we become subject to a significant liability.

    Under federal, state and local laws and regulations relating to the protection of the environment, a current or previous owner or operator of real property, and parties that generate or transport hazardous substances that are disposed of on real property, may be liable for the costs of investigating and remediating hazardous substances on or under or released from the property and for damages to natural resources. The federal Comprehensive Environmental Response, Compensation & Liability Act, and similar state laws, generally impose liability on a joint and several basis, regardless of whether the owner, operator or other responsible party knew of or was at fault for the release or presence of hazardous substances. In connection with the ownership or operation of our properties, we could be liable in the future for costs associated with investigation and remediation of hazardous substances released at or from such properties. The costs of any required remediation and related liability as to any property could be substantial under these laws and could exceed the value of the property and/or our assets. The presence of hazardous substances, or the failure to properly remediate those substances may result in our being liable for damages suffered by a third party for personal injury, property damage, cleanup costs, or otherwise and may adversely affect our ability to sell or rent a property or to borrow funds using the property as collateral. In addition, environmental laws may impose restrictions on the manner in which we use our properties or operate our business, and these restrictions may require expenditures for compliance. The restrictions themselves may change from time to time, and these changes may result in additional expenditures in order to achieve compliance. We cannot assure you that a material environmental claim or compliance obligation will not arise in the future. The costs of defending against any claims of liability, of remediating a contaminated property, or of complying with future environmental requirements could be substantial and affect our operating results. In addition, if a judgment is obtained against us or we otherwise become subject to a significant environmental liability, our financial condition may be adversely affected.

If we fail to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002, our results of operations may be negatively affected.

    We are required to maintain effective internal control over financial reporting under the Sarbanes-Oxley Act of 2002 and related regulations. Any material weakness in our internal control over financial reporting that needs to be addressed may negatively affect our results of operations.

    In connection with its audit of our consolidated financial statements for the year ended December 31, 2007, we, together with our independent registered public accounting firm identified deficiencies in our internal control over financial reporting that constituted “material weaknesses” as defined by standards established by the Public Company Accounting Oversight Board. The deficiencies related to our failure to design and implement controls related to the interpretation and implementation of certain accounting principles, primarily related to business combinations in connection with the sale of Consolidated Mortgage and accounting for loan impairment in connection with a troubled debt restructuring.  We have expanded our internal accounting staff to correct the material weakness identified; however, we cannot assure you that our internal control over financial reporting will not be subject to material weaknesses in the future.

The geographic, borrower and property-type concentrations of our investments may increase our risk of loss.

    Our portfolio is primarily concentrated in the Southwestern United States. As of December 31, 2008, approximately 80% of the principal balance of our portfolio was invested throughout Nevada, California, and Arizona. We also have material concentrations in the property types that comprise our loan portfolio, specifically acquisition and development, construction and commercial property.  We have material concentrations in the borrowers of the loans that comprise our loan portfolio. At December 31, 2008, the aggregate amount of our loans to our five largest borrowers was $57.6 million representing approximately 63.8% of our total investments in mortgage loans.  All but $45,000 of this amount was non-performing.  The allowance for loan losses includes $9.8 million in allowances for these specific loans.  Where we have any kind of concentration risk in our investments, an adverse development in that area of concentration could reduce the value of our investment and our return on that investment and, if the concentration affects a material amount of our investments, impair our ability to execute our investment strategy and reduce our cash flow.

The property securing some of our investments may be subject to prior liens and if default on these superior encumbrances occurs, we may be required to pay installments due to the superior encumbrances, which would have an adverse effect on our operating cash flow.

    The property securing an investment may be subject to prior security interests or liens securing payment of other obligations which are or may become superior to our interest. If defaults occur on superior encumbrances, we may lose our security interest in the property through foreclosure of the superior encumbrances and we may, in order to preserve our secured interest, have to pay the periodic installments due to the superior encumbrance in order to prevent foreclosure of the superior encumbrance. In some cases, we have been and in the future, may again be required to pay a superior encumbrance in its entirety. We could be required to make additional cash outlays for an indefinite period of time, including payment of court costs and attorney fees and other expenses incidental to protection investments. These expenses have had and may continue to have an adverse effect on our operating cash flow.

Insurance will not cover all potential losses on the underlying real properties and the absence thereof may impair our security and harm the value of our assets.

    We require that each of the borrowers under the mortgage loans that we acquire obtain comprehensive insurance covering the underlying real property, including liability, fire and extended coverage. There are certain types of losses, however, generally of a catastrophic nature, such as earthquakes, floods and hurricanes that may be uninsurable or not economically insurable. We do not require borrowers to obtain terrorism insurance. Inflation, changes in building codes and ordinances, environmental considerations, and other factors also might make it infeasible to use insurance proceeds to replace a property if it is damaged or destroyed. Under such circumstances, the insurance proceeds, if any, might not be adequate to restore the economic value of the underlying real property, which might impair our security and decrease the value of our assets.

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

    In addition to managing us and having three of its designees as members of our board, our Advisor provides advice on our operating policies and strategies. Our Advisor may also cause us to engage in future transactions with it and its affiliates. Accordingly, our Advisor has significant influence over our affairs, and may cause us to engage in transactions which are not in our best interest.

Our success will depend on the performance of our Advisor.

    Our ability to achieve our investment objectives and to pay distributions to our stockholders is dependent upon the performance of our Advisor in evaluating and managing our investments and our day-to-day operations. You will have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments. You must rely entirely on the analytical and management abilities of our Advisor and the oversight of our board of directors.

We may be obligated to pay our Advisor the second-tier management fee even if we incur a loss.

    Pursuant to the advisory agreement, our Advisor is entitled to receive the second-tier management fee for each fiscal quarter in an amount equal to a tiered percentage of the excess of our taxable income for that quarter (before deducting the second-tier management fee, net operating losses and certain other items) above a threshold return for that quarter. The advisory agreement further provides that our taxable income for second-tier management fee purposes excludes net capital losses that we may incur in the fiscal quarter, even if such capital losses result in a net loss on our statement of operations for that quarter. Thus, we may be required to pay our Advisor the second-tier management fee for a fiscal quarter even if there is a decline in the value of our portfolio or we incur a net loss for that quarter.

We can not estimate with certainty the future aggregate fees and expense reimbursements that will be paid to our Advisor under the advisory agreement due to the time and manner in which our Advisor's second-tier management compensation and expense reimbursements are determined.

    Our Advisor is entitled to substantial fees pursuant to the advisory agreement. Our Advisor's first-tier management fee is calculated as a percentage of our Average Invested Assets. Our Advisor's second-tier management fee is calculated as a tiered percentage of our taxable income (before deducting certain items) in excess of a threshold amount of taxable income and is indeterminable in advance of a particular period. Since payments of first-tier management fee, second-tier management fee and expense reimbursements are determined at future dates based upon our then-applicable Average Invested Assets, results of operations and actual expenses incurred by our Advisor, such fees and expense reimbursements cannot be estimated with mathematical certainty. We can provide no assurance at this time as to the amount of any such first-tier management fee, second-tier management fee or expense reimbursements that may be payable to our Advisor in the future.

Our Advisor may render services to other entities, which could reduce the amount of time and effort that our Advisor devotes to us.

    The advisory agreement does not restrict the right of our Advisor, any persons working on its behalf or any of its affiliates to carry on their respective businesses, including the rendering of advice to others regarding investments in mortgage loans that would meet our investment criteria.  Our Advisor is also the advisor to CM Equity and in the future may take on other clients and be involved in related businesses.  In addition, the advisory agreement does not specify a minimum time period that our Advisor and its personnel must devote to managing our investments. The ability of our Advisor to engage in these other business activities, and specifically to manage mortgages for third parties, could reduce the time and effort it spends managing our portfolio to the detriment of our investment returns.

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

    In order to continue to qualify as a REIT, we must ensure that at the end of each calendar quarter at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets. The remainder of our investment in securities generally cannot include more than 10% of the outstanding voting securities of any one issuer (other than a taxable REIT subsidiary) or more than 10% of the total vote or value of the outstanding securities of any one issuer (other than a taxable REIT subsidiary). In addition, generally, no more than 5% of the value of our assets can consist of the securities of any one issuer (other than a taxable REIT subsidiary). In the case of taxable REIT subsidiaries, no more than 25% of the value of our assets can consist of securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements, we must dispose of a portion of our assets within 30 days after the end of the calendar quarter in order to avoid losing our REIT status and suffering adverse tax consequences.

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

ITEM 2. PROPERTIES

    We own an office building in Henderson, Nevada, which serves as our corporate headquarters. The total square footage of the building is approximately 40,000 square feet, and as of December 31, 2008, the building was 77% occupied. We currently lease approximately 25,000 square feet of office space to related parties and approximately 5,000 square feet to unrelated third parties under non-cancelable leases that expire in 2010.

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

    We are also named in a Demand for Arbitration, with the American Arbitration Association with Consolidated Mortgage, Todd B. Parriott, our Chief Executive Officer, and Paul Huygens, a former officer of Consolidated Mortgage.  Hayden Almeda, L.L.C., Hayden Wood, L.L.C., and SRG Real Estate, L.L.C. filed the proceeding on September 5, 2008 and are seeking damages for fraud, breach of contract, promissory estoppel, quantum meruit, intentional misrepresentation and breach of warranty.  The basis for the arbitration involves a series of transactions whereby Consolidated Mortgage created three special purpose entities for the sole purpose of holding three parcels of real property by special warranty deed.  The special purpose entities were subsequently transferred to SRG in exchange for three promissory notes, of which we are a participating investor, with accompanying construction loan agreements and deeds of trust, in the amount of $7.8 million, $2.8 million, and $6.7 million.  During 2008, SRG failed to make payments as required under the notes; therefore, Consolidated Mortgage ceased disbursing funds to SRG, as permitted by the notes and construction loan agreements.  Shortly thereafter, SRG filed the Demand for Arbitration alleging (1) certain environmental reports and problems were withheld and not disclosed prior to the execution of the sale and purchase agreements for the special purpose entities, (2) respondents did not reimburse SRG for services rendered and oversight and consulting as agreed, and (3) loan proceeds were not provided and/or were not made available to be drawn by SRG.  The respondents have asserted several defenses; however, we, Todd B. Parriott, and Paul Huygens have asserted specific defenses, which include the lack of contractual privity with claimants and that we are not parties to any agreement with claimants that provides for the arbitration of disputes.  We intend to vigorously contest the claims asserted in the Demand for Arbitration.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We held our annual meeting of stockholders on December 16, 2008 and a quorum was present by proxy.  The purpose of this meeting was to vote on the following:

(1)  Election of Directors. Seven directors were elected and the votes cast were as follows:

	For	Against	Withheld	Abstain	Total Shares Voted
Todd B. Parriott	8,216,287	60,079	432,451	-	8,708,817
Robert B. Beville	8,208,376	67,990	432,451	-	8,708,817
G. Steven Dawson	8,217,400	58,966	432,451	-	8,708,817
James L. George	8,207,402	68,964	432,451	-	8,708,817
Thomas L. Gustafson	8,227,180	49,186	432,451	-	8,708,817
Stacy M. Riffe	8,210,876	65,490	432,451	-	8,708,817
Charles Wolcott	8,198,283	78,083	432,451	-	8,708,817

(2)  Ratification of Auditors.  Hancock Askew & Co. LLP was ratified as our independent registered public accounting firm for the fiscal year ending December 31, 2008, 8,085,797 shares voted for, 220,932 shares voted against and 402,088 shares abstained.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

    There is no established public trading market for our common stock. As of March 27, 2009, the approximate number of record holders of our common stock was 3,883.  Our Board of Directors declared monthly dividends on the last day of each month, payable to stockholders of record at the close of business on the last day of the subsequent month. The table below lists the declaration dates and per share amounts.  On October 31, 2008, we announced the suspension of our monthly dividend, effective immediately.  Set forth in the table below is information regarding the dividends we have paid per share during the past three years.

	2008	2007	2006
January 31	$0.100	$0.100	$0.100
February 29, and February 28 respectively	0.025	0.100	0.100
March 31	0.025	0.100	0.100
April 30	0.025	0.100	0.100
May 31	0.025	0.100	0.100
June 30	0.025	0.100	0.100
July 31	0.025	0.100	0.100
August 30	0.025	0.100	0.100
September 30	0.025	0.100	0.100
October 31	0.000	0.100	0.100
November 30	0.000	0.100	0.100
December 31	0.000	0.100	0.100
Total	$0.300	$1.200	$1.200

EQUITY COMPENSATION PLAN INFORMATION

    We have reserved 1,000,000 shares of common stock for issuance under our 2004 Stock Incentive Plan. The plan was approved by our stockholders in 2004 before we commenced with our initial public offering. We have issued a total of 108,000 shares of restricted stock under this plan, all shares of which have been issued to our directors.  All issued shares are fully vested as of December 31, 2008.

ITEM 6. SELECTED FINANCIAL DATA

    The following selected financial data is derived from our consolidated financial statements. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," “Risk Factors” and our audited consolidated financial statements and notes thereto included elsewhere in this report.

	Year Ended December 31,
	(in thousands, except per share amounts)
	2008	2007	2006	2005	2004
Interest income	$7,382	$20,268	$18,271	$4,660	$459
Non-interest income	1,131	12,316	11,388	10,776	126
Total revenue	8,513	32,584	29,659	15,436	585

Interest expense	3,126	4,018	2,670	942	93
Non-interest expense	19,371	15,324	11,966	7,573	454
Provision for loan losses	23,616	34,411	369	56	22
Income tax expense (benefit)	(123)	668	406	670	29
Total expense	45,990	54,421	15,411	9,241	598

Income allocated to minority interest	-	-	-	884	-

Net income (loss)	$(37,477)	$(21,837)	$14,248	$5,311	$(13)

Net income (loss) per share-basic
and diluted	$(2.23)	$(1.35)	$1.06	$1.09	$(0.04)

Total assets	$122,629	$165,714	$187,031	$97,526	$23,555
Total liabilities	42,742	44,667	48,582	14,702	6,772
Total stockholders' equity	79,887	121,047	138,449	82,824	16,783

Dividends declared per share	$0.300	$1.200	$1.200	$1.125	$0.300

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
  economic conditions impacting the real estate market and credit markets;
  changes in interest rates;
  potential impacts of changes to our strategies without stockholder approval;
  an increase in the number of our loans that become non-performing;
  our ability to sell assets;
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

Business

    We are a Maryland corporation formed in December 2003 as a real estate investment trust (“REIT”). When we first began conducting business, we specialized in the financing of real estate projects by providing short-term mortgage loans to homebuilders and commercial developers in markets where we believe we possess requisite skills and market knowledge, which is primarily in the western United States. We historically invested in 12 to 18 month, first and second lien mortgage loans, consisting of acquisition and development, construction, and commercial property loans to both local and national developers and homebuilders. We derive our revenues primarily from interest payments received from mortgage investments funded with our equity capital and borrowed funds. The success of our business depends on our access to external sources of capital. Our profitability depends on our ability to obtain capital at a cost we can absorb while still generating an attractive risk-adjusted return on the loans in which we invest.

    Our operating results are affected primarily by: (i) real estate and credit market volatility, (ii) our level of non-performing assets, foreclosures and related loan losses, (iii) our ability to maintain a positive spread on interest income on loans and interest expense on borrowed funds, (iv) the amount of capital we are able to raise to operate our business and preserve our assets and capital, (v) our ability to sell assets and (vi) our ability to effectively execute resolution strategies on our foreclosed properties.

Recent Developments and Trends

    The effects of the slowdown in housing sales, collapse of the sub-prime residential mortgage market, and the tightening of the credit markets which began in 2007 have continued throughout 2008, and continue to affect adversely the performance of our portfolio.  As the economy has weakened and credit has become more difficult to obtain, many of our borrowers who develop and sell real estate projects have been unable to complete their projects, obtain take-out financing or have been otherwise adversely impacted. In addition, the nationwide tightening of the credit market has created a lack of funding to purchase new homes, which has caused the collateral values supporting many of our properties to become impaired as the builders and developers, who are the borrowers of our mortgage loans, have suffered from the lack of buyers for homes and developed projects.  Like other mortgage REITs, we have been adversely affected by these difficulties in the residential mortgage industry and current conditions in the economy.

    During 2007 and continuing through 2008, our results were materially adversely affected by the economic climate and its impact on our borrowers. For 2008 our net loss was $37.5 million, or $2.23 loss per share on a diluted basis. This net loss was primarily due to a $23.6 million provision for loan losses and a $13.7 million impairment of real estate owned. Our level of non-performing loans continued to increase during 2008, and the carrying balance of non-performing loans at December 31, 2008 was $62.9 million, net of an allowance for loan losses of $20.8 million. For certain of our non-performing mortgage loans, we determined that foreclosure was the best alternative to attempt to minimize our losses. During 2008, we foreclosed on properties with original loan balances of approximately $45.9 million. Such loans were impaired prior to foreclosure resulting in a provision for loan losses of $20.5 million, of which $18.8 million was recorded in 2007 and $1.7 million was recorded during 2008. As a result, we now own property located primarily in the western region of the United States. After we foreclose on a property, one of our resolution methods is cash sale of the property.  In 2008, we disposed of real estate assets with a carrying value of $948,000 for cash proceeds of $962,000, resulting in a $14,000 gain on sale. We also paid $224,000 for capitalized property and foreclosure costs related to real estate owned properties, resulting in net cash proceeds on the disposal of real estate owned of $738,000. The carrying value of real estate owned is assessed on a quarterly basis from updated appraisals, comparable sales values, purchase offers or general market indicators to determine whether its value has been impaired. With the prolonged correction of the market, we expect to continue to face challenges for the foreseeable future.  This may result in additional defaults on our mortgage loans and additional impairments of the carrying value of our assets, and we may be required to restructure loans or foreclose on the collateral securing the loans.

    Starting in late 2007, we implemented four primary strategies for managing and resolving our non-performing loans and real estate owned. During 2008, our Advisor has continued working with Consolidated Mortgage, our affiliate and loan servicer, to evaluate each loan and each real estate owned in our portfolio, and to determine the best course of action. We continue to use the following four strategies and may revise as necessary based on market shifts:
  Sale of the Foreclosed Collateral – If we determine through a thorough review process that it is advantageous to sell the property that previously secured a non-performing loan at a loss rather than to continue to hold the property and incur additional costs related to property ownership, we may sell the property for cash or finance the sale with a qualified buyer.  During 2008, we sold foreclosed properties for total net proceeds to us of $962,000.
  New Borrower Assumption – If we can identify new qualified borrowers to assume the initial loan amount, we will convert the non-performing loan into a performing loan.
  Joint Venture –We may contribute real estate assets to an operating joint venture usually structured as a limited liability company (“LLC”) with other private investors in a loan or with a new investor to provide additional financing and development expertise to complete the project.  Once the project is completed and sold, we will distribute the sales proceeds according to the LLC agreement. This strategy may significantly reduce our ownership in the property. During 2008, we formed three joint ventures, each with the same partner, and contributed real estate with a carrying balance of $6.7 million into the joint ventures.
  Holding the Property – If we are unable to implement any of the strategies discussed above, or if we determine that it may be advantageous to hold the property based upon local real estate market conditions, we will hold the property for an undetermined period of time. This is a temporary strategy, which at the appropriate time will be replaced with one of the other options. It was not our original intent to become property owners, although in certain instances, holding the property is the best strategy while we work towards developing an exit strategy.  As of December 31, 2008, we were holding properties with an aggregate carrying value of $20.0 million, which were originally collateralizing 53 loans.
    The increase in non-performing loans has negatively impacted our operating results by both reducing interest revenue and increasing our provision for loan losses.  However, despite the difficult market, our Advisor and servicer have resolved a number of the defaulted loans in our portfolio and will continue to dedicate their efforts toward further resolutions. In addition, we have revised our operating strategy to accommodate our current status as a landowner. The increase in our foreclosure activity during 2008 reflects the continuing weakness in certain sectors of the economy, and the risk inherent in our business strategy, which entails more lenient underwriting standards than commercial banks and expedited loan approval procedures. We believe that with the experienced management team of our Advisor and the depth of our knowledge of the real estate markets in which these properties are located, we are positioned to hold these properties and realize their potential value.

Investment Portfolio Information

    Loans funded during 2008 and 2007 were $10.6 million and $69.8 million, respectively.  As of December 31, 2008, 57.0% and 14.7% of our loans were in Nevada and California, respectively, compared to 66.9% and 13.4%, at December 31, 2007, respectively.  As a result of this geographical concentration, any further downturn in the local real estate markets in these states could have a material adverse effect on us.

    As of December 31, 2008, the aggregate amount of loans to our five largest borrowers was $57.6 million representing approximately 63.8% of our total investment in real estate loans.  All but $45,000 of this amount was non-performing and $9.8 million was reserved in the allowance for loan losses.

    At December 31, 2008, we had 29 non-performing loans.  These loans had an original principal balance of $83.7 million and a carrying balance of $62.9 million, net of the allowance for loan losses of $20.8 million.  These loans have been placed on non-accrual of interest status and are being renegotiated with the borrower or are pending foreclosure.  At December 31, 2007, we had 43 non-performing loans with an original principal balance of $38.7 million and a related allowance for loan losses of $7.0 million.

    In addition to the non-performing loans that had a specific reserve for loan losses, we had eight loans that were performing as of December 31, 2008 with a principal balance of $6.6 million; subsequent to year end, four of these loans with an original loan balance of $320,000, became non-performing.

    During 2008, we foreclosed on properties with aggregate original loan amounts of approximately $45.9 million. Such loans were impaired prior to foreclosure resulting in a provision for loan loss of $20.5 million, of which $18.8 million was recorded in 2007. We disposed of real estate assets with a carrying value of $948,000 for cash proceeds of $962,000 resulting in a $14,000 gain on the sale. We paid $224,000 in capitalized property and foreclosure costs related to real estate owned properties, for net cash proceeds on real estate owned of $738,000.  Additionally, we recorded an impairment charge of $13.7 million related to declines in value of real estate owned. At December 31, 2008, our balance in real estate owned was $20.0 million.

    During 2008, we contributed real estate owned with a carrying value of $6.7 million into three joint ventures. Under terms of the joint venture agreements, our partner and developer will construct single-family homes on the lots and sell the completed homes to homeowners.  Under terms of the joint venture agreements, the developer will fund a majority of the costs of construction, and we will receive our proportionate share of the lot contribution price plus between 13% and 50% of the profits on the sale of each home, depending on our particular ownership percentage in the joint venture. The expected life of each of the joint venture arrangements is from 18 to 60 months. During 2008, nine homes were constructed and sold to homeowners, resulting in a return of our equity investments of $495,000.

Results of Operations - Year ended December 31, 2008 compared to the year ended December 31, 2007

Revenues:

    Interest income is generated on our mortgage investments and our related party note receivable from Consolidated Mortgage. Interest income decreased by $12.9 million, or 63.6%, to $7.4 million in 2008 from $20.3 million in 2007. This decrease was due to a 31.0% decrease in the average balance of the loan portfolio from $154.3 million for 2007 to $106.4 million in 2008.  Our interest income was also negatively impacted by the significant increase in non-performing loans. The increased balance of non-performing loans lowered the average yield on the portfolio to 5.4% in 2008 from 12.2% in 2007.

    Non-interest income decreased $11.2 million, or 90.8% from 2007,  primarily due to the sale of Consolidated Mortgage in November 2007.  The sale resulted in a gain of $3.4 million in 2007.   In addition, the fees generated by Consolidated Mortgage related to the origination and servicing of loans in 2007 of $7.9 million were not generated during 2008 due to the sale.

Expenses:

    Interest expense consists of interest on our mortgage loans, credit facility, and junior subordinated notes payable. Interest expense decreased 22.2%, to $3.1 million in 2008 from $4.0 million in 2007.   This decrease was a result of a decrease in the average interest rate on our variable rate debt to 7.5% from 9.5% in 2007.

    Non-interest expense increased $4.0 million or 26.4%, to $19.4 million in 2008 from $15.3 million in 2007. The primary increase in non-interest expense was due to the impairment of real estate owned of $13.7 million, resulting in an increase of $9.9 million from $3.8 million at December 31, 2007.  The increase in the impairment was due to a substantial decline in the real estate and credit markets, causing the value of our real estate to decline.  The increase in the impairment of real estate owned was offset by a decrease in the management fees to our Advisor which was a result of a decrease in average invested assets, and a decrease of $1.9 million for compensation expense which was the result of the sale of Consolidated Mortgage in 2007.

Results of Operations - Year ended December 31, 2007 compared to the year ended December 31, 2006

Revenues:

    Interest income increased $2 million, or 11%, to $20.3 million in 2007 from $18.3 million in 2006. This increase was due to a 33% increase in the average balance of the loan portfolio from $116.1 million for 2006 to $154.3 million in 2007. We used proceeds from sales of our equity securities as well as debt proceeds to fund new loans. The additional interest generated by the increase in the loan portfolio was partially offset by an increase in the balance of non-performing loans from $4.6 million at December 31, 2006 to $38.7 million at December 31, 2007.  The increased balance of non-performing loans lowered the average yield on the portfolio to 12.2% in 2007 from 13.5% in 2006.

    Non-interest income in both years mainly consisted of loan brokerage fees, loan servicing fees, foreclosure fees, and rental income on our office building. In November 2007, we sold Consolidated Mortgage resulting in a gain of $3.4 million.  The gain from the sale of Consolidated Mortgage was based on the purchase price of $28.25 million, less the installment fee of $8.25 million, less our basis of $16.6 million, which included a $3.1 million increase in our basis in the company from its earnings during the time that we owned it.  The gain on the sale caused non-interest income to increase $0.9 million, or 8%, to $12.3 million in 2007 from $11.4 million for the year ended December 31, 2006. Loan brokerage fees and servicing fees decreased by 22% and 30%, respectively, during the period as a result of a decrease in new loan origination and loans becoming non-performing.

Expenses:

     Interest expense increased 51%, to $4.0 million in 2007 from $2.7 million for the year ended December 31, 2006. The addition of $30 million of junior subordinated notes payable in June 2006 increased our average outstanding debt by 48%, to $42.4 million in 2007 from $28.7 million in 2006.  Higher average debt and interest balances during 2007 compared to 2006 resulted in increased interest expense for 2007.

     Non-interest expense increased $3.3 million or 27.5%, to $15.3 million in 2007 from $12.0 million in 2006. Management fees decreased as a result of an increase in non-performing loans.  The provision for loan losses was $34.4 million in 2007 compared to $0.4 million in 2006.  The increase in the provision was due to a substantial decline in the real estate and credit markets, causing the collateral securing our loans to decrease in value.  As a result of the real estate decline we also recorded an impairment of real estate owned of $3.8 million in 2007.

Taxable Income

    Our income (loss) calculated for tax purposes differs from income (loss) calculated in accordance with GAAP primarily because of the provision for loan losses and the impairment of real estate recorded for GAAP purposes, which differs from items recorded for tax purposes.  In addition, the financial statements of the REIT and its taxable REIT subsidiaries are consolidated for GAAP purposes while they are not consolidated for tax purposes. The distinction between taxable income and GAAP income is important to our stockholders because distributions are declared on the basis of REIT taxable income. While we generally will not be required to pay income taxes on our REIT taxable income as long as we satisfy the REIT provisions of  the Internal Revenue Code, each year we will be required to complete a U.S. federal income tax return wherein taxable income is calculated. This taxable income level will determine the minimum level of distribution we must pay to our stockholders. There are limitations associated with REIT taxable  income. For example, this measure does not reflect net capital losses during the period and, thus, by itself is an incomplete measure of our financial performance over any period. As a result, our REIT taxable  income should be considered in addition to, and not as a substitute for, our GAAP-based net income as a measure of our financial performance.

The following table represents a reconciliation of our GAAP income to our REIT taxable income:

	Years Ended December 31,
	(dollars in thousands)
	2008	2007	2006
GAAP net income (loss)	$(37,477)	$(21,837)	$14,248
Adjustments to GAAP net income (loss):
Provision for loan losses	21,492	34,411	369
Impairment of real estate	13,659	3,755	-
Actual losses on real estate and loans	(21,992)	(548)	-
Net adjustment for TRS income	3,468	(2,981)	(410)
REIT taxable income (loss)	$(20,850)	$12,800	$14,207

 Liquidity and Capital Resources

    Our primary sources of funds for liquidity consisted of proceeds from the sale of mortgage loans and real estate owned, repayment of mortgage loans and net cash provided by operating activities.

    In March 2006, we commenced the second public offering of our common stock, and through December 31, 2007, we received gross proceeds of $44.7 million from this second offering. These proceeds were used to invest in mortgage loans and pay offering expenses. However, due to the general collapse of the real estate market beginning in late 2007, and the impact of declining real estate values on our mortgage investments, our Board of Directors determined that it was in the best long-term interest of our company and its stockholders to suspend the sale of our common stock as of February 22, 2008. Because of this suspension, we did not raise a significant amount of capital from the sale of our common stock during 2008.

    We have a $7.5 million secured revolving credit facility that matured in February 2009.  The facility was established for short-term funding requirements and not for working capital purposes. Amounts drawn under this facility bear interest at an interest rate equal to the prime rate plus 75 basis points, with a floor of 7%, and must be repaid within 90 days.  Amounts drawn under this facility are secured by the corresponding loan that is being funded by the advance. The interest rate on this facility at December 31, 2008 was 7%. At December 31, 2008, we had $1.4 million outstanding on this facility, of which $1.0 million had been borrowed in January 2008, and was not repaid within the 90-day time frame required by terms of the credit facility. The bank granted us extensions, the most recent of which was to February 22, 2009,  to pay the $1.0 million defaulted principal balance and waived default-rate interest through the date of the extension. In addition to the payment default, we were not in compliance with the debt service coverage ratio at December 31, 2008. Due to our default status, we are restricted from drawing on the credit facility. Subsequent to the balance sheet date the bank agreed to extend the maturity of the facility for 12 months and to modify certain of the covenants. In addition, we have agreed to the following minimum principal payments:  $100,000 by March 31, 2009, $25,000 by June 30, 2009, $50,000 by September 30, 2009, $100,000 by December 31, 2009, and any remaining balance due on February 22, 2010.  All interest payments are due as originally agreed upon.

    Net cash provided by operating activities during 2008 was approximately $3.4 million, which was primarily generated from interest on our mortgage loans net of interest expense. In the future, we expect cash flows from operating activities to continue to be negatively affected by the increase in non-performing loans until market conditions improve.

    Because we rely primarily on repayment of outstanding loans to provide capital, the significant level of defaults on our outstanding loans has reduced the funds we have available for investing in new loans.  Additional defaults on our outstanding loans could further reduce the funds we have available for investing in new loans. Extended foreclosure proceedings may also result in significant delays in the return of invested funds. These circumstances have reduced and may further reduce our capital resources and impair our ability to invest in new loans. Non-performing mortgage loans and real estate owned as of December 31, 2008 had a carrying balance of $62.9 million and $20.0 million, respectively, net of allowance for loan losses and impairments.  We had performing loans at December 31, 2008 with a carrying balance of $6.6 million which had no allowance for loan losses.

    It is likely that non-performing mortgage loans and real estate assets will produce minimal, if any, current earnings until they are sold or an alternative resolution becomes available. The disposition of these assets cannot be predicted; however, our Advisor believes that over time these non-performing mortgage loans and real estate assets will be resolved and that the proceeds generated from the resolution of these assets will provide capital for reinvestment into performing assets or reduction in outstanding debt as deemed appropriate by our Advisor.  As of December 31, 2008, we have reviewed our mortgage investments and real estate owned and have recorded a provision for loan losses and an impairment of real estate owned as needed to reflect the impaired value of our investments. However, with the current uncertainty in the real estate market, the amount of further losses on any individual assets or on the portfolio as a whole may vary. These estimates are based upon a thorough evaluation by our Advisor based on prevailing economic conditions, historical experience, unique characteristics of the loan, borrowers’ financial condition, industry trends and an estimated net realizable value of any underlying collateral in relation to the real estate loan amount.

    Our operating costs are relatively low.  We have no employees, a relatively low debt level, low overhead costs and low net carrying costs associated with our assets.  Our operating revenues are used primarily to pay our operating expenses.  In general, our liquidity requirements consist of operating expenses and principal and interest payment obligations on our debt.  Because we are not currently publicly offering our equity securities for sale, we will utilize principal and interest collections on existing loans receivable, proceeds from the sale of foreclosed assets and proceeds from the disposition of non-performing loans as our primary sources of funds to pay operating expenses, service our debt and invest in new loans.  In order to continue to qualify as a REIT, we are required to distribute on an annual basis to our stockholders at least 90% of our REIT taxable income (excluding the dividends paid deduction and any net capital gain), 90% of our net income from foreclosure property less the tax imposed on such income, and any excess noncash income.  Recently, we have found it necessary to foreclose upon and sell certain properties that secured loans that we made to third parties.  Although these activities have generated cash proceeds, they generally have not resulted in income for federal income tax purposes, and many have produced losses.  Accordingly, the recent foreclosures and sales generally have not increased (and in many cases may have actually decreased) the amounts that we are required to distribute annually.  After we make any required annual distributions, we may use any remaining cash to invest in other properties, pay operating expenses or satisfy payment obligations under our credit facilities, or we may choose to distribute some or all of it to our stockholders.  However, we are not required to distribute the remaining cash to comply with REIT qualification requirements. During 2008, our Board of Directors made the decision to preserve cash by reducing the monthly dividend from $0.10 to $0.025 for the months of February through September. In October, the Board of Directors determined that it was in the best long-term interest of the company to suspend the dividend until market conditions and the cash position of the Company improves, or until distributions are necessary to maintain our REIT status.

    The continued pressure on the real estate industry and the economy in general has had a significant adverse impact on our financial condition and results of operations. While our operating costs are relatively low, the recurring income produced by our mortgage investments has been dramatically reduced. To the extent that recurring cash flow, coupled with loan payoffs and proceeds from asset sales, is not sufficient to satisfy our operating costs, which primarily include board fees, management fees, legal and professional expenses and interest expense on our credit facility and junior subordinated notes payable, we would be required to liquidate investment assets to satisfy our obligations. Given current market conditions, we may not be able to liquidate assets at a price we believe to be reasonable, or at all.

Contractual Obligations

The following table sets forth information about certain of our contractual obligations as of December 31, 2008:

	Payments due by Period
	(dollars in thousands)
	Total	Less than 1 year		1 - 3 years	3 - 5 years	More than 5 years
Long-Term Debt Obligations
Junior subordinated notes	$30,928	30,928	(1)	-	-	-
Mortgages	$7,893	305		1,883	468	5,237
Short-Term Debt Obligations
Line of Credit	$1,360	1,360	(2)	-	-	-
Total	$40,181	$32,593		$1,883	$468	$5,237

(1) Junior subordinated note payable is in default and callable by the lender at December 31, 2008 and the date of this filing.
(2) Subsequent to December 31, 2008, we were granted an extension with mimimum principal payments of: $100,000 by March 31, 2009, $25,000 by June 30, 2009, $50,000 by September 30, 2009, $100,000 by December 31, 2009, and any remaining balance due on Feruary 22, 2010.

Credit Facility

    We have a $7.5 million secured revolving credit facility with a term of one year that matured in February 2009.  The facility was established for short-term funding needs. Amounts drawn under this facility bear interest at an interest rate equal to the prime rate plus 75 basis points, with a floor of 7.0%, and must be repaid within 90 days.  The interest rate at December 31, 2008 was 7.0%.  Amounts drawn under this facility are secured by the corresponding loan that is being funded by the advance. At December 31, 2008 and December 31, 2007, we had an outstanding balance of $1.4 million and $2.1 million, respectively. The principal amount of loans pledged as collateral for this facility on December 31, 2008 was $18.3 million. Of the balance outstanding at December 31, 2008, $1.0 million was borrowed in January 2008, and was not repaid within the 90-day time required by terms of the credit facility. The bank granted us an extension to February 22, 2009 to pay the $1.0 million defaulted principal balance and waived default-rate interest through the date of the extension; however we were unable to make the payment. In addition to the payment default, we were not in compliance with the debt service coverage ratio at December 31, 2008.   Due to our default status, we are restricted from drawing on the credit facility. Subsequent to the maturity date, the bank agreed to extend the maturity of the facility for 12 months and to modify certain of the covenants. In addition, we have agreed to the following minimum principal payments:  $100,000 by March 31, 2009, $25,000 by June 30, 2009, $50,000 by September 30, 2009, $100,000 by December 31, 2009, and any remaining balance due on February 22, 2010.  All interest payments are due as originally agreed upon.

Mortgage Loans Payable

    We have a mortgage loan from a bank, with an outstanding principal balance of $6.3 million and $6.5 million as of December 31, 2008 and 2007, respectively.  This loan bears interest at a rate equal to the prime rate, with a floor of 6.75% and a ceiling of 7.75%. Principal and interest are payable monthly and the note matures in 2026, with no prepayment penalty. The interest rate on December 31, 2008 and 2007 was 6.75% and 7.25%, respectively. The mortgage is secured by our office building in Henderson, Nevada. We have timely made all payments due under this mortgage loan and were in compliance with all financial covenants related to this loan as of December 31, 2008.

    We assumed a first lien mortgage payable to a bank upon foreclosure of a 10,330 square foot office building in Houston, Texas in November 2007 to preserve our interest in the property. The loan had an outstanding principal balance of $1.6 million and $1.7 million at December 31, 2008 and 2007, respectively.  The note bears interest equal to the prime rate minus 50 basis points (2.75% at December 31, 2008), and matures in April 2011, with no prepayment penalty.  Principal and interest are payable monthly.  We have timely made all payments due under this mortgage loan.

Junior Subordinated Notes Payable

    In June 2006 we issued $30.0 million in unsecured trust preferred securities through a newly formed Delaware statutory trust, Desert Capital TRS Statutory Trust I, which is our wholly-owned subsidiary.  The securities bear interest at a floating rate based on the three-month LIBOR plus 400 basis points, which was 7.47% and 8.98% on December 31, 2008 and 2007, respectively.

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

    Our covenants contain customary default provisions and require us to maintain financial ratios, including a minimum tangible net worth requirement.  Our ability to incur additional subordinated debt is also limited.  In June 2008, we entered into an agreement with the holders of the trust preferred securities to modify the tangible net worth covenant contained in our indenture through December 31, 2008.  In exchange for the modification we agreed to establish a cash reserve account into which we must make monthly deposits of 25% of our net income until such time as the balance of the reserve account is at least equal to $2.1 million.  In addition, in the event that the aggregate amount of the dividends that we pay during any month exceeds the amount that we deposit into the reserve account during such month, we must also deposit into the reserve account 25% of each principal payment we receive in respect of any of our mortgage loans until the amount of the short-fall has been deposited into the reserve account.  We must replace the reserve account with a letter of credit in the face amount of $2.1 million as security for the trust preferred securities.  At December 31, 2008, the balance in such reserve account was $1.3 million, which was reflected in restricted cash on our balance sheet. At December 31, 2008, interest payable on the securities was $393,000 which was included in the payment made on January 30, 2009. Due to cash constraints, the quarterly payment of $572,000 made on January 30, 2009 was drawn from the Reserve Account. At December 31, 2008, we were not in compliance with certain of our debt covenants. We are in discussions with the lender regarding the terms of our securities.

Off-Balance Sheet Arrangements

    During 2005 and 2006, we invested $11.9 million in a subordinated mortgage loan, along with private investors, to enable the borrower, CM Land, a related party, to fund the purchase of unimproved land in a land banking transaction for a large home builder, which we refer to as the “Warm Jones” project.  Our investment represented approximately 37% of the total loan amount.  The borrower defaulted on both the mortgage loan secured by the first priority security interest, and its subordinated mortgage loan, and in July 2007, a limited liability company was formed for purposes of foreclosing on the property.  This foreclosure meant that our interest in the project was transformed from that of a creditor to that of an equity owner.  In September 2007, the limited liability company then borrowed approximately $13.7 million to pay off the first lien-holder on the project to protect the value of the project, because the first lien-holder had indicated that it was considering foreclosure.  The limited liability company borrowed this money from a group of private investors.  Desert Capital guaranteed the entire $13.7 million loan.  This loan matured in October 2008 and was subsequently modified, extending the due date to February 2010.  If the limited liability company does not perform its obligations under the loan agreement, then the lenders may pursue Desert Capital for all amounts due and owing under the loan.  Generally, Desert Capital does not issue such guarantees; however, it believed that this particular guaranty was an important aspect of minimizing the loss related to its investment in the Warm Jones project.

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

    The following is a summary of the more judgmental and complex accounting estimates and principles. In each area, we have identified the variables most important in the estimation process. We have used the best information available to make the estimations necessary to value the related assets and liabilities. Actual performance that differs from our estimates and future changes in the key variables could change future valuations and impact net income.

Revenue Recognition

We recognize interest income from investments in mortgage loans over the estimated life of the underlying financial instrument and recorded on the accrual basis.

Income recognition is suspended for mortgage investments at the earlier of the date at which payments become 90 days past due or when, in the opinion of management, a full recovery of interest and principal becomes doubtful. Interest accrued but not collected is reversed at the time a loan is classified as non-performing.  Income recognition is resumed when the mortgage investment becomes contractually current and performance is demonstrated to be resumed.  Loans whose contractual terms have been restructured in a manner which grants a concession to a borrower experiencing financial difficulties, without compensation on restructured loans, are classified as non-performing until the loan is performing for an adequate period of time under the restructured agreement. In situations where we do not receive adequate compensation, the restructuring is considered a troubled debt restructuring and is evaluated accordingly for impairment based upon the expected present value of the cash flows of the loan as restructured compared to the present value of cash flows as required under the original terms of the loan.

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

    The evaluation of a loan as performing is based upon the borrower meeting the terms of the agreement including making interest payments on a monthly basis.  All of our loans have fixed interest rates and provided for payment of interest only with a “balloon” payment of principal payable in full at the end of the loan term.  In such cases, we make assumptions as to the borrower’s ability to repay the loans based upon our knowledge of the market and the borrower’s financial status.  Changes in our assumptions as to the borrower’s ability to repay would have an impact on the amount of income we recognize.

Allowance for Loan Losses:

    The allowance for loan losses represents management’s estimate of probable losses inherent in our portfolio of loans. The allowance for loan losses is reflected in our financial statements based upon individual review of the loans, the specific borrowers’ credit quality and mortgages based upon an evaluation of known and inherent risks affecting our portfolio of mortgage investments including, but not limited to, economic conditions, delinquency status, value of collateral underlying the loan, credit losses to date on underlying mortgages and any remaining credit protection. Management monitors the delinquencies and defaults on mortgage investments and, if an impairment of the related loan is noted, the carrying value of the related loan will be reduced to fair value through the estimate of the allowance for loan losses.  We consider mortgages to be delinquent when principal or interest is contractually past due or the loan is past its maturity date.   Individual valuations on non-performing loans are performed in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” (SFAS 114).  In accordance with SFAS 114, specific allowances for losses may be established for non-performing and potentially impaired loans based on a comparison of the recorded carrying value of the loan to either the present value of the loan’s expected cash flow, the loan’s estimated market price or, if the loan is collateral dependent, the estimated fair value of the underlying collateral. The allowance is increased by charges to operations and decreased by charge-offs (net of recoveries). Loan loss estimates are reviewed periodically and adjustments are reported in earnings when they become known.  Because any decision regarding the allowance for loan losses reflects a judgment about the estimated fair value of real estate and the probability of future events, there is an inherent risk that such judgments will prove incorrect.  In such event, actual losses may exceed (or be less than) the amount of any allowance.  To the extent that we experience losses greater than the amount of our allowances, we may incur a charge to our earnings that will adversely affect our operating results and the amount of any distributions payable to our stockholders.

Real Estate Owned:

    Real estate properties acquired through, or in lieu of, loan foreclosure are initially recorded at the lower of the recorded amount of our related mortgage loan being foreclosed (net of any specific allowance for loan loss or loan impairment charge), or our economic interest in the property’s estimated fair value less estimated costs to sell. Any valuation adjustments required at the time of foreclosure are charged to the allowance for loan losses. After foreclosure, the properties are carried at the lower of carrying value or fair value less estimated costs to sell. Any subsequent valuation adjustments, operating expenses or income, and gains and losses on disposition of such properties are recognized in current operations. The valuation allowance is established based on our assessment of whether there are any indicators that the fair value is less than the carrying value as adjusted for current market trends.  Because any decision regarding the valuation of real estate owned reflects a judgment about the probability of future events, there is an inherent risk that such judgments will prove incorrect.  In such event, actual losses may exceed (or be less than) the amounts recorded.  To the extent that we experience additional deterioration in fair value of such properties, we may incur a charge to our earnings that will adversely affect our operating results and the amount of any distributions payable to our stockholders.

Investments in Real Estate:

    In December 2003, the Financial Accounting Standards Board issued Interpretation No. 46R, Consolidation of Variable Interest Entities, (FIN 46R) as a revision to FIN No. 46, which requires a variable interest entity (VIE) to be consolidated by its primary beneficiary (PB). The PB is the party that absorbs a majority of the VIE’s anticipated losses and/or a majority of the expected returns.

We evaluate our investments in real estate to determine whether they are VIEs. For each of these investments, we have evaluated (1) the sufficiency of the fair value of the entities’ equity investments at risk to absorb losses, (2) that as a group the holders of the equity investments at risk have (a) the direct or indirect ability through voting rights to make decisions about the entities’ significant activities, (b) the obligation to absorb the expected losses of the entity and their obligations are not protected directly or indirectly, (c) the right to receive the expected residual return of the entity and their rights are not capped, (3) substantially all of the entities’ activities do not involve or are not conducted on behalf of an investor that has disproportionately fewer voting rights in terms of its obligation to absorb the expected losses or its right to receive expected residual returns of the entity, or both.

Entities that issue junior subordinated notes are considered VIEs. However, it is not appropriate to consolidate these entities under the provisions of FIN 46 as equity interests are variable interests only to the extent that the investment is considered to be at risk. Since our investments were funded by the entities that issued the junior subordinated notes, they are not considered to be at risk.

We have determined that all of our investments in real estate are not VIEs. As such, we have continued to account for these loans and investments as a loan or joint venture, as appropriate.  As we continue to enter into joint ventures, we will assess whether our investments in real estate are considered VIEs.

Investments in real estate are carried at the lower of cost or fair value. Our decisions regarding the impairment of our investments in real estate are subjective. Because any decision regarding the impairment losses reflects a judgment about the estimated fair value of real estate and the probability of future events, there is an inherent risk that such judgments will prove incorrect.  In such event, actual losses may exceed (or be less than) the amount of any impairments taken.  To the extent that we experience losses greater than the amount of our impairments, we may incur a charge to our earnings that will adversely affect our operating results and the amount of any distributions payable to our stockholders.

Loans Held for Sale:

Loans held for sale are carried at the lower of cost or market value. If the fair value of a loan is less than its cost basis, a valuation adjustment is recognized in the consolidated statement of operations and the loan’s carrying value is adjusted accordingly. The valuation adjustment may be recovered in the event the fair value increases, which is also recognized in the consolidated statement of operations.

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

We adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes”, as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.   We have recorded a liability in the amount of $55,000.  Changes in estimates and probabilities related to such calculation may have an impact on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

    Based on our loans and liabilities as of December 31, 2008, and assuming the balances of these loans and liabilities remain unchanged for the subsequent twelve months, a 1% increase in interest rates would decrease our annual net income and cash flows by approximately $325,000. This decrease is due to our fixed rate investments and variable rate debt. Based on our loans and liabilities as of December 31, 2008, and assuming the balances of these loans and liabilities remain unchanged for the subsequent twelve months, a 1% decrease in interest rates would increase our annual net income and cash flows by approximately $325,000. This increase again is due to our fixed rate investments and variable rate debt.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors Desert Capital REIT, Inc.
Henderson, Nevada

We have audited the accompanying consolidated balance sheets of Desert Capital REIT, Inc. as of December 31, 2008 and 2007 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended.  In connection with our audits of the financial statements, we have also audited the financial statement schedules listed in the index.  These consolidated financial statements and schedules are the responsibility of the management of Desert Capital REIT, Inc.  Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Desert Capital REIT, Inc. as of December 31, 2008 and 2007 and the results of its operations and its cash flows for the years ended December 31, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion the financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therin.

/s/ Hancock Askew & Co., LLP
Hancock Askew & Co., LLP
Savannah, Georgia
March 24, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Audit Committee
Desert Capital REIT, Inc.
Las Vegas, Nevada

We have audited the accompanying consolidated statements of operations, changes in stockholders’ equity, and cash flows of Desert Capital REIT, Inc. for the year ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Desert Capital REIT, Inc. as of December 31, 2006, and the results of its operations and its cash flows for the year ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/Eide Bailly LLP
Bismarck, North Dakota
March 30, 2007

DESERT CAPITAL REIT, INC.
Consolidated Balance Sheets
(in thousands, except share amounts)

	December 31,	December 31,
	2008	2007
Mortgage investments - net of allowance for loan losses of $20,805 at December 31, 2008 and $25,444 at December 31, 2007	$69,538	$118,018
Loans held for sale	-	2,139
Real estate owned	19,979	15,652
Investments in real estate	7,167	1,000
Notes receivable from related party - net of allowance for loan losses of $2,125 at December 31, 2008 and $0 at December 31, 2007	12,600	15,500
Building and equipment - net	6,815	7,236
Land	1,820	1,820
Cash and cash equivalents	351	163
Restricted cash	1,278	-
Interest receivable - includes related party interest of $452,000 at December 31, 2008 and $156,000 at December 31, 2007	531	1,464
Deferred financing costs	941	975
Other investments	928	928
Other assets	681	819

Total assets	$122,629	$165,714

LIABILITIES AND STOCKHOLDERS' EQUITY
Credit facility	$1,360	$2,139
Mortgages payable	7,893	8,133
Junior subordinated notes payable	30,928	30,928
Dividends payable	8	1,676
Deferred income taxes, net	-	738
Accounts payable and accrued expenses	2,553	1,053

Total liabilities	42,742	44,667

Commitments and contingencies (Note 18)

Preferred stock, $0.01 par value: 15,000,000 shares authorized, none outstanding	-	-
Common stock, $0.01 par value: 100,000,000 shares authorized; 16,835,867 and 16,724,549 shares issued and outstanding on December 31, 2008,
and December 31, 2007, respectively	168	167
Additional paid-in capital	165,723	164,370
Accumulated deficit	(86,004)	(43,490)

Total stockholders' equity	79,887	121,047

Total liabilities and stockholders' equity	$122,629	$165,714

The accompanying notes are an integral part of these consolidated financial statements.

DESERT CAPITAL REIT, INC.
Consolidated Statements of Operations
(in thousands, except share amounts)

	Year Ended December 31,
	2008	2007	2006
INTEREST INCOME:
Mortgage investments	$5,796	$19,518	$17,496
Other interest	1,586	750	775
Total interest income	7,382	20,268	18,271

Interest expense	3,126	4,018	2,670

Net interest income	4,256	16,250	15,601
Provision for loan losses	23,616	34,411	369

Net interest income (loss) after provision for loan losses	(19,360)	(18,161)	15,232

NON-INTEREST INCOME:
Loan brokerage fees	-	6,726	8,623
Service and other loan fees	-	1,154	1,644
Gain on sale of subsidiary	-	3,382	-
Gain on sale of real estate owned	14	-	-
Rental income	892	716	778
Other	225	338	343

Total non-interest income	1,131	12,316	11,388

NON-INTEREST EXPENSE:
Impairments of real estate owned	13,659	3,755	-
Compensation	-	1,864	1,945
Management fees	1,990	3,903	5,240
Professional fees	1,426	2,050	1,787
Insurance	644	418	419
Depreciation	486	748	435
Advertising	-	792	722
Other	1,166	1,794	1,418

Total non-interest expense	19,371	15,324	11,966

Net income (loss) before taxes	(37,600)	(21,169)	14,654

Income tax expense (benefit)	(123)	668	406

Net income (loss)	$(37,477)	$(21,837)	$14,248

Earnings (loss) per share - basic and diluted	$(2.23)	$(1.35)	$1.06

Weighted average outstanding shares - basic	16,812,710	16,232,622	13,413,055

Weighted average outstanding shares - diluted	16,812,710	16,232,622	13,445,110

The accompanying notes are an integral part of these consolidated financial statements.

DESERT CAPITAL REIT, INC.
Consolidated Statements of Stockholders' Equity
Years ended December 31, 2008, 2007 and 2006
(in thousands, except share amounts)

	Common Stock Number of Shares	Common Stock Par Value	Additional Paid - in Capital	Accumulated Deficit	Total
Balance January 1, 2006	9,388,994	$94	$83,005	$(275)	$82,824

Issuance of common stock	5,864,764	59	64,919	-	64,978

Offering costs	-	-	(5,533)	-	(5,533)

Stock based compensation	20,000	-	167	-	167

Stock redeemed & retired	(211,862)	(2)	(2,117)	-	(2,119)

Dividends on common stock	-	-	-	(16,116)	(16,116)

Net income	-	-	-	14,248	14,248

Balance at December 31, 2006	15,061,896	151	140,441	(2,143)	138,449

Issuance of common stock	2,274,891	22	34,095	-	34,117

Offering costs	-	-	(3,062)	-	(3,062)

Stock based compensation	20,000	-	717	-	717

Stock redeemed & retired	(632,238)	(6)	(7,821)	-	(7,827)

Dividends on common stock	-	-	-	(19,510)	(19,510)

Net loss	-	-	-	(21,837)	(21,837)

Balance at December 31, 2007	16,724,549	167	164,370	(43,490)	121,047

Issuance of common stock	83,318	1	1,249	-	1,250

Offering costs	-	-	(81)	-	(81)

Stock based compensation	28,000	-	185	-	185

Dividends on common stock	-	-	-	(5,037)	(5,037)
					-
Net loss	-	-	-	(37,477)	(37,477)

Balance at December 31, 2008	16,835,867	$168	$165,723	$(86,004)	$79,887

The accompanying notes are an integral part of these consolidated financial statements.

DESERT CAPITAL REIT, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2008	2007	2006
OPERATING ACTIVITIES
Net income (loss)	$(37,477)	$(21,837)	$14,248
Adjustments to reconcile net income to net cash
provided by operating activities:
Gain on sales of real estate	(14)	-	-
Gain on sale of real estate mortgages	(47)	-	-
Depreciation and amortization	520	782	453
Stock based compensation	185	717	167
Gain on sale of subsidiary	-	(3,382)	-
Provision for loan loss	23,616	34,411	369
Impairment of real estate owned	13,659	3,755
Provision for deferred taxes	(738)	632	106
Mortgage loans originated for sale	(6,332)	(39,350)	(51,503)
Mortgage loan sales	7,212	44,641	45,534
Net change in:
Interest receivable	933	197	(1,088)
Other assets	358	(1,656)	(75)
Deferred origination fees	-	(732)	732
Accrued and Other Liabilities	1,496	(442)	418

Net cash provided by operating activities	3,371	17,736	9,361

INVESTING ACTIVITIES
Investment in real estate mortgages	(10,607)	(69,810)	(136,505)
Proceeds from repayments of real estate mortgages	10,125	44,499	53,464
Proceeds from sales of real estate mortgages	3,405	-	-
Proceeds received on equity investments in real estate	275	-	-
Proceeds from repayment of note receivable from related party	775	-	-
Proceeds from sale of real estate owned	738	3,977	-
Investments in real estate and other	-	(1,000)	(928)
Acquisition of building and equipment	(65)	(304)	(955)
Net cash from sale of subsidiary	-	(255)	-

Net cash provided (used) by investing activities	4,646	(22,893)	(84,924)

FINANCING ACTIVITIES
Net (repayments) borrowings on credit facility	(779)	(5,291)	1,945
Restricted Cash	(1,278)	-	-
Proceeds on junior subordinated notes	-	-	30,928
Principal repayments of mortgage loan	(240)	(86)	(86)
Issuance of common stock	383	29,016	60,361
Deferred financing costs	-	-	(1,027)
Dividends on common stock	(5,838)	(14,230)	(10,881)
Offering costs paid	(77)	(3,092)	(5,582)
Shares redeemed and retired	-	(3,432)	(2,119)

Net cash (used) provided by financing activities	(7,829)	2,885	73,539

Net increase (decrease) in cash and cash equivalents	188	(2,272)	(2,024)
Cash and cash equivalents at beginning of period	163	2,435	4,459
Cash and cash equivalents at end of period	$351	$163	$2,435

Supplemental disclosure of cash flow information:

Cash paid for interest	$3,258	$3,988	$2,696
Cash paid for taxes	-	667	870
Common stock issued for dividend reinvestment program	867	5,102	4,617
Common stock dividends declared but not paid	8	1,670	1,499
Foreclosed assets acquired in exchange for loans, net of impairments	25,372	34,951	-
Loans received from sale of foreclosed assets	-	11,018	-
Mortgage loan assumed	1,259	1,678	-
Real estate assets owned contributed to equity investments in real estate	6,662	-	-
Equity investments sold in exchange for a receivable	220	-	-
Notes received in exchange for sale of subsidiary	-	15,500	-
Offering costs incurred but not paid	17	13	42

The accompanying notes are an integral part of these consolidated financial statements.

Desert Capital REIT, INC.
Notes to Consolidated Financial Statements
December 31, 2008

Note 1 - Organization

We are a Maryland corporation formed in December 2003 as a real estate investment trust ("REIT") that specializes in financing of short-term mortgage loans. We generally invest in 12 to 18 month, first and second lien mortgage loans, consisting of acquisition and development loans, construction loans and commercial property loans to developers and builders of residential and commercial property. We derive our revenues primarily from interest payments received from mortgage investments funded with our equity capital and borrowed funds. We generate net income for distribution to our stockholders from the spread between interest income on our mortgage investments, also referred to as loans, and the costs of financing the acquisition of these investments. We also from time to time fund loans for resale to private investors as short term investments that we generally hold for less than 90 days.  While there are typically fees generated and recognized upon funding, there are no gains or losses realized upon the sale of these loans.

We generate a spread between the interest income on the loans held for sale and the interest expense on any borrowings used to finance the loans.  As we continue to foreclose on mortgage loans, in order to continue to generate cash flows to support our business, we have adjusted our portfolio strategy to include land ownership and investments in real estate ventures.  We use three primary strategies for generating cash flows and resolving our non-performing loans and real estate owned which includes sale of foreclosed properties, sale of non-performing loans to new borrowers with appropriate credit and, contribution of foreclosed properties to joint ventures which generate returns for us.

All of our loan origination and loan servicing activities were conducted through Consolidated Mortgage LLC, (“Consolidated Mortgage”) which was our wholly-owned subsidiary from October 2005 through November 2007 at which time it was sold to Sandstone Equity Investors LLC (“Sandstone” or “Advisor”), a related party.  Consolidated Mortgage will continue to originate and service loans for us.  We have a right of first refusal for the purchase of all new loans originated by Consolidated Mortgage.

We are externally managed by Sandstone, which replaced Burton Management Company (“Burton”) as our Advisor in November 2007 concurrently with the sale of Consolidated Mortgage.  Sandstone’s majority owner is the same as Burton’s.  See Note 6 – Commitments and Related Parties.

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

Our interest in Desert Capital TRS Statutory Trust I, a trust formed for the purpose of issuing trust preferred securities,  is accounted for using the equity method and the assets and liabilities are not consolidated into our financial statements due to our determination that Desert Capital TRS Statutory Trust I is a variable interest entity in which we are not the primary beneficiary under Financial Accounting Standards Board (FASB) Interpretation No. 46R, Consolidation of Variable Interest Entities – An Interpretation of ARB No. 51, (FIN 46R).  In addition we use the equity method to account for our equity investments in real estate development ventures for which we have 50% or less ownership and the ability to exercise significant influence over operating and financial policies, but do not control. Consolidated net income includes our proportionate share of the net income or net loss of these entities, which are typically limited liability companies formed for the purpose of developing properties upon which we have foreclosed.

We use the cost method to account for our investments in companies that we do not control and for which we do not have the ability to exercise significant influence over operating and financial policies. In accordance with the cost method, these investments are recorded at cost or fair value, as appropriate.

Reclassifications
Certain reclassifications have been made in the investing activities section of the consolidated statement of cash flow for the years ended December 31, 2007 and 2006 within the captions “Investment in real estate mortgages” and “Proceeds from repayment/sale of real estate mortgages” to reflect gross receipts and payments of mortgage investments.   Board of Directors’ compensation has been reclassified from “Compensation” to “Other” in the non-interest expense section of the statement of operations for the years ended December 31, 2007 and 2006.   These reclassifications were made to reflect such items consistent with our 2008 presentation and had no impact on our cash flow from investing activities, net income, or balance sheets as previously reported.

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

Revenue Recognition
Interest income on our mortgage investments is recognized over the contractual term of the investment and recorded on the accrual basis. Loan origination fees and certain direct origination costs associated with mortgage investments funded by us, are deferred and recognized as an adjustment to yield over the contractual term of the related mortgage investments. Income recognition is suspended for mortgage investments at the earlier of the date at which payments become 90 days past due or when, in the opinion of management, a full recovery of interest and principal becomes doubtful. Interest accrued but not collected is reversed at the time a loan is classified as non-performing.  Income recognition is resumed when the mortgage investment becomes contractually current and performance is demonstrated to be resumed.  Loans whose contractual terms have been restructured in a manner which grants a concession to a borrower experiencing financial difficulties, without compensation on restructured loans, are classified as non-performing until the loan is performing for an adequate period of time under the restructured agreement. In situations where we do not receive adequate compensation, the restructuring is considered a troubled debt restructuring and is evaluated accordingly for impairment based upon the expected present value of the cash flows of the loan as restructured compared to the present value of cash flows as required under the original terms of the loan.

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

Mortgage Investments
Mortgage investments are intended to be held to maturity and, accordingly are carried at cost, net of any unamortized deferred fees and costs, and any allowance for loan losses and charge-offs. For loans originated by our former subsidiary Consolidated Mortgage, prior to our sale of the subsidiary in November 2007, the carrying value of these investments is adjusted for origination discounts/premiums, nonrefundable fees and direct costs for originating loans which are amortized into income over the terms of the loans using the effective yield method adjusted for the effects of estimated prepayments based on Statement of Financial Accounting Standards  (SFAS) No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Lease, (SFAS 91).  We generally do not expect prepayments due to the nature of the mortgage loans.

Loans Held for Sale
Loans held for sale are carried at the lower of cost or market value.  The amount by which cost exceeds market value is accounted for as a valuation allowance. Changes in the valuation allowance are included in the determination of net income for the period in which the change occurs. No market valuation allowances were required at December 31, 2008 or 2007 since those loans have market values that approximated the recorded basis.  As of December 31, 2008, an outstanding loan with a balance of $1.3 million previously classified as loans held for sale was reclassified into mortgage investments, and subsequently became non-performing.

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

We evaluate our investments in partially owned entities in accordance with FIN 46R. We generally account for our investments in unconsolidated real estate ventures under the equity method of accounting as we have concluded that we are not the primary beneficiary or a “variable interest entity,” or a “VIE,” and we exercise significant influence, but do not control these entities under the provisions of the entities’ governing agreements pursuant to EITF 04-05. These investments are recorded initially at cost or impaired value, as investments in real estate entities, and subsequently adjusted for equity in earnings and cash contributions and distributions in accordance with AICPA (American Institute of Certified Public Accountants) Statement of Position No. 78-9, Accounting for Investments in Real Estate Ventures.  For each of these investments, we have evaluated (1) the sufficiency of the fair value of the entities’ equity investments at risk to absorb losses, (2) that as a group the holders of the equity investments at risk have (a) the direct or indirect ability through voting rights to make decisions about the entities’ significant activities, (b) the obligation to absorb the expected losses of the entity and their obligations are not protected directly or indirectly, (c) the right to receive the expected residual return of the entity and their rights are not capped, (3) substantially all of the entities’ activities do not involve or are not conducted on behalf of an investor that has disproportionately fewer voting rights in terms of its obligation to absorb the expected losses or its right to receive expected residual returns of the entity, or both.

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

Allowance for Loan Losses
The allowance for loan losses represents management’s estimate of probable losses inherent in our portfolio of loans. The allowance for loan losses is reflected in our financial statements based upon individual review of the loans, the specific borrowers credit quality and mortgages based upon an evaluation of known and inherent risks affecting our portfolio of mortgage investments including, but not limited to, economic conditions, delinquency status, value of collateral underlying the loan, credit losses to date on underlying mortgages and any remaining credit protection. Management monitors the delinquencies and defaults on mortgage investments and, if an impairment of the related loan is noted, the carrying value of the related loan will be reduced to fair value through the estimate of the allowance for loan losses.  We consider mortgages to be delinquent when principal or interest is contractually past due or the loan is past its maturity date.   Individual valuations on non-performing loans are performed in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, (SFAS 114).  In accordance with SFAS 114, specific allowances for losses may be established for non-performing and potentially impaired loans based on a comparison of the recorded carrying value of the loan to either the present value of the loan’s expected cash flow, the loan’s estimated market price or the estimated fair value of the underlying collateral. The allowance is increased by charges to operations and decreased by charge-offs (net of recoveries). Loan loss estimates are reviewed periodically and adjustments are reported in earnings when they become known.  Because any decision regarding the allowance for loan losses reflects a judgment about the probability of future events, there is an inherent risk that such judgments will prove incorrect.  In such event, actual losses may exceed (or be less than) the amount of any allowance.  To the extent that we experience losses greater than the amount of our allowances, we may incur a charge to our earnings that will adversely affect our operating results and the amount of any distributions payable to our stockholders.

Deferred Costs
We recorded deferred costs incurred in placing junior subordinated notes payable and other debt instruments in accordance with SFAS  91, which are amortized over the life of the related debt using the effective interest method.

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

We maintain domestic taxable REIT subsidiaries, which may be subject to U.S. federal, state and local income taxes. Current and deferred taxes are provided for the portion of earnings (losses) recognized by us with respect to our interest in domestic taxable REIT subsidiaries. Deferred income tax assets and liabilities are computed based on temporary differences between the GAAP consolidated financial statements and the federal and state income tax basis of assets and liabilities as of the consolidated balance sheet date. We evaluate the realizability of our deferred tax assets and recognize a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of our deferred tax assets will not be realized. When evaluating the realizability of our deferred tax assets, we consider estimates of expected future taxable income, existing and projected book/tax differences, tax planning strategies available, and the general and industry specific economic outlook. This realizability analysis is inherently subjective, as it requires management to forecast our business and general economic environment in future periods. Changes in our estimate of deferred tax asset realizability, if any, are included in income tax expense on the consolidated statements of income.

Stock Compensation
We account for stock based compensation issued to members of our board of directors using the fair value recognition provisions of SFAS Statement No. 123 (R), Share-based payment. The fair value of the restricted stock is determined on the grant date, and this amount is expensed over the vesting period on the straight-line basis.  All restricted stock was fully vested as of December 31, 2008.

Advisor Compensation
The Advisory Agreement provides for the payment of first-tier management compensation to our Advisor based upon a formula (generally a percentage of gross assets invested) as well as second-tier management compensation if our financial performance exceeds certain benchmarks. See Note 6 - Commitments and Related Parties for the specific terms of the computation and payment of the second-tier management compensation. The first-tier management compensation and the second-tier management compensation are accrued and expensed during the period for which they are earned by the Advisor.

Recoverability of Equity Method and Cost Method Investments
Management periodically assesses the recoverability of our equity method and cost method investments. Our investments are non-publicly traded investments. As such, if an identified event or change in circumstances requires an impairment evaluation, management assesses fair value based on valuation methodologies, including discounted cash flows, estimates of sales proceeds and external appraisals, as appropriate. We consider the assumptions that we believe hypothetical marketplace participants would use in evaluating estimated future cash flows when employing the discounted cash flows and estimates of sales proceeds valuation methodologies. If an investment is considered to be impaired and the decline in value is other than temporary, we record a write-down.

Earnings (loss) Per Share
In accordance with SFAS No. 128, Earnings per Share, (SFAS  128), the Company presents both basic and diluted earnings (loss) per common share in its consolidated financial statements and footnotes thereto. Basic earnings (loss) per common share excludes dilution and is computed by dividing net income or loss allocable to common stockholders by the weighted-average number of common shares, including vested restricted common shares, outstanding for the period. Diluted earnings per share reflects the potential dilution of unvested restricted common stock, if they are not anti-dilutive. See Note 12 – Earnings (loss) per Shares for earnings per common share computations.

        Fair Value
We measure or monitor many of our assets and liabilities on a fair value basis. Fair value is used on a recurring basis for assets and liabilities in which fair value is the primary basis of accounting. Recurring basis assets includes loans held for sale. Additionally, fair value is used on a non-recurring basis to evaluate assets for impairment or for disclosure purposes. Examples of these non-recurring uses of fair value include our mortgage loan portfolio, real estate owned and investments in real estate ventures, our debts, certain loans held for sale accounted for on a lower of cost or market basis, and long-lived assets. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We have not elected for any of our assets or liabilities to be accounted for under  SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (SFAS 159).  Depending on the nature of the asset or liability, we use various valuation techniques and assumptions when estimating fair value, which are in accordance with SFAS No. 157, Fair Value Measurements, (SFAS 157), and FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active, when applicable.

In accordance with SFAS No. 157, we applied the following fair value hierarchy:

Level 1 – Assets or liabilities for which the identical item is traded on an active exchange, such as publicly-traded instruments or futures contracts.

Level 2 – Assets and liabilities valued based on observable market data for similar instruments.

Level 3 – Assets or liabilities for which significant valuation assumptions are not readily observable in the market; instruments valued based on the best available data, some of which is internally developed, and considers risk premiums that a market participant would require.

When determining the fair value measurement for assets and liabilities required or permitted to be recorded at fair value, we consider the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability.

Recent Accounting Developments
In September 2006, the FASB issued SFAS 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS 157 does not require any new fair value measurements, however, the SFAS 157 definition of fair value is to be used under other accounting pronouncements that require or permit fair value measurements. SFAS 157 was effective for us January 1, 2008.  This statement has modified the methodology for the measurement of “Fair Value of Financial Instruments” and  has had a significant impact on the estimated fair value of our junior subordinated notes.  In October 2008, the FASB issued Staff Position (FSP) No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarifies the application of SFAS 157, in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active. The FSP states that an entity should not automatically conclude that a particular transaction price is determinative of fair value. In a dislocated market, judgment is required to evaluate whether individual transactions are forced liquidations or distressed sales. When relevant observable market information is not available, a valuation approach that incorporates management’s judgments about the assumptions that market participants would use in pricing the asset in a current sale transaction would be acceptable. The FSP also indicates that quotes from brokers or pricing services may be relevant inputs when measuring fair value, but are not necessarily determinative in the absence of an active market for the asset. In weighing a broker quote as an input to a fair value measurement, an entity should place less reliance on quotes that do not reflect the result of market transactions. Further, the nature of the quote (for example, whether the quote is an indicative price or a binding offer) should be considered when weighing the available evidence.  The adoption of FSP No. FAS 157-3, which was effective upon issuance for prior periods for which the financial statements had not been issued, was considered in fair value measurement determination at year end.  See Note 15 - Fair Value of Financial Instruments.

In December 2007, FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51, (SFAS 160).  SFAS 160 requires that non-controlling (i.e. minority) ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled, and presented in the consolidated financial statements within equity, but separate from the parent’s equity. It also requires that once a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners.  In addition to the amendments to ARB 51, this Statement amends SFAS 128, Earnings per Share, so that earnings-per-share data will continue to be calculated the same way those data were calculated before SFAS 160 was issued. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Earlier adoption is prohibited.  SFAS 160 shall be applied prospectively as of the beginning of the fiscal year in which SFAS 160 is initially applied, except for the presentation and disclosure requirements.  The presentation and disclosure requirements shall be applied retrospectively for all periods presented.  SFAS 160 will be effective for us beginning January 1, 2009.  We have evaluated SFAS  160 and have not yet determined the impact the adoption will have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, (SFAS 141R).  This Statement replaces SFAS No. 141.  SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree.  SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The adoption of SFAS 141R did not have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (SFAS 159). SFAS 159 permits entities to choose to measure financial assets and liabilities (except for those that are specifically scoped out of the Statement) at fair value.  The election to measure a financial asset or liability at fair value can be made on an instrument-by-instrument basis and is irrevocable.  The difference between carrying value and fair value at the election date is recorded as a transition adjustment to opening retained earnings.  Subsequent changes in fair value are recognized in earnings.  The Company may decide whether to elect the fair value option for each eligible item on various defined election dates.  We did not elect to report any financial assets or liabilities at fair value under SFAS 159 upon adoption at January 1, 2008.

On January 1, 2008, we adopted the Securities and Exchange Commission’s (SEC) Staff Accounting Bulletin (SAB) No. 109, Written Loan Commitments Recorded at Fair Value Through Earnings, (SAB 109) for loan commitments measured at fair value through earnings which were issued or modified since adoption on a prospective basis. SAB 109 requires that the expected net future cash flows related to servicing of a loan be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. We purchase loans that are originated and serviced by others and do not generally enter into loan commitments, therefore the adoption of this SAB had no impact on our financial statements.

Note 3 - Mortgage Investments
Mortgage investments represent first and second lien positions on acquisition and development, construction and commercial property loans. As of December 31, 2008 all of our loans had fixed interest rates and provided for payment of interest only with a “balloon” payment of principal payable in full at the end of the loan term.

The following table represents our mortgage investments:

	December 31, 2008
	(dollars in thousands)
Loan Type	Number of Loans	Balance	Allowance for Loan Losses	Net Balance	Weighted Average Interest Rate (1)	Portfolio Percentage
Acquisition and development loans	28	$72,507	$17,885	$54,622	12.3%	80.3%
Construction loans	7	3,428	636	2,792	9.7%	3.8%
Commercial property loans	2	14,408	2,284	12,124	14.0%	15.9%
Total mortgage investments	37	$90,343	$20,805	$69,538	12.5%	100.0%

	December 31, 2007
	(dollars in thousands)
Loan Type	Number of Loans	Balance	Allowance for Loan Losses	Net Balance	Weighted Average Interest Rate (1)	Portfolio Percentage
Acquisition and development loans	64	$107,598	$23,010	$84,588	13.3%	75.0%
Construction loans	31	17,665	2,054	15,611	13.0%	12.3%
Commercial property loans	4	18,199	380	17,819	14.1%	12.7%
Total mortgage investments	99	$143,462	$25,444	$118,018	13.4%	100.0%

(1) Represents the stated rate of the loan.

The following table represents the amount of first and second priority liens:

	December 31, 2008		December 31, 2007
	(dollars in thousands)
Loan Type	Balance	Portfolio Percentage	Balance	Portfolio Percentage
First priority liens	$81,911	90.7%	$112,076	78.1%
Second priority liens	8,432	9.3	31,386	21.9
Total mortgage investments	$90,343	100%	$143,462	100%

The following table represents our mortgage investments by geographic location:

	December 31, 2008		December 31, 2007
	(dollars in thousands)
Location	Balance	Portfolio Percentage	Balance	Portfolio Percentage
Nevada	$51,532	57.1%	$95,977	66.9%
California	13,274	14.7	19,274	13.4
Texas	10,425	11.5	10,518	7.3
Arizona	7,711	8.5	9,849	6.9
Missouri	7,401	8.2	7,395	5.2
Utah	-	-	449	0.3
Total	$90,343	100.0%	$143,462	100.0%

Non-performing and impaired loans:
Details on non-performing and impaired loans and related allowance for loan losses as of December 31, 2008 and 2007 are as follows:

	December 31, 2008		December 31, 2007
	(dollars in thousands)
	Number of Loans	Balance	Number of Loans	Balance
Non-performing loans with a specific valuation allowance	24	$65,903	18	$20,734
Non-performing loans without a specific valuation allowance	5	17,822	25	18,002
Related allowance for loan losses on non-performing	-	(20,805)	-	(7,011)
Total non-performing loans	29	$62,920	43	$31,725

Performing loans - no related allowance	8	$6,618	24	$62,379
Performing loans - related allowance	-	-	32	42,348
Related allowance for loan losses on performing loans	-	-	-	(18,434)
Total performing loans	8	$6,618	56	$86,293
Total	37	$69,538	99	$118,018

Interest income recognized on impaired loans for the years ended December 31, 2008 and 2007 was $5.2 million and $4.6 million, respectively.  Subsequent to December 31, 2008, $320,000 of the $6.6 million in performing loans became non-performing.

The following is a roll forward for the allowance for loan losses for the years ended December 31, 2008 and 2007:

(dollars in thousands)
Balance January 1, 2007	$447
Provision for loan loss	34,411
Charge offs	(9,414)
Recoveries	-
Balance December 31, 2007	25,444
Provision for loan loss	21,491
Charge offs	(26,130)
Recoveries	-
Balance December 31, 2008	$20,805

Note 4 – Real Estate Owned
At December 31, 2008, we held real estate through 18 limited liability companies, and our ownership percentage ranged from 10% to 100%.

During the year ended 2008, we foreclosed on properties with an aggregate original loan balance of $25.6 million, net of related allowance for loan loss of $20.5 million and additional capitalized costs of $224,000.  In addition, we disposed of approximately $948,000 of real estate owned for cash proceeds of $962,000, resulting in $14,000 gain on the sale.  During 2007 we disposed of $11.0 million of real estate owned which we financed for the purchaser, an unrelated third party, and no gain or loss was recorded on the transaction.  During 2008 the buyer defaulted on the loan and we have initiated foreclosure proceedings.  This loan is included in our December 31, 2008 mortgage investment portfolio at its carrying value of $10.2 million.  Also, during 2007, we disposed of $4.0 million of real estate owned for cash proceeds of $4.0 million, resulting in an immaterial loss on sale.

During 2008 we contributed property valued at a total of $6.7 million to three joint ventures, in each of which we have between a 13%  and a 50% non-controlling ownership interest.  See also Note 5 - Investments in Real Estate.

The following summary provides an analysis of the changes in real estate owned during the years ended 2007 and 2008:

(dollars in thousands)
Balance January 1, 2007	$-
Foreclosures	34,951
Loans received from sales of foreclosures	(11,567)
Impairments	(3,755)
Sales of real estate owned	(3,977)
Balance December 31, 2007	15,652
Foreclosures	25,596
Impairments	(13,659)
Sales of real estate owned	(948)
Real estate contributed as equity in joint ventures	(6,662)
Balance December 31, 2008	$19,979

The following is a summary of real estate owned as of December 31, 2008 and 2007:

Description	Location	2008	2007
		(dollars in thousands)
Undeveloped land	NV, AZ, CA	$13,947	$6,961
Single family residential lots	NV, AZ	1,707	5,596
Office building	NV, TX	2,613	2,190
Other	NV, UT	1,712	905
Total		$19,979	$15,652

Note 5 – Investments in Real Estate
During the year ended December 31, 2008, we entered into three joint venture agreements with a third-party homebuilder for the construction of single family homes in Las Vegas, Nevada.  We contributed property to the joint ventures, which we had previously acquired through foreclosure and classified as real estate owned.  These ventures are accounted for under the equity method of accounting because we have between a 13% and a 50% non-controlling ownership interest.  Our venture partner manages the operations of the joint ventures.  All major decisions require the approval of both joint ventures, and voting rights and the sharing of profits and losses are in proportion to the ownership percentages of each joint venture partner.  We recorded our initial investment at $6.7 million, the carrying value of the lots which approximated fair value at the time of the formation of the joint venture.  We have no responsibility to provide additional funding to the ventures.  Additional funding for the construction of homes and sales of such will be provided by our venture partner.  Our share of losses, if any, would be limited to the value of lots contributed.  For the year ended December 31, 2008, we received proceeds of $275,000 from the sales of homes built on certain of our contributed lots.

As of December 31, 2008 and December 31, 2007 we had $1.0 million in other real estate investments.  In March 2007, we invested $1.0 million, representing equity and profits interest of 1.5%, in the development of a resort community near Lincoln City, Oregon.  This investment is being accounted for under the cost method as of December 31, 2008. We have evaluated the carrying value of our cost method investment for impairment.  There were no impairments in value that would be considered other than temporary at December 31, 2008.

The following summary provides an analysis of the changes in  investments in real estate during the year ended 2008:

(dollars in thousands)
Balance December 31, 2007	$1,000
Contributed Value	6,662
Sales of joint venture property	(495)
Balance December 31, 2008	$7,167

Note 6 - Commitments and Related Parties
Sandstone is our Advisor and oversees our day-to-day operations including asset, liability and capital management. In lieu of paying salaries to officers, we compensate our Advisor pursuant to an advisory agreement that entitles it to first-tier management compensation, second-tier management compensation, and reimbursement of expenses. Sandstone replaced Burton as our advisor in November 2007 in conjunction with the sale of Consolidated Mortgage. The officers and majority owners of our Advisor are also our executive officers. The annual first-tier management compensation is 1% of the first $200 million of gross average invested assets plus 0.8% of the gross average invested assets in excess of $200 million, to be paid quarterly. The first-tier management compensation payable under our current advisory agreement with Sandstone is calculated in the same manner as the base management fee payable under our prior advisory agreement with Burton.  The first-tier management compensation for the years ended December 31, 2008, 2007, and 2006 was $2.0 million, $1.6 million, and $1.2 million, respectively.  At December 31, 2008 and 2007, $1.0 million and $189,000, respectively, of compensation due to our Advisor was included in accounts payable and accrued expenses in the consolidated balance sheet.

The second-tier management compensation is a tiered percentage of the amount of our net income (taxable income) excluding provision for loan loss and capital losses, before deducting second-tier compensation less a threshold return, which is the net income that would produce an annualized return on our average invested assets equal to the 10-year U.S. Treasury rate plus 1.0%. The tiered percentage is the weighted average of 20% of the first $200 million of average invested assets and 10% of the excess over $200 million of average invested assets. The second-tier management compensation is calculated quarterly and any positive quarterly amount is paid by us, along with the first-tier management compensation, within 15 days of receipt of the computations. Second-tier management compensation payable under our current advisory agreement with Sandstone is calculated in the same manner as the incentive compensation payable under our prior advisory agreement with Burton.  Second-tier management compensation for the year ended December 31, 2008 was zero, compared to $463,000 and $1.4 million for the years ended December 31, 2007 and 2006, respectively, of which zero and $130,000 remained payable at December 31, 2008 and December 31, 2007, respectively.

Consolidated Mortgage previously had a management agreement in place with ARJ Management (“ARJ”), a company of which our president and chief executive officer, Todd Parriott, was president, director and controlling shareholder, pursuant to which ARJ was paid a management fee equal to 33% of Consolidated Mortgage's pre-tax net income. The fee was calculated and paid monthly. Based on the calculation of the management fee for 2007, until we sold Consolidated Mortgage in November 2007, we recognized an expense of $1.8 million.  The management fee for the year ended December 31, 2006 was $2.6 million.  The management agreement with ARJ was mutually terminated by the parties thereto as of November 21, 2007 in connection with the sale of Consolidated Mortgage.

The dealer-manager of our offering of common stock, CMC Financial Services, Inc. (“CMCFS”), directs and oversees the sale of our equity securities. CMCFS receives a marketing support fee and sales commissions based on the number of shares of common stock it sells. CMCFS contracts with third party broker-dealers to have a larger sales distribution of equity securities and compensates them out of the sales commissions and marketing support fees it receives from us. Because CMCFS is controlled by our Advisor, it is our affiliate. CMCFS earned gross sales commissions and marketing support fees for the years ended December 31, 2008, 2007 and 2006 of $36,000, $2.8 million and $5.4 million, respectively, of which none remained payable at December 31, 2008 and 2007.  CMCFS paid a substantial portion of these fees to third party broker dealers.  Sandstone acquired ownership of CMCFS on November 21, 2007 and prior to November 21, 2007, CMCFS was owned by our CEO.  Our Board of Directors suspended the sale of Desert Capital REIT shares as of February 22, 2008.  This decision was due to the general collapse of the real estate market beginning in late 2007, and the impact of declining real estate values on our mortgage investments.

CMCFS also had an agreement with Consolidated Mortgage to provide investors for loans brokered and serviced by Consolidated Mortgage for a fee equal to 25 basis points of every dollar raised. The fee was calculated and paid monthly.  We sold Consolidated Mortgage in November 2007 and are no longer a party to this agreement.  The fee pursuant to this agreement for the year ended December 31, 2007 and 2006, respectively, was $380,000 and $664,000.

In September 2005, a third-party borrower asked us to enter into a land banking transaction, meaning that we would purchase a tract of land, and simultaneously enter into an option contract with the borrower, pursuant to which the borrower would purchase smaller parcels of the initial tract from us over time at a specified price, until it had purchased the entire initial tract.  Due to the rules with which we must comply to maintain our REIT status, actual title to that land had to be owned by a separate entity and could not be held by the Company.  As an accommodation to us and the third-party borrower, our CEO, Todd Parriott formed a company, CM Land, LLC, for the specific purpose of holding title to that land.  We funded $11.9 million of loans to CM Land, LLC secured by the property. In May 2007, the borrower did not exercise its option under the contract to purchase the remaining portion of the land.  As a result, a limited liability company was formed and took title to the property directly, and our investment in the loan was converted to membership units representing a 37.6% interest in the limited liability company.  Prior to taking title to the property in May 2007, we earned and received interest income on the loans of $826,000.  We earned interest of $1.8 million for the year ended December 31, 2006.  In September 2007, the limited liability company borrowed $13.7 million from private trust deed investors to repay the first position lien-holder, and we guaranteed this debt (See Note 18-Contingencies).    At December 31, 2008 we have recorded an aggregate impairment of $5.2 million related to this property, leaving a balance of $6.7 million, which is included in real estate owned.

CM Equity, LLC (“CM Equity”) was formed in June 2007 for the purpose of investing in, developing, co-developing, operating, owning and financing commercial and residential real estate projects. Some of the executive officers of CM Equity are the same as our executive officers, and our Advisor is also the manager of CM Equity.  In November 2007, we sold a non-performing loan with an outstanding balance of $1.96 million to CM Equity.   No gain or loss was recognized on the sale as we provided 100% financing on the sale.  The loan has a fixed interest rate of 8.25% and is scheduled to mature in November 2009.   The loan became non-performing in the fourth quarter.  We had accrued interest income of $121,000 for the year ended December 31, 2008.  Of this interest amount, we deemed $40,000 as uncollectable and wrote the amount off in the fourth quarter.   In January 2009, CM Equity deeded the property back to us, and currently the property is being held as real estate owned in the amount of $1.2 million net of impairment charges of $760,000.

In November 2007, our subsidiary, Desert Capital TRS, Inc. (“TRS”) sold all of the issued and outstanding units of Consolidated Mortgage to Sandstone, for the following consideration:
  293,001 shares of our common stock with a value of $4.4 million based on the last offering of its common stock at a per share price of $15 per share.  We subsequently retired the 293,001 shares of stock.
  $105,000 in cash.
  A $15.5 million promissory note bearing interest at 9% per annum with principal and interest payments due quarterly beginning on March 31, 2008.  The note matures in December 2017.  The note is secured by all of the outstanding membership units of Consolidated Mortgage.  We earned interest of $1.1 million and $159,000 of which $452,000 was still receivable for the year ended December 31, 2008.  Subsequent to December 31, 2008, all amounts due as of the balance sheet date have been paid to TRS.

In addition to the consideration received, we receive a contingent installment payment from Consolidated Mortgage on loans we fund. The $8.25 million contingent payment (the “Installment Payment”) is payable  as follows: Sandstone will pay or cause Consolidated Mortgage to pay to TRS, on the last day of each calendar quarter, an amount equal to: (i) 1% of the principal amount of all mortgage loans originated or brokered by Consolidated Mortgage or any of its affiliates and funded by us during such calendar quarter for the first $200 million of mortgage loans funded during each calendar year; and (ii) 0.5% of the principal amount of all mortgage loans originated or brokered by Consolidated Mortgage and funded by us during such calendar quarter in excess of $200 million during each calendar year, commencing on December 31, 2007 and continuing on the last day of each calendar quarter thereafter, until TRS has received $8.25 million.  TRS’ right to receive the Installment Payment is secured by all of the outstanding membership units of Consolidated Mortgage.   For the year ended December 31, 2008, we recognized income of $94,000 related to the contingent installment payment, of which zero remained receivable.

We also entered into a loan origination agreement with Consolidated Mortgage and Sandstone, which terminates one month after the last day of the month in which the Installment Payment is paid in full.   During the term of the Loan Origination Agreement we have the right to fund all mortgage loans identified by Consolidated Mortgage or any affiliate of Sandstone or Consolidated Mortgage that becomes engaged in the business of originating or brokering commercial loans. During the year ended December 31, 2008, we funded $10.6 million of loans originated by Consolidated Mortgage.

At December 31, 2007, March 31, 2008, June 30, 2008 and September 30, 2008, Consolidated Mortgage was not in compliance with certain financial covenants contained in the loan agreement related to the original balance of $15.5 million promissory note payable to TRS.  In August 2008, our board of directors formed a special committee of independent directors to review the financial covenants and approve a strategy to resolve the defaulted status of the loan. We granted Consolidated Mortgage a limited waiver, either to enter into an amendment to the loan agreement to modify such financial covenants upon terms and conditions and in form and substance satisfactory to TRS or demonstrate that Consolidated Mortgage is in compliance with the loan agreement and will be in compliance with the loan agreement at December 31, 2008.  In October 2008, the Special Committee and Consolidated Mortgage agreed to modify the loan terms, and in November 2008 we executed documents to evidence the modification.  Under the terms of the modification, principal payments on the note were deferred for two years, and the interest rate was reduced from 9% to 6% per annum effective as of July 1, 2008.  Additionally, the working capital financial covenant was replaced with the requirement to maintain a cash balance of $250,000 at the end of each quarter, and the first measurement period for the fixed charge coverage ratio was moved from December 31, 2007 to December 31, 2008.  Based on the modified terms of the promissory note, we evaluated the promissory note in accordance with SFAS 114, and determined that the modification resulted in an impairment based on the present value of the expected future cash flows under the modified terms.  Accordingly, and included in the $12.6 million note receivable balance, we have provided an allowance for loan loss of $2.1 million to reflect this impairment.  As of December 31, 2008, Consolidated Mortgage was in compliance with the modified financial covenants set forth above.  Consolidated Mortgage has been unable to make payments in a timely manner.    Subsequent to December 31, 2008, Consolidated Mortgage made payments to TRS in the amount of $452,000 for interest due through the balance sheet date.

We lease office space to Sandstone, CMCFS, Consolidated Mortgage, and Residential Capital Mortgage (an entity owned by certain of our officers) under non-cancelable operating leases which expire in July 2010.  Total rents received from related parties for the years ended December 31, 2008, 2007, and 2006 were $517,000, $321,000, and $320,000, respectively.

Note 7 – Other Investments
In June 2006, we invested $928,000 for 100% of the common shares of an affiliated entity which was formed to facilitate the issuance of $30.9 million of trust preferred securities and purchase of our junior subordinate notes.  This entity pays dividends on both the common shares and preferred securities on a quarterly basis at a variable rate based on LIBOR.

Note 8 - Stock Based Compensation
The Board of Directors adopted the 2004 Stock Incentive Plan of Desert Capital REIT, Inc. (the “Plan”). We have reserved 1,000,000 shares of common stock for issuance under the Plan. As of December 31, 2008 we have granted awards for 108,000 restricted shares in aggregate to our Board of Directors and certain executive officers under the Plan. The shares were granted in annual grants to our directors and were initially scheduled to vest over a three year period.  In the fourth quarter of 2007, we modified the vesting provisions to accelerate the vesting of all shares then outstanding and the remaining unvested 40,000 shares at the time of modification were vested.  As a result we recorded stock compensation expense of $567,000 in connection with the modification during 2007.  In August 2008, 28,000 shares of fully vested restricted stock were granted to our Board of Directors. Because there was no ongoing offering of our shares on the August grant date, we valued the restricted stock at $6.62, our estimate of fair value at the date of grant.  As there was no active market for our stock on the date of grant, the estimate of fair value was based upon an estimate of our book value consistent with similar industry indicies which were at that time trading at or near book value.  At December 31, 2008 and 2007 all shares were fully vested.

Restricted stock expense for the years ended December 31, 2008, 2007, and 2006 was $185,000, $717,000, and $167,000, respectively.

Note 9 - Building and Equipment
Building and equipment are as follows:

	December 31, 2008	December 31, 2007
	(dollars in thousands)
Building	$7,811	$7,746
Equipment	100	100
Furniture and fixtures	411	411
	8,322	8,257

Less accumulated depreciation	(1,507)	(1,021)
Building and equipment, net	$6,815	$7,236

Note 10 – Leases
We own an office building in Henderson, Nevada, which serves as our corporate headquarters. The total square footage of the building is approximately 40,000 square feet, and as of December 31, 2008, the building was 77% occupied.  At December 31, 2008, an allowance for rent receivable in the amount of $76,000 was established to account for certain of our unrelated party tenants who have ceased paying rent.  Subsequent to year end, these particular rents were considered uncollectible, and were written off.

We lease approximately 25,000 square feet of office space to related parties and approximately 5,000 square feet to unrelated third parties under non-cancelable leases, which expire in 2010. The future minimum rents to be received under these leases for the years ended December 31, 2009 and 2010 are $571,000 and $302,000, respectively.

Note 11 - Income taxes
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

Our taxable REIT subsidiaries are subject to federal, state, and local taxes. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards.  Deferred tax assets are subject to management’s judgment based upon available evidence that future realization is more likely than not.  During the fourth quarter of 2008, we established a valuation allowance of $766,000 against the net deferred tax assets.  Based upon the projected sources of taxable income, including those known to be available in future periods, management concluded that it was more likely than not that such sources of income at our taxable REIT subsidiary would  be insufficient to utilize net operating losses.  Accordingly, a valuation allowance was necessary.   For the year ended December 31, 2008, we recorded an income tax benefit in the amount of $123,000.  For the years ended December 31, 2007 and 2006 we recorded $668,000 and $406,000, respectively, of income tax expense for income attributable to our taxable REIT subsidiaries. Our income tax expense (benefit) was calculated using an effective tax rate of 34% for 2008, 2007 and 2006 as follows:

	December 31,
	2008	2007	2006
	(dollars in thousands)
Current provision	$484	$36	$300
Deferred provision (benefit)	(607)	632	106
Total income tax provision (benefit)	$(123)	$668	$406

The income tax provision differs from the amount of income tax determined by applying the United States federal income tax rate to pretax income for the years ended December 31, 2008, 2007 and 2006 due to the following:

	December 31,
	2008	2007	2006
	(dollars in thousands)
Computed tax expense (benefit)	$(1,273)	$701	$596
Non deductible expenses	407	344	344
Valuation Allowance	766
Other	(23)	(377)	(534)
Total income tax provision (benefit)	$(123)	$668	$406

The significant components of deferred tax assets and liabilities were as follows:

	December 31, 2008	December 31, 2007
	(dollars in thousands)
Depreciation and amortization	$(243)	$(179)
Provision on note receivable	(722)	-
Gain on sale of subsidiary	873	917
Non deductible interest addback	(674)	-
Deferred tax (asset) liability	$(766)	$738
Less: Valuation Allowance	766	-
Net deferred tax liability	$-	$738

We adopted the provisions of FIN 48, an interpretation of SFAS 109, on January 1, 2007, as it applies to our TRS. At December 31, 2008, the Company had approximately $55,000 of total gross unrecognized tax benefits.  We have recognized interest and penalties accrued on these tax expenses as a component of our income tax benefit.  The Company does not reasonably expect any material changes to the estimated amount of liability associated with its uncertain tax positions through December 31, 2009.   We believe that appropriate support for the income tax positions taken and to be taken on tax returns and accruals for tax liabilities are adequate for all open years on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.

Note 12 – Earnings (loss) per Share
Earnings (loss) per share is computed in accordance with SFAS 128. Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding during each period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares outstanding plus the additional dilutive effect of unvested restricted stock during each period.  As of December 31, 2008 and 2007, there were no unvested shares outstanding under our stock incentive plan.

The following is a reconciliation of the basic and diluted earnings (loss) per share:

	December 31,
	2008	2007	2006
	(dollars in thousands)
Net income (loss)	$(37,477)	$(21,837)	$14,248
Weighted average number of common shares outstanding - basic	16,812,710	16,232,622	13,413,055
Dilutive effect of unvested restricted shares	-	-	32,055
Total weighted average common shares outstanding - diluted	16,812,710	16,232,622	13,445,110

Basic income (loss) per common share	$(2.23)	$(1.35)	$1.06
Diluted income (loss) per common share	$(2.23)	$(1.35)	$1.06

Note 13 - Dividends
To maintain our status as a REIT, we are required to make dividend distributions, other than capital gain dividends, each year in an amount at least equal to 90% of our taxable income.  All dividend distributions are made at the discretion of our Board of Directors and depend on our earnings, both tax and GAAP, financial condition, maintenance of REIT status and such other factors as the Board of Directors deems relevant. The following table lists the dividend declaration dates and per share amounts for 2008 and 2007:

	2008	2007
January 31	$0.100	$0.100
February 29, and February 28 respectively	0.025	0.100
March 31	0.025	0.100
April 30	0.025	0.100
May 31	0.025	0.100
June 30	0.025	0.100
July 31	0.025	0.100
August 31	0.025	0.100
September 30	0.025	0.100
October 31	0.000	0.100
November 30	0.000	0.100
December 31	0.000	0.100
Total	$0.300	$1.200

In October 2008, we suspended our monthly dividend.

 Note 14 – Debt
       Credit Facility
We have a $7.5 million secured revolving credit facility with a term of one year that matured in February 2009.  The facility was established for short-term funding needs. Amounts drawn under this facility bear interest at an interest rate equal to the prime rate plus 75 basis points, with a floor of 7.0%, and must be repaid within 90 days.  The interest rate at December 31, 2008 was 7.0%.  Amounts drawn under this facility are secured by the corresponding loan that is being funded by the advance. At December 31, 2008 and December 31, 2007, we had an outstanding balance of $1.4 million and $2.1 million, respectively. The principal amount of loans pledged as collateral for this facility on December 31, 2008 was $18.3 million. Of the balance outstanding at December 31, 2008, $1.0 million was borrowed in January 2008, and was not repaid within the 90-day time required by terms of the credit facility. The bank granted us an extension to February 22, 2009, the maturity date of the facility, to pay the $1.0 million defaulted principal balance and waived default-rate interest through the date of the extension. In addition to the payment default, we were not in compliance with the debt service coverage ratio at December 31, 2008.

Subsequent to the balance sheet date, our credit facility matured and we were unable to repay the outstanding balance in accordance with the terms of the agreement. Due to our default status, we are restricted from drawing on the credit facility. The bank has agreed to extend the maturity of the facility for 12 months and to modify certain of the covenants. In addition, we have agreed to the following minimum principal payments:  $100,000 by March 31, 2009, $25,000 by June 30, 2009, $50,000 by September 30, 2009, $100,000 by December 31, 2009, and any remaining balance due on February 22, 2010.  All interest payments are due as originally agreed upon.

Mortgage Loans Payable
We have a mortgage loan from a bank, with an outstanding principal balance of $6.3 million and $6.5 million as of December 31, 2008 and 2007, respectively.  This loan bears interest at a rate equal to the prime rate, with a floor of 6.75% and a ceiling of 7.75%. Principal and interest are payable monthly and the note matures in 2026, with no prepayment penalty. The interest rate on December 31, 2008 and 2007 was 6.75% and 7.25%, respectively. The mortgage is secured by our office building in Henderson, Nevada. We were in compliance with all financial covenants related to this loan as of December 31, 2008.

We assumed a first lien mortgage payable to a bank upon foreclosure of a 10,330 square foot office building in Houston, Texas in November 2007 to preserve our interest in the property. The loan had an outstanding principal balance of $1.6 million and $1.7 million at December 31, 2008 and 2007, respectively.  The note bears interest equal to the prime rate minus 50 basis points (2.75% at December 31, 2008), and matures in April 2011, with no prepayment penalty.  Principal and interest are payable monthly.

Junior Subordinated Notes Payable
In June 2006, we issued $30.0 million in unsecured trust preferred securities through a newly formed Delaware statutory trust, Desert Capital TRS Statutory Trust I, which is our wholly-owned subsidiary.  The securities bear interest at a floating rate based on the three-month LIBOR plus 400 basis points, which reset each calendar quarter, which was 7.47% and 8.98% on December 31, 2008 and 2007, respectively.

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

Our covenants contain customary default provisions and require us to maintain financial ratios at quarterly determination dates, including a minimum tangible net worth requirement.  Our ability to incur additional subordinated debt is also limited.  In June 2008 we entered into an agreement with the holders of the trust preferred securities to modify the tangible net worth covenant contained in our indenture through December 31, 2008.  In exchange for the modification we agreed to establish a cash reserve account into which we would make monthly deposits of 25% of our net income until such time as the balance of the reserve account is at least equal to $2.1 million. In addition, in the event that the aggregate amount of the dividends that we pay during any month exceeds the amount that we deposit into the reserve account during such month, we must also deposit into the reserve account 25% of each principal payment we receive in respect of any of our mortgage loans until the amount of the short-fall has been deposited into the reserve account.  We must replace the reserve account with a letter of credit in the face amount of $2.1 million as security for the trust preferred securities.  At December 31, 2008, the balance in such reserve account was $1.3 million, which is reflected as restricted cash on our balance sheet.  Changes in the restricted cash reserve account are reflected as financing activities in the statement of cash flows as the restricted cash reserve account is directly related to the junior subordinated notes.  At December 31, 2008, interest payable on the securities was $393,000 which was included in the payment made on January 30, 2009. The quarterly payment of $572,000 on January 30, 2009 was drawn from the Reserve Account.  At December 31, 2008, we were not in compliance with all covenants as modified.  We are in discussions with the Trustee and the holders of the securities regarding our covenant compliance.

Years Ending December 31,	(dollars in thousands)
2009	$32,593	(1)
2010	321
2011	1,562
2012	226
2013	242
Thereafter	5,237
Total	$40,181

(1) Includes junior subordinated note payable which is in default and callable by the lender at December 31, 2008 and the date of this filing.

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

Fair Value under SFAS No. 157 is applied prospectively effective January 1, 2008; therefore, the fair value of December 31, 2007 was computed under the guidance of SFAS 107.  Under SFAS No. 157, we are required to take into account our own credit risk when measuring the fair value of our liabilities.  Fair value is best determined based upon quoted market prices. However, in many instances there are no quoted market prices for various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate, estimates of future cash flows and realization of collateral. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

The following table summarizes the carrying values and the estimated fair values of financial instruments as of December 31, 2008 and December 31, 2007.

	December 31, 2008		December 31, 2007
	(dollars in thousands)
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash, cash equivalents and restricted cash	$1,629	$1,629	$163	$163
Interest receivable	531	531	1,464	1,464
Note receivable - related party	12,600	11,024	15,500	13,718
Mortgage investments - net	69,538	68,773	118,018	118,018
Loans held-for-sale	-	-	2,139	2,139

Financial liabilities:
Credit facility	1,360	1,274	2,139	2,139
Mortgages payable	7,893	7,264	8,133	8,133
Junior subordinated notes	30,928	27,493	30,928	30,928

We used the following methods and assumptions in estimating the fair value of each class of financial instrument:
  Cash, cash equivalents and restricted cash: The carrying values of cash and short-term instruments approximate fair values.
  Interest receivable: Carrying values approximate fair values due to their short term nature.
  Note receivable – related party: Fair value is estimated using discounted cash flow analyses based on a rate reflective of the current market environment for a similar period, the fixed amount of the note receivable and an estimated risk of default based on similar business operations and history of operations.  We considered these inputs as Level 3.
  Mortgage investments-net: At December 31, 2008 the fair value of fixed rate loans currently classified as performing, was computed based on the probability of collection of the cash flow, a risk free rate of return on all estimated cash flows, the estimated realization of collateral based on recent history and the fixed interest rate of the loans.    At December 31, 2008, substantially all of our impaired loans were evaluated based on the fair value of their underlying collateral based upon the most recent appraisal available to management or recent transaction prices for similar collateral, and as such, the carrying values of these instruments, net of the allowance for loan losses, approximates the fair value.  Fair value inputs on performing and non-performing loans are considered Level 3.
  Loans held-for-sale: Loans held-for-sale are carried at the lower of cost or market, therefore the carrying value of these instruments approximates fair value, and are considered a Level 3 in the fair value hierarchy.
  Credit facility: The value of our variable rate-term borrowings, classified as Level 3, were estimated using a cash flow analysis, taking our credit standing  into consideration, as well as the excess assigned collateral, and a rate reflective of the current market environment.
  Mortgage loans payable: For December 31, 2008 our credit standing was taken into consideration, as well as the assigned collateral which was considered more than adequate, the estimated risk to the lender of the collateral to the loan balance and rates reflective of the current market environment., all of which were factors in the computation of fair value and were considered Level 3 inputs.
  Junior subordinated notes: Our junior subordinated notes do not trade in an active market and, therefore observable price quotations are not available.  In the absence of observable price quotations, fair value is determined based on discounted cash flow models which incorporate the effects of our own credit risk in the fair value of the liability.  The cash flow assumptions were based on the contractual cash flows based on our anticipation that we will pay the debt according to its contractual terms, and were considered Level 3 inputs.

We do not have any assets or liabilities that are measured at fair value on a recurring basis.  The following table presents our assets and liabilities that are measured at fair value on a nonrecurring basis at December 31, 2008.  Level 1 and Level 2 data were not used in the fair value measure.

	Estimated Fair Value	Level 3
	(dollars in thousands)
Impaired mortgage investments	62,920	62,920
Investments in real estate	7,167	7,167
Real estate owned	19,979	19,979

During 2008, our measurement criteria for certain of our financial instruments changed from Level 2 to Level 3 due to changes in our methodology used to measure these financial instruments and the addition of interpretive guidance on FAS 157.  Specifically, our measurement criteria for junior subordinated notes and mortgage loans payable were changed from Level 2 to Level 3 hierarchy levels.

Note 16 - Concentrations of Credit Risk
Financial instruments with concentration of credit and market risk include cash, loans secured by deeds of trust and real estate investments.

We maintain cash deposit accounts which at times may exceed federally insured limits.  We have not experienced any losses in such accounts, and management believes we are not exposed to any significant credit risk related to cash deposits.  As of December 31, 2008 and 2007, we had approximately $1.4 million and $63,000, respectively, in excess of the federally insured limits.

As of December 31, 2008, approximately 57.0% and 14.7% of our loans were in Nevada and California, respectively, compared to 66.9% and 13.4%, at December 31, 2007, respectively.  As a result of this geographical concentration of our real estate loans, a further downturn in the local real estate markets in these states could have a material adverse effect on us.

We have a significant concentration of credit risk with our largest borrowers.  At December 31, 2008, the aggregate amount of loans to our five largest borrowers was $57.6 million representing approximately 63.8% of our total investment in real estate loans.    All but $45,000 of this amount was non-performing and $9.8 million was reserved for in the allowance for loan losses.  At December 31, 2007, the aggregate amount of loans to our four largest borrowers was $57.5 million representing approximately 40% of our total investment in real estate loans. Of this amount, $9.6 million was in default at December 31, 2007, of which zero has been reserved for in the allowance for loan losses.

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

Note 17- Quarterly Financial Data (unaudited)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(dollars in thousands, except per share amount)
Year Ended December 31, 2008
Interest income	$2,764	$2,278	$1,804	$536
Interest expense	834	842	693	757
Net interest income	1,930	1,436	1,111	(221)
Other revenue (expense)	(1,124)	(9,338)	(9,988)	(21,283)
Net income (loss)	$806	$(7,902)	$(8,877)	$(21,504)

Net income per common share
Basic	$0.05	$(0.47)	$(0.53)	$(1.28)
Diluted	$0.05	$(0.47)	$(0.53)	$(1.28)

Year Ended December 31, 2007
Interest income	$5,710	$5,676	$4,581	$4,301
Interest expense	993	1,018	1,033	974
Net interest income	4,717	4,658	3,548	3,327
Other revenue (expense)	(771)	(308)	(2,807)	(34,201)
Net income (loss)	$3,946	$4,350	$741	$(30,874)

Net income per common share
Basic	$0.26	$0.27	$0.04	$(1.84)
Diluted	$0.26	$0.27	$0.04	$(1.84)

Note 18 – Contingencies
We are involved in various legal proceedings. Due to their nature, such legal proceedings involve inherent uncertainties including, but not limited to, court rulings, negotiations between affected parties and governmental actions. Management assesses the probability of loss for such contingencies and accrues a liability and/or discloses the relevant circumstances, as appropriate.

We guaranteed approximately $13.7 million of indebtedness of Warm Jones, LLC, a limited liability company in which we own a 37.6% membership interest.  Under the original terms of the indebtedness, the note was due in October 2008 and subsequently modified, extending the maturity to February 2010.  The beneficiaries under the guarantee have the right to make demand on us under the guarantee to pay the entire $13.7 million if the borrowers default on the note.   We have determined that our potential liability pursuant to FASB Interpretation No. 45 (FIN 45), “Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” is approximately $101,000 as of December 31, 2008.

In December 2008, we received a comment letter from the SEC relating to the accounting for the sale of our former subsidiary and related party, Consolidated Mortgage, as reported in our Form 10-K for the year ended December 31, 2007.  As of the filing of this Form 10-K, we have responded to the staff's inquiries; however, we have not resolved the staff's comments regarding the accounting for the sale of Consolidated Mortgage and the necessary disclosures of that transaction.  While we believe that the accounting and reporting was appropriate based upon the facts and circumstances at the time of the sale, the resolution of this issue could have a material impact on our financial statements.

Note 19 - Subsequent events
Subsequent to the balance sheet date, our credit facility matured and we were unable to repay the outstanding balance in accordance with the terms of the agreement. The bank has agreed to extend the maturity of the facility for 12 months and to modify certain of the covenants. In addition, we have agreed to the following minimum principal payments:  $100,000 by March 31, 2009, $25,000 by June 30, 2009, $50,000 by September 30, 2009, $100,000 by December 31, 2009, and any remaining balance due on February 22, 2010.  All interest payments are due as originally agreed upon.

Subsequent to December 31, 2008, we acquired properties through deed-in-lieu of foreclosure or foreclosure proceedings with original loan balances of $16.2 million and associated impairments of $6.9 million and classified them as real estate owned.

Subsequent to the balance sheet date $320,000 of the aggregate balance of mortgage investments became nonperforming.

Subsequent to the balance sheet date, certain of our related parties made changes to their legal names in conjunction with a corporate branding initiative. Specifically, Sandstone became CM Group, LLC, Consolidated Mortgage became CM Capital Services, LLC and CMC Financial Services became CM Securities, LLC. The ownership of these entities were not affected.

Schedule II

Desert Capital REIT
Allowance for Loan Losses
December 31, 2008
(dollars in thousands)

Year	Balance at beginning of period	Charged to Costs and Expenses	Deductions	Balance at end of period
2006	$78	$369	$-	$447
2007	$447	$34,411	$(9,414)	$25,444
2008	$25,444	$23,616	$(26,130)	$22,930

Schedule IV

Desert Capital REIT
Mortgage Loans on Real Estate
Mortgage Loans that Exceed Three Percent of the Portfolio
(dollars in thousands)

Description of Loan	Interest Rate	Maturity Date	Periodic Payment Terms	Lien Position	Face Amount	Carrying Amount	Principal Amount Subject to Delinquent Principal or Interest
Acquisition & Developmemnt	14.00%	6/11/2008	Interest Only	1st	$9,500	$8,502	$9,500
Acquisition & Developmemnt	13.00%	11/2/2008	Interest Only	1st	4,351	4,351	4,351
Acquisition & Developmemnt	12.50%	11/15/2008	Interest Only	1st	3,773	3,773	3,773
Acquisition & Developmemnt	8.00%	2/25/2009	Interest Only	1st	2,290	2,280	2,290
Acquisition & Developmemnt	12.50%	2/25/2009	Interest Only	1st	3,969	2,380	3,969
Acquisition & Developmemnt	12.50%	2/25/2009	Interest Only	1st	2,554	2,398	2,554
Acquisition & Developmemnt	12.50%	2/25/2009	Interest Only	1st	8,572	5,809	8,572
Acquisition & Developmemnt	8.00%	2/25/2009	Interest Only	1st	4,750	4,750	4,750
Acquisition & Developmemnt	8.00%	2/25/2009	Interest Only	1st	3,500	3,500	3,500
Acquisition & Developmemnt	8.00%	3/31/2009	Interest Only	1st	4,455	4,207	4,455
Acquisition & Developmemnt	14.25%	2/1/2014	Interest Only	1st	4,640	4,640	-
Commercial	14.00%	2/25/2009	Interest Only	1st	14,400	12,116	14,400
					66,754	58,706	62,114
Mortgage loans less than 3%					23,589	10,832	21,601
Total					$90,343	$69,538	$83,715

Desert Capital REIT
Real Estate Loan Roll Forward
December 31, 2008
(dollars in thousands)

Balance - January 1, 2008	$118,018
Additions during period:
New loan fundings	10,607
Deductions during period:
Loan payoffs	(10,125)
Foreclosed loans (real estate owned)	(25,372)
Real estate loans sold	(3,358)
Contributions from loans held for sale	1,259
Impairments	(21,491)
Balance - December 31, 2008	$69,538

 ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

ITEM 9A(T). CONTROLS AND PROCEDURES

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

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13(a)-15(e)) as of the end of the period covered by this report (the “Evaluation Date”) have concluded that as of the Evaluation Date our disclosure controls and procedures were effective.

(b) Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control is designed to provide reasonable assurance to our management and board of directors regarding the preparation of reliable published financial statements. Internal control over financial reporting includes self-monitoring mechanisms to correct deficiencies as they are identified.

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

As of December 31, 2008, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, we have concluded that, as of December 31, 2008, we maintained effective internal control over financial reporting.

    This annual report does not include an attestation report of Hancock Askew & Co., our independent registered public accounting firm, regarding internal control over financial reporting.  Management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

(c) Changes in Internal Controls

    There were no significant changes over financial reporting or in other factors in the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

    None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The biographical information for each director of the Company as of March 27, 2009 is set forth below.

    Todd B. Parriott.  Mr. Parriott is the chairman of our board of directors, chief executive officer, president and chief investment officer.  Mr. Parriott was elected to our board of directors in December 2003.  Mr. Parriott served as the president of Consolidated Mortgage, LLC from July 2001 until December 2003 and was re-elected as president in October 2005 and served until August 23, 2007.  Mr. Parriott currently serves in a supervisory capacity with CMC Financial Services, the dealer-manager of both of our public offerings.  Mr. Parriott also serves as president, chief executive officer and manager of Sandstone Equity Investors, LLC, our advisor.  Mr. Parriott is also a director of our dealer-manager.  Mr. Parriott graduated with a Bachelor of Science degree in Marketing at University of Nevada, Las Vegas in 1994.  Age 38.

    Stacy M. Riffe.  Ms. Riffe was elected to our board of directors in September 2007 and was appointed as our chief financial officer effective June 2008.  Ms. Riffe also serves as an officer and part owner of our advisor, Sandstone Equity Investors, LLC.  From February 2007 through May 2008, she was the senior vice president of UDR, Inc., a NYSE-listed multi-family real estate investment trust, where she managed corporate tax, legal administration, and risk management and was the corporate compliance officer.  Additionally, she served as chief financial officer of UDR’s taxable REIT subsidiary, RE3.  From September 2005 through October 2006, Ms. Riffe served as chief financial officer and secretary of Sunset Financial Resources, Inc., a NYSE-listed mortgage REIT, and was appointed interim chief executive officer to complete the merger of Sunset Financial Resources with Alesco Financial Inc.  From 2002 until 2005, Ms. Riffe held the position of chief financial officer and secretary for U.S. Restaurant Properties Inc., an equity REIT that owned and leased properties to restaurants and convenience stores operators, where she was responsible for capital markets, corporate governance, SEC reporting and tax compliance.  In February 2005, U.S. Restaurant Properties merged with CNL Restaurant Properties to form Trustreet Properties.  Ms. Riffe earned a Bachelor of Business Administration degree in Accounting from the University of Texas at Arlington.  Age 43.

    Robert M. Beville.  Mr. Beville was elected to our board of directors effective July 2004 and is an independent director.  From August 2008 to present he has served as Managing Director for The Atalon Group, an operational turnaround and corporate recovery management firm. From September 2004 to July 2008, he served as the division president of Meritage Homes, Las Vegas Division.  From 2000 to September 2004, he served as the executive vice president and chief operating officer for Perma-Bilt Homes, a division of Meritage Homes.  His duties include management of all business functions including management of: senior personnel, land acquisition, division profit, budget preparation, product development, divisions reporting to the corporate office and land bankers.  Mr. Beville graduated with a Bachelor of Science degree in Accounting from the University of Nevada-Reno in 1985.  Age 46.

    G. Steven Dawson.  Mr. Dawson was elected to our board of directors effective July 2004 and served as our chief financial officer from May 2007 through June 2008.  From 1990 to 2003, Mr. Dawson served as chief financial officer of Camden Property Trust or its predecessors, a large multifamily REIT.  Camden is a public real estate investment trust which specializes in the acquisition, development, and management of apartment communities throughout the United States.  He is currently a private investor who is active on the boards of three publicly traded REITs in addition to Desert Capital REIT: American Campus Communities, Inc., Alesco Financial Inc., and Medical Properties Trust and is a managing director and part owner in Sandstone, our Advisor.  Mr. Dawson holds a Bachelor of Business Administration degree from Texas A&M University and serves on the Real Estate Roundtable at the Mays Business School at Texas A&M.  Age 51.

    James L. George.  Mr. George was elected to our board of directors in December 2003, is an independent director, and is an attorney in private practice in Lemars, Iowa.  For over 30 years, he has practiced primarily in the estates, real estate transaction and tax preparation area.  He earned a Bachelor of Arts degree from the University of Iowa in 1969, and a JD from Creighton University in 1973.  Age 61.

    Thomas L. Gustafson.  Mr. Gustafson was elected to our board of directors in December 2003, is an independent director, and has been the managing member of Domain LLC, the general partner of Okoboji Capital Partners, LP, a hedge fund, from August 2001 until the present.  From 1996 to the present, he has served as the Treasurer of QL Enterprises Inc., which owns office building complexes and mini-storage rental units.  He earned a Bachelor of Business Administration degree from Iowa State University in 1993.  Age 38.

    Charles W. Wolcott.  Mr. Wolcott was elected to our board of directors in August 2007 and is an independent director. From April 2008 to the present, he has served as the President and Chief Executive Officer of Highland Resources, Inc. (HRI), a diversified real estate firm that develops, operates and invests in commercial and residential properties in the southwest United States. From January 2007 to March 2008, he served as the President and Chief Executive Officer of Allied+Wolcott Company, LLC, a private company providing consulting and advisory services to conservation real estate projects.  From March 2002 through December 2006, he served as President and Chief Executive Officer of Tecon Corporation, a business involved in recreational property development, water and wastewater utility systems and rail car repair and maintenance.  From February 1992 through October 2001, he served as President and Chief Executive Officer of American Properties REIT, a NYSE-listed company that invested nationally in light industrial buildings serving the technology sector.  Mr. Wolcott earned a Bachelor of Science degree in Chemical Engineering from the University of Texas, and a Master of Business Administration degree from Harvard Business School.  Age 56.

Governance and Nominating Committee

    Our governance and nominating committee will consider director candidates nominated by stockholders.  Recommendations, including the nominee's name and an explanation of the nominee's qualifications should be sent to James L. George, c/o Desert Capital REIT, Inc., 1291 Galleria Drive, Suite 200, Henderson, Nevada 89014 by no earlier than August 18, 2009 and no later than September 17, 2009.  If our annual meeting is held before November 16, 2009, notice must be received not earlier than the close of business on the 120th calendar day prior to the meeting and not later than the close of business on the later of the 90th calendar day prior to such annual meeting or the 10th calendar day following the calendar day on which the Company first publicly announces the date of the meeting.

Communications with the Board of Directors

Individuals may communicate with the board by sending a letter to:

James L. George
Director
Desert Capital REIT, Inc.
1291 W. Galleria Drive
Suite 200
Henderson, Nevada 89014

All directors have access to this correspondence. Communications that are intended specifically for non-management directors should be sent to the street address noted above, to the attention of the chairman of the governance and nominating committee.  In accordance with instructions from the board, the secretary to the board reviews all correspondence, organizes the communications for review by the board, and posts communications to the full board or individual directors as appropriate. Advertisements, solicitations for periodical or other subscriptions, and similar communications generally are not forwarded to the directors.

Audit Committee

    From January 1 through June 13, 2008, our audit committee was comprised of four directors, Ms. Riffe and Messrs. Beville (chairman), Gustafson, and George.  On June 16, 2008, Ms. Riffe was appointed as our chief financial officer and resigned as a member of our audit committee. Since the resignation of Ms. Riffe, our audit committee has been comprised of the three remaining members. Our board of directors has determined that all members of the audit committee satisfy the independence standards of the New York Stock Exchange, or NYSE.  Our board has also determined that Mr. Beville qualifies as “audit committee financial expert,” as defined by the SEC, and that all members of the audit committee are “financially literate,” within the meaning of NYSE rules, and “independent,” under the audit committee independence standards of the SEC.

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
  review the annual engagement proposal and qualifications of our independent auditors;
  prepare an annual report as required by applicable SEC disclosure rules; and
  review the integrity, adequacy and effectiveness of our internal controls and financial disclosure process.
    The audit committee met seven times in 2008.

Executive Officers

    No director or executive officer was selected as a result of any arrangement or understanding between the director or executive officer or any other person.  Since June 2008, Mr. Parriott and Ms. Riffe have been our only executive officers.  Our executive officers are elected annually by, and serve at the discretion of, the board of directors.  Please see “Directors” for biographical information regarding Mr. Parriott, our Chief Executive Officer and Ms. Riffe, our Chief Financial Officer.

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

    Based solely upon a review of the reports furnished to us with respect to fiscal 2008, we believe that all SEC filing requirements applicable to our directors and executive officers and 10% beneficial owners were satisfied during 2008, except that Steve Dawson filed one Form 4 late, reporting one transaction.

Code of Conduct

    Our board of directors has established a code of business conduct and ethics for its officers and directors.  Among other matters, the code of business conduct and ethics is designed to deter wrongdoing and to promote:
  honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
  full, fair, accurate, timely and understandable disclosure in our SEC reports and other public communications;
  compliance with applicable governmental laws, rules and regulations;
  prompt internal reporting of violations of the code to appropriate persons identified in the code; and
  accountability for adherence to the code.
    Waivers to the code of business conduct and ethics will only be granted by the governance and nominating committee of the board.  The committee has never granted any waiver to the code.  If the committee grants any waivers of the elements listed above to any of our officers, we expect to announce the waiver within five business days on the corporate governance section of our corporate website at www.desertcapitalreit.com.  A copy of our code of conduct will be provided to any person without charge, upon request.  All requests should be directed to Erin Ackerman, Desert Capital REIT, Inc., 1291 W. Galleria Drive, Suite 200, Henderson, Nevada 89014.

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

    We did not grant any stock options or restricted stock to our executive officers in 2008, except that we granted 4,000 shares of restricted stock to Ms. Riffe due to her position as a director.  We did not provide our executive officers with any perquisites or other personal benefits.  We do not have an employment agreement or a change in control agreement with our executive officers.

Compensation Committee Interlocks and Insider Participation

    During 2008, the compensation committee consisted of Messrs. Beville and George.  Neither of these individuals has at any time served as an officer of the company.  None of our executive officers served as a director or member of the compensation committee of any entity that has one or more executive officers serving as a member of our board of directors or compensation committee.

Compensation of Directors

    Directors who are also our executive officers receive no compensation for board service.  The following table discloses compensation information of members serving on our board of directors in 2008.

2008 Board of Directors Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)1,2	Total ($)
Robert B. Beville	43,840	26,480	70,320
G. Steven Dawson	17,840	26,480	44,320
James L. George	39,840	26,480	66,320
Thomas L. Gustafson	38,840	26,480	65,320
Stacy M. Riffe (3)	18,000	26,480	44,480
Charles W. Wolcott	34,420	52,960	87,380
________________________________

(1) The amounts appearing in the Stock Awards column represent the SFAS No. 123(R) compensation expense recognized during fiscal 2008 for all outstanding awards.  The grant date fair value of the stock awards granted in 2008 to each director is $26,480, with the exception of Charles Wolcott, who was granted 2 years worth of stock awards in 2008.  See Note 8 – Stock Based Compensation of our Consolidated Financial Statements on Form 10-K for an explanation of grant date fair value.
(2)  The number of stock awards held by all directors as of  December 31, 2008 was 108,000 shares.
(3)  Represents cash fees earned prior to Ms. Riffe’s appointment as our Chief Financial Officer.

During 2008, our non-officer directors received the following compensation:

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

    The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 27, 2009 by (1) each current director, (2) each executive officer, and (3) all current directors and executive officers as a group.  No stockholder known to us owns beneficially more than 5% of our common stock.  The number of shares beneficially owned by each entity, person, director or executive officer is determined under the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose.  Under such rules, beneficial ownership includes any shares as to which the individual has the sole or shared voting power or investment power.  Unless otherwise indicated, each person has sole voting and investment power (or shares such powers with his spouse) with respect to the shares set forth in the following table.

Directors and Executive Officers (1)	Amount and Nature of Beneficial Ownership		Percent of Class (2)
Todd B. Parriott	78,099	(3)	*
Robert B. Beville	22,213		*
G. Steven Dawson	31,132		*
James L. George	25,269	(4)	*
Thomas L. Gustafson	20,375		*
Stacy M. Riffe	4,000		*
Charles W. Wolcott	8,000		*
All directors and executive officers as a group (7 persons)	189,088		1.04%

*	Beneficial ownership of less than 1% of the class is omitted.

(1)	The address of each director and executive officer is that of the company.
(2)
The percentage of shares owned provided in the table is based on 16,807,864 shares outstanding as of March 27, 2009.  Percentage of beneficial ownership by a person as of a particular date is calculated by dividing the number of shares beneficially owned by such person as of March 27, 2009 by the sum of the number of shares of common stock outstanding as of such date.

(3)	Represents shares owned by ARJ Management and Burton Management Company, Ltd., of which Mr. Parriott may be deemed to be the beneficial owner.
(4)	Includes 20,769 shares over which Mr. George shares beneficial ownership, and 4,500 shares owned by his wife.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Relationship with Consolidated Mortgage, LLC

    Together with our wholly-owned subsidiary, TRS, we entered into a Purchase Agreement, dated as of November 21, 2007 (the “Purchase Agreement”), with Sandstone.  The majority of the membership interests in Sandstone are owned by Todd Parriott, Steve Dawson and Stacy Riffe, two of our executive officers and three of our directors who also have management positions with Sandstone.  Pursuant to the Purchase Agreement, TRS sold all of the issued and outstanding units of Consolidated Mortgage to Sandstone.  As part of the purchase price, among other things, Sandstone agreed to pay TRS or cause Consolidated Mortgage to pay TRS $8.25 million (the “Installment Payment”) to be paid as follows:  Sandstone will pay or cause Consolidated Mortgage to pay to TRS, on the last day of each calendar quarter, an amount equal to: (i) 1% of the principal amount of all mortgage loans originated or brokered by Consolidated Mortgage or any of its affiliates and funded by us during such calendar quarter for the first $200 million of mortgage loans funded during each calendar year; and (ii) .5% of the principal amount of all mortgage loans originated or brokered by Consolidated Mortgage and funded by the us during such calendar quarter in excess of $200 million during each calendar year, commencing on December 31, 2007 and continuing on the last day of each calendar quarter thereafter, until TRS has received $8.25 million.  TRS’ right to receive the Installment Payment is secured by a security interest in all of the outstanding units of Consolidated Mortgage pursuant to a Unit Pledge Agreement (the “Pledge Agreement”) entered into contemporaneously with the Purchase Agreement as more fully described below.

    Consolidated Mortgage also executed a $15.5 million promissory note payable to the order of TRS (the “Note” and the indebtedness evidenced by the Note, the “Loan”).  The Note is governed by the terms of a loan agreement (the “Loan Agreement”) entered into contemporaneously with the closing of the sale of Consolidated Mortgage.  The Loan originally accrued interest at a per annum rate equal to 9%, and principal and accrued interest was payable in 39 quarterly installments.  A final installment of all outstanding principal and accrued and unpaid interest will be due on December 31, 2017.  The Note is also secured by the Pledge Agreement.

    TRS and Sandstone also executed the Pledge Agreement pursuant to which Sandstone pledged and granted to TRS a continuing security interest in all of the issued and outstanding units of Consolidated Mortgage to secure the obligations of Sandstone and Consolidated Mortgage to TRS under the Note, the Loan Agreement and the Purchase Agreement.

    In November 2007, we entered into a loan origination agreement (the “Loan Origination Agreement”) with Consolidated Mortgage and Sandstone, which terminates one month after the last day of the month in which the Installment Payment is paid in full.   During the term of the Loan Origination Agreement we will have the right to fund all mortgage loans identified by Consolidated Mortgage or any affiliate of Sandstone or Consolidated Mortgage that becomes engaged in the business of originating or brokering commercial loans.

    At December 31, 2007, March 31, 2008, June 30, 2008 and September 30, 2008, Consolidated Mortgage was not in compliance with certain financial covenants contained in the Loan Agreement.  In August 2008, our board of directors formed a special committee of independent directors to review the financial covenants and approve a strategy to resolve the defaulted status of the Loan, and granted Consolidated Mortgage a limited waiver, either to enter into an amendment to the Loan Agreement to modify such financial covenants upon terms and conditions and in form and substance satisfactory to TRS or demonstrate that Consolidated Mortgage is in compliance with the Loan Agreement and will be in compliance with the Loan Agreement at December 31, 2008.  In October 2008, the special committee and Consolidated Mortgage agreed to modify the Loan terms, and in November 2008 we executed documents to evidence the modification.  Under the terms of the modification, principal payments on the Note were deferred for two years, and the interest rate was reduced from 9% to 6% per annum effective as of July 1, 2008.  Additionally, the working capital financial covenant was replaced with the requirement to maintain a cash balance of $250,000 at the end of each quarter, and the first measurement period for the fixed charge coverage ratio was moved from December 31, 2007 to December 31, 2008.   We evaluated the Note in accordance with Statement of Financial Accounting Standards No. 114 (“SFAS 114”), “Accounting by Creditors for Impairment of a Loan” and based on the modified terms of the Note, determined that the modification resulted in an impairment based on the present value of the expected future cash flows.  Accordingly we have provided an allowance for loan loss of $2.1 million to reflect this impairment. At December 31, 2008, Consolidated Mortgage was in compliance with the modified financial covenants. At the balance sheet date, interest receivable due from Consolidated Mortgage was $452,000, which was paid subsequent to December 31, 2008.

Relationship with our Advisor

    Sandstone became our advisor in November 2007.  Messrs. Parriott and Dawson and Ms. Riffe are the majority owners of Sandstone and serve as officers of Sandstone.  We entered into an advisory agreement with Sandstone (the “Advisory Agreement”) pursuant to which Sandstone manages our day-to-day operations and performs services and activities relating to our assets and operations.  The Advisory Agreement provides for first-tier and second-tier management compensation. For the year ended December 31, 2008, first-tier management compensation to Sandstone was $2.0 million and there was no second tier management compensation.

Relationship with our Dealer-Manager

    CMC Financial Services was the dealer-manager for both of our public offerings.  In 2008, we paid CMC Financial Services selling commissions and marketing support fees totaling $36,000. CMC Financial Services paid a substantial portion of these fees to third party broker-dealers.  Pursuant to the dealer-manager agreement for our public offering in 2008, CMC Financial Services was paid selling commissions of 6.5% and a marketing support fee of 3.0%.

    CMC Financial Services is a wholly-owned subsidiary of Sandstone. Todd Parriott is the chief executive officer of CMC Financial Services and Erin Ackerman, our director of stockholder relations and former co-chief operating officer, is the executive vice president of CMC Financial Services.

Loan to CM Equity, LLC

    CM Equity, LLC is an affiliate of our Advisor.  Our two executive officers are also executive officers of CM Equity, and our Advisor is the manager of CM Equity.  In November 2007, we sold a nonperforming loan with an outstanding balance of $1.96 million to CM Equity.  We provided 100% financing on the sale.  No gain or loss was recognized on the sale. CM Equity acquired the property securing the loan through foreclosure and such property secured our loan to CM Equity.  CM Equity defaulted on its loan to us and in January 2009, we acquired the property securing the CM Equity loan through a deed-in-lieu of foreclosure.

Guaranty of Warm Jones, LLC Indebtedness

    In September 2005, a third-party borrower asked us to enter into a land banking transaction, meaning that we would purchase a tract of land, and simultaneously enter into an option contract with the borrower, pursuant to which the borrower would purchase smaller parcels of the initial tract from us over time at a specified price, until it had purchased the entire initial tract.  Due to the rules with which we must comply to maintain our REIT status, actual title to that land had to be owned by a separate entity and could not be held by us.  As an accommodation to us and the third-party borrower, our Chairman, Todd Parriott and then Co-Chief Operating Officer, Jonathan Arens, formed a company called CM Land, LLC for the specific purpose of holding title to that land.  We initially funded $11.9 million of the purchase price of approximately $80 million via a loan to CM Land, LLC secured by the property.  No fees were paid to CM Land, LLC or its principals in connection with this transaction and it was reviewed and approved by an independent committee of our board of directors.

     In May 2007, the borrower did not exercise its option under the contract to purchase the remaining portion of the land.  As a result, Warm Jones, LLC was formed and took title to the property directly through a deed-in-lieu of foreclosure, and our investment in the loan was converted to membership units representing a 37.6% interest in the limited liability company.

    In September 2007, the limited liability company borrowed $13.7 million from private trust deed investors to repay the first position lien-holder, and we guaranteed repayment of this debt. The debt matures on February 1, 2010 and bears interest at 6% per annum.

Leases to Related Parties

    We lease office space to Sandstone, CMCFS, Consolidated Mortgage, and Residential Capital Mortgage under non-cancelable operating leases which expire in July 2010. The total rents received from related parties for the twelve months ended December 31, 2008 was $517,000.

Approval of Related Party Transactions

    The board has not developed written procedures relating to its review and approval of related party transactions, nor has it identified standards to be applied by it in connection with its review and approval.  The board as a whole approved the Advisory Agreement with Sandstone, the Dealer-Manager Agreement and the related party leases.

    As noted above, the special committee of our board of directors approved the transactions contemplated by the Purchase Agreement including, without limitation, the Loan Agreement, the Note and the Pledge Agreement.  The special committee also approved the amendment to the Loan Agreement and the modification of the Note that we entered into in November 2008.

Independence of Directors and Committee Members

    The board has determined that each of the following directors has no material relationship with us (either directly or as a partner, stockholder or officer of an organization that has a relationship with us) and is independent within the meaning of NYSE director independence standards, as currently in effect: Messrs. Beville, George, Gustafson and Wolcott.  The board has determined that Messrs. Parriott and Dawson and Ms. Riffe are not independent directors within the meaning of the NYSE director independence standards. Furthermore, the board has determined that each of the members of each of the audit, compensation and governance and nominating committees has no material relationship with us (either directly as a partner, stockholder or officer of an organization that has a relationship with us) and is independent within the meaning of the NYSE’s director independence standards.

    In determining that Mr. Beville is independent, the board of directors considered that at the time of the initial land banking transaction with CM Land, he was an officer of Meritage Homes, the entity that entered into the land banking transaction with CM Land, LLC, an affiliate of ours.  In this land banking transaction, CM Land, LLC borrowed money, including from us, to purchase a large parcel of unimproved land, which it planned to sell over time in smaller portions to Meritage Homes, a home builder.  In May 2007, Meritage Homes did not exercise its option under the contract to purchase the remaining portion of the land.  As a result, in 2007, we took title to the property directly through a deed-in-lieu of foreclosure and have recorded the remaining carrying balance as real estate owned.  In determining that Mr. George is independent, the board considered that he is Jonathan Arens’ uncle and has known Todd Parriott personally for a significant period of time.  Mr. Arens was our Co-Chief Operating Officer until November 2008.  In each of the above cases, the board of directors determined that in spite of these transactions and relationships, each of the independent directors exercises independent business judgment in fulfilling his duties as a director.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

    Eide Bailly LLP served as our independent auditors and also provided certain tax and other audit-related services to us from January 2007 until their resignation which was effective November 14, 2007, on which date we retained Hancock Askew & Co. LLP as our new independent registered public accounting firm.

    Aggregate fees billed to us for the fiscal years ended December 31, 2008 and 2007 are set forth below.

	2008	2007
Audit Fees (a)
Eide Bailly LLP	$-	$26,750
Hancock Askew & Co. LLP	203,007	25,000
Audit-Related Fees (b)
Eide Bailly LLP	4,790	83,500
Hancock Askew & Co. LLP	-	-
Tax Fees (c)
Eide Bailly LLP	-	7,950
Hancock Askew & Co. LLP	16,650	-
All Other Fees
Eide Bailly LLP	-	4,257
Hancock Askew & Co. LLP	-	-

Total	$224,447	$147,457

(a)	Fees for audit services billed in 2008 and 2007 consisted of audit of the Company's annual financial statements, reviews of the Company's quarterly financial statements, consents and other services related to SEC matters. Also includes amounts billed in connection with the 2007 audit of Consolidated Mortgage.
(b)	Fees for audit-related services billed in 2008 and 2007 consisted of services that are resonably related to the performance of the audite or the reivew of our financial statements.
(c)	Fees for tax-related services billed in 2008 and 2007 consisted of services that are reasonably related to the preparation of the tax returns of our taxable subsidiaries.

    At its regularly scheduled and special meetings, the audit committee considers and pre-approves any audit and non-audit services to be performed by our independent accountants.  The audit committee has delegated to its chairman, an independent member of our board of directors, the authority to grant pre-approvals of non-audit services provided that any such pre-approval by the chairman shall be reported to the audit committee at its next scheduled meeting.  However, pre-approval of non-audit services is not required if (1) the aggregate amount of non-audit services is less than 5% of the total amount paid by us to the auditor during the fiscal year in which the non-audit services are provided; (2) such services were not recognized by the company as non-audit services at the time of the engagement; and (3) such services are promptly brought to the attention of the audit committee and, prior to completion of the audit, are approved by the audit committee or by one or more audit committee members who have been delegated authority to grant approvals.  All services provided in 2008 were pre-approved.

    The audit committee has considered whether the provision of these services is compatible with maintaining the independent accountants’ independence and has determined that such services have not adversely affected the independence of either Eide Bailly LLP or Hancock Askew & Co. LLP.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. The following financial statements and schedules are filed as part of this report:

Report of the Independent Registered Public Accounting Firm	Page 32
Consolidated Balance Sheets - December 31, 2008 and 2007	Page 34
Consolidated Statements of Operations - Years ended December 31, 2008, 2007 and 2006	Page 35
Consolidated Statements of Changes in Stockholders’ Equity - Years ended December 31, 2008, 2007 and 2006	Page 36
Statements of Cash Flows - Year ended December 31, 2008, 2007 and 2006	Page 37
Notes to Financial Statements	Page 38

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(b) Exhibits

2.1	Unit Purchase Agreement (included as Exhibit 2.1 to the Registrant’s Form 8-K filed on November 16, 2004 and incorporated herein by reference)

2.2
Purchase Agreement, dated as of November 21, 2007, among Desert Capital REIT, Inc., Desert Capital TRS, Inc., and Sandstone Equity Investors, LLC
(included as Exhibit 2.1 to Form 8-K filed on November 28, 2007 and incorporated herein by reference).

3.1	Third Amended and Restated Articles of Incorporation (included as exhibit 3.1 to the Registrant’s Form 10-K filed on March 31, 2008 and incorporated herein by reference).

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

10.12
Loan Agreement, dated as of November 21, 2007, between Consolidated Mortgage, LLC and Desert Capital TRS, Inc. (included as Exhibit 10.12 to the Registrant’s Form 10-K filed on March 31, 2008 and included herein by reference).

10.13
Promissory Note, dated as of November 21, 2007, issued by Consolidated Mortgage, LLC to Desert Capital TRS, Inc.  (included as Exhibit 10.13 to the Registrant’s Form 10-K filed on March 31, 2008 and included herein by reference).

10.14
Loan Origination Agreement, dated as of November 21, 2007, among Desert Capital REIT, Inc., Consolidated Mortgage, LLC and Sandstone Equity Investors, LLC
(included as Exhibit 10.14 to the Registrant’s Form 10-K filed on March 31, 2008 and included herein by reference).

10.15
Advisory Agreement, dated as of November 21, 2007, between Desert Capital REIT, Inc. and Sandstone Equity Investors, LLC
(included as Exhibit 10.15 to the Registrant’s Form 10-K filed on March 31, 2008 and included herein by reference).

10.16
Unit Pledge Agreement, dated as of November 21, 2007, between Desert Capital TRS, Inc. and Sandstone Equity Investors, LLC
(included as Exhibit 10.16 to the Registrant’s Form 10-K filed on March 31, 2008 and included herein by reference).

10.17
Agreement Regarding Incentive Payment, dated as of November 21, 2007, between Desert Capital REIT, Inc. and Burton Management Company, Ltd.
(included as Exhibit 10.17 to the Registrant’s Form 10-K filed on March 31, 2008 and included herein by reference).

10.18
Second Supplemental Indenture, dated as of June 6, 2008, between Desert Capital REIT, Inc., and the Bank of New York Trust Company National Association (as successor to JPMorgan Chase Bank, National Association), as Trustee (included as Exhibit 10.1 to the Registrant’s Form 8-K filed on June 12, 2008 and incorporated herein by reference).

10.19*	First Amendment to Loan Agreement, dated November 11, 2008, between Desert Capital TRS, Inc. and Consolidated Mortgage, LLC.

10.20*	Modification of Note, dated November 11, 2008, between Desert Capital TRS, Inc. and Consolidated Mortgage, LLC.

10.21*	Guaranty, dated September 17, 2007, executed by Desert Capital REIT, Inc. for the benefit of the beneficiaries named therein.

21.1*	List of Subsidiaries

31.1*	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith	**Furnished herewith	+Compensation Plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Henderson, State of Nevada, on this 31st day of March, 2009.

DESERT CAPITAL REIT, INC.

By: /s/Todd B. Parriott
Todd B. Parriott, Chief Executive Officer, President and Chief Investment Officer and Chairman of the Board (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

POWER OF ATTORNEY

KNOW ALL MEN AND WOMEN BY THESE PRESENTS that each person whose signature appears below constitutes and appoints Todd B. Parriott and Stacy M. Riffe, and each of them, such individual’s true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for such individual and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this annual report on Form 10-K, with all exhibits thereto, and to file the same with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises as fully and to intents and purposes as he might or could do in person hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

SIGNATURES	TITLE	DATE
/s/Todd B. Parriott Todd B. Parriott	Chief Executive Officer, President, Chief Investment Officer and Chairman of the Board (Principal Executive Officer)	March 31, 2009
/s/Stacy M. Riffe Stacy M. Riffe	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2009
/s/G. Steven Dawson G. Steven Dawson	Director	March 31, 2009
/s/Robert Beville Robert Beville	Director	March 31,2009
/s/James L. George James L. George	Director	March 31, 2009
/s/Tom Gustafson Tom Gustafson	Director	March 31, 2009
/s/Charles W. Wolcott Charles W. Wolcott	Director	March 31, 2009