Form 10-Q
period 2009-03-31
DESERT CAPITAL REIT INC
filed 2009-05-15
CIK 1274055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
 (Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ___ to ___
____________________

Commission File Number 0-51344

DESERT CAPITAL REIT, INC.
(Exact Name of Registrant as specified in its charter)
Maryland	20-0495883
(State or other jurisdiction of incorporation or organization)	( I.R.S Employer Identification No.)

1291 W. Galleria Drive, Suite 200, Henderson, NV 89014
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
Yes [ X ] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).
Yes [  ] No [  ]

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
Yes [ ] No [X]

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of May 13, 2009 was 16,835,867.

PART I. Financial Information

ITEM 1.  Consolidated Financial Statements
DESERT CAPITAL REIT, INC.
Consolidated Balance Sheets
(in thousands, except share amounts)

	March 31,	December 31,
	2009	2008
	(unaudited)
ASSETS
Mortgage investments - net of allowance for loan losses of $15,152 at March 31, 2009 and $20,805 at December 31, 2008	$58,783	$69,538
Real estate owned	28,471	19,979
Investments in real estate	7,419	7,167
Notes receivable from related party - net of allowance for loan losses of $1,933 at March 31, 2009 and $2,125 at December 31, 2008	12,792	12,600
Building and equipment - net	6,725	6,815
Land	1,820	1,820
Cash and cash equivalents	186	351
Restricted cash	1,882	1,278
Interest receivable - includes related party interest of $145 at March 31, 2009 and $452 at December 31, 2008	219	531
Deferred financing costs	1,022	941
Other investments	928	928
Other assets	898	681

Total assets	$121,145	$122,629

LIABILITIES AND STOCKHOLDERS' EQUITY
Notes payable	$2,556	$1,360
Mortgages payable	7,801	7,893
Junior subordinated notes payable	30,928	30,928
Dividends payable	8	8
Management and servicing fees payable, related party	1,698	1,003
Accounts payable and accrued expenses	1,683	1,550
Shares subject to redemption	1,137	-

Total liabilities	45,811	42,742

Commitments and Contingencies - Note 13

Preferred stock, $0.01 par value: 15,000,000 shares authorized, none outstanding	-	-
Common stock, $0.01 par value: 100,000,000 shares authorized; 16,835,867 shares issued and outstanding on March 31, 2009 and December 31, 2008	168	168
Additional paid-in capital	164,586	165,723
Accumulated deficit	(90,235)	(86,004)
Equity available to common stockholders	74,519	79,887

Noncontrolling interest	815	-
Total stockholders' equity	75,334	79,887

Total liabilities and stockholders' equity	$121,145	$122,629

The accompanying notes are an integral part of these consolidated financial statements.

DESERT CAPITAL REIT, INC.
Consolidated Statements of Operations
(in thousands, except share amounts)
(unaudited)

	Three Months Ended March 31,
	2009	2008
INTEREST INCOME
Mortgage investments	$220	$2,216
Other interest	227	548
Total interest income	447	2,764

Interest expense	619	834
Net interest income	(172)	1,930
Provision for loan losses	1,014	311
Net interest income (loss) after provision for loan losses	(1,186)	1,619

NON-INTEREST INCOME
Loss on sale of real estate owned	(3)	-
Rental income	189	224
Other	74	152
Total non-interest income	260	376

NON-INTEREST EXPENSE
Impairments of real estate owned	1,087	1
Management and servicing fees	1,041	422
Professional fees	258	288
Insurance	160	113
Depreciation	122	120
Other	658	288
Total non-interest expense	3,326	1,232

Income (loss) before taxes	(4,252)	763

Income tax benefit	8	43
Consolidated net income (loss)	$(4,244)	$806

Less: Net loss attributable to noncontrolling interest	13	-

Net income (loss) available to common stockholders	$(4,231)	$806

Earnings (loss) per share - basic and diluted	$(0.25)	$0.05

Weighted average outstanding shares - basic and diluted	16,835,867	16,782,728

The accompanying notes are an integral part of these consolidated financial statements.

DESERT CAPITAL REIT, INC.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)
	Three Months Ended March 31,
	2009	2008
OPERATING ACTIVITIES
Net income (loss)	$(4,244)	$806
Adjustments to reconcile net income to net cash
provided by operating activities:
Loss on sales of real estate	3	-
Depreciation and amortization	122	128
Provision for loan loss	1,014	311
Impairment of real estate owned	1,087	1
Provision for deferred taxes	-	(15)
Mortgage loans originated for sale	-	(6,332)
Mortgage loan sales	-	3,764
Net change in:
Interest receivable	312	47
Other assets	49	(21)
Accrued and Other Liabilities	861	(154)

Net cash used by operating activities	(796)	(1,465)

INVESTING ACTIVITIES
Investment in real estate mortgages	-	(7,594)
Proceeds from repayments of real estate mortgages	-	6,941
Proceeds from sales of real estate mortgages	151	2,700
Proceeds received on equity investments in real estate	61	-
Proceeds from sale of real estate owned	32	-
Acquisition of building and equipment	(32)	(65)

Net cash provided by investing activities	212	1,982

FINANCING ACTIVITIES
Net (repayments) borrowings on bank note	(250)	2,568
Restricted Cash	(604)	-
Principal repayments of mortgage loan	(92)	(38)
Increase in notes payable	1,446	-
Issuance of common stock	-	383
Deferred financing costs	(81)	-
Dividends on common stock	-	(2,896)
Offering costs paid	-	(41)

Net cash provided (used) by financing activities	419	(24)

Net increase (decrease) in cash and cash equivalents	(165)	493
Cash and cash equivalents at beginning of period	351	163
Cash and cash equivalents at end of period	$186	$656

Supplemental disclosure of cash flow information:

Cash paid for interest	$779	$987
Cash paid for taxes	45	-
Common stock issued for dividend reinvestment program	-	867
Common stock dividends declared but not paid	-	428
Foreclosed assets acquired in exchange for loans, net of impairments	9,390	13,864
Accrued property taxes and professional fees associated with foreclosure	-	411
Adjustments to foreclosure costs	195	-
Real estate assets owned contributed to equity investments in real estate	-	2,463
Real estate assets owned contributed to investments in real estate	417	-
Noncontrolling interest	828	-
Equity investements sold in exchange for a receivable	104	-
Offering costs incurred but not paid	-	29

The accompanying notes are an integral part of these consolidated financial statements.

Desert Capital REIT, INC.
Condensed Notes to Unaudited Consolidated Financial Statements
March 31, 2009

Note 1 - Organization

We are a Maryland corporation, formed in December 2003 as a real estate investment trust (“REIT”).  When we first began conducting business, we specialized in the financing of real estate projects by providing short-term mortgage loans to homebuilders and commercial developers in markets where we believed we possessed requisite skills and market knowledge, which was primarily in the western United States. We historically invested in 12 to 18 month, first and second lien mortgage loans, consisting of acquisition and development, construction, and commercial property loans to both local and national developers and homebuilders. We derive our revenues primarily from interest payments received from mortgage investments funded with our equity capital and borrowed funds.

We generate a spread between the interest income on mortgage loans and the interest expense on any borrowings used to finance the loans. However, the increased level of non-performing loans combined with our lack of capital and liquidity has caused us to substantially curtail our investing activities and focus our efforts on capital and asset preservation.  We did not originally intend to own real estate; however, market conditions since 2007 have created a situation where, in many cases, foreclosure is the most attractive option available to us. As we continue to foreclose on mortgage loans, in order to continue to generate cash flows to support our business, we have adjusted our portfolio strategy to include land ownership and investments in real estate ventures.  We use three primary strategies for generating cash flows and resolving our non-performing loans and real estate owned which include sale of foreclosed properties, assumption of non-performing loans to new borrowers with acceptable credit and, contribution of foreclosed properties to joint ventures which should eventually generate returns for us.

During the quarter, certain of our related parties made changes to their legal names in conjunction with a corporate branding initiative. Specifically, our Advisor, Sandstone, became CM Group, LLC and Consolidated Mortgage, LLC became CM Capital Services, LLC (“CM Capital”).   In addition, CM Securities, LLC (“CM Securities”) acquired the business of  CMC Financial Services, Inc. The ownership of these entities was not affected.

All of our loan origination and loan servicing activities were conducted through CM Capital, which was our wholly-owned subsidiary from October 2005 through November 2007 at which time it was sold to CM Group, a related party.  CM Capital will continue to originate and service loans for us.  We have a right of first refusal for the purchase of all new loans originated by CM Capital.

We are externally managed by CM Group.  CM Group’s majority owner is Todd Parriott, our CEO, and certain other of our officers have ownership interests.  See Note 11 – Commitments and Related Parties.

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

Basis of Presentation
The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the financial statements and the related management's discussion and analysis of financial condition and results of operations filed on Form 10-K for the fiscal year ended December 31, 2008.  In our opinion, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  The results of operations for the three months ended March 31, 2009 are not necessarily indicative of results that may be expected for the entire year ending December 31, 2009.

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation
The accompanying consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Our interest in Desert Capital TRS Statutory Trust I, a trust formed for the purpose of issuing trust preferred securities,  is accounted for using the equity method and the assets and liabilities are not consolidated into our financial statements due to our determination that Desert Capital TRS Statutory Trust I is a variable interest entity in which we are not the primary beneficiary under Financial Accounting Standards Board (FASB) Interpretation No. 46R, Consolidation of Variable Interest Entities – An Interpretation of ARB No. 51, (FIN 46R).  In addition we use the equity method to account for our investment in three real estate development ventures for which we have 50% or less ownership and the ability to exercise significant influence over operating and financial policies, but do not control. Consolidated net income includes our proportionate share of the net income or net loss of these entities, which are typically limited liability companies (LLCs) formed for the purpose of developing properties upon which we have foreclosed.

As of March 31, 2009, we consolidated one investment in real estate that is less than wholly-owned, but which we control. Net operating results of the 8.8% non controlling interest are reflected in net loss attributable to noncontrolling interests.

Reclassifications
Certain reclassifications have been made in the investing activities section of the consolidated statement of cash flow for the three months ended March 31, 2008. Specifically, within the captions “Investment in real estate mortgages” and “Proceeds from repayment/sale of real estate mortgages,” changes have been made to reflect gross receipts and gross payments of mortgage investments.     In addition, certain reclassifications have been made in the presentation of the quarter ended March 31, 2008 and year ended December 31, 2008 consolidated financial statements, specifically within the consolidated statements of operations within the caption “management and servicing fees,” and within the consolidated balance sheets within the caption “management and servicing fees payable, related party.” These reclassifications were made to reflect such items consistent with our 2009 presentation and had no impact on our cash flow from investing activities, net income, or balance sheets as previously reported.

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

Restricted Cash
Restricted cash includes accounts held by lenders and banks. We have two restricted cash balances. We established a restricted cash reserve account and pay our junior subordinated debt payments from this account, as part of the modification entered into on our junior subordinated debt.   Changes in the restricted cash related to this reserve account are reflected as financing activities in the statement of cash flows.  In addition, we have established a restricted cash account for the payment of certain of our real estate owned expenses through our related party servicer, CM Capital.   Changes in this restricted cash account are reflected as operating activities in the statement of cash flows.  See Note 10.  Restricted cash is excluded from cash for the purpose of preparing the statements of cash flows.

Mortgage Investments
Mortgage investments are intended to be held to maturity and, accordingly are carried at cost, net of any unamortized deferred fees and costs, and any allowance for loan losses and charge-offs.  We generally do not expect prepayments due to the nature of the mortgage loans.

Real Estate Owned
Real estate owned consists of property acquired through foreclosures on mortgage loans.  Our interests in real estate owned may be held directly by us, or through an LLC.  In the case where we are one of several investors in a larger loan, such loans are foreclosed upon using an LLC to facilitate foreclosing our lender interest along with private investors who hold the remaining loan balance and have similar economic interests. We recorded real estate held directly or through an LLC at the lower of the recorded amount of our related mortgage loan being foreclosed (net of any impairment charge), or our economic interest in the property's estimated fair value, less estimated costs to sell, with fair value based on appraisals and local market conditions.  Costs relating to the development or improvement of the assets are capitalized, where appropriate, and costs relating to holding the assets are charged to expense.

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

Investments in Real Estate
Certain real estate assets acquired through foreclosure are being held for investment or have been contributed to operating joint ventures with investors/developers who provide additional financing, development expertise and operational management expertise.  We evaluate our investments in real estate on a regular basis to determine if any events have occurred that impact the accounting for investments or are indicators of impairment as follows:

We evaluate our investments in partially owned entities in accordance with FIN 46R, to determine whether an entity is a variable interest entity (VIE), and if so, whether we are the primary beneficiary of the VIE.   We have evaluated (1) the sufficiency of the fair value of the entities’ equity investments at risk to absorb losses, (2) that as a group the holders of the equity investments at risk have (a) the direct or indirect ability through voting rights to make decisions about the entities’ significant activities, (b) the obligation to absorb the expected losses of the entity and their obligations are not protected directly or indirectly, (c) the right to receive the expected residual return of the entity and their rights are not capped, and (3) substantially all of the entities’ activities do not involve or are not conducted on behalf of an investor that has disproportionately fewer voting rights in terms of its obligation to absorb the expected losses or its right to receive expected residual returns of the entity, or both.

We assess whether events have occurred that would require us to reevaluate consolidation criteria under APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, (APB 18).  As a part of this evaluation, we consider our ownership percentages in the LLCs in which we are a member.

We account for our investments in unconsolidated real estate ventures under the equity method of accounting, when we have concluded that either the entity is not a VIE or that we are not the primary beneficiary of the VIE and we exercise significant influence, but do not control these entities under the provisions of the entities’ governing agreements pursuant to EITF 04-05. These investments are recorded initially at cost or impaired value, as investments in real estate entities, and subsequently adjusted for equity in earnings and cash contributions and distributions in accordance with AICPA (American Institute of Certified Public Accountants) Statement of Position No. 78-9, Accounting for Investments in Real Estate Ventures.

We also assess our ownership interest in LLCs and assess the events occurring within the LLC to determine if they qualify as triggering events for reclassification from real estate owned to cost method investments.  If we determine that the entity is not a VIE, we own less than 20%, and we do not exercise significant influence, we account for these investments on the cost method.

Management periodically assesses the recoverability of our equity method and cost method investments. Our investments are non-publicly traded investments. As such, if an identified event or change in circumstances requires an impairment evaluation, management assesses fair value based on valuation methodologies, including discounted cash flows, estimates of sales proceeds and external appraisals, as appropriate. We consider the assumptions that we believe hypothetical marketplace participants would use in evaluating estimated future cash flows when employing the discounted cash flows and estimates of sales proceeds valuation methodologies. If an investment is considered to be impaired and the decline in value is other than temporary, we record a charge to earnings.

During the first three months of 2009, we consolidated the equity and net operating income and expenses of one entity, which had previously been classified as real estate owned, after we determined that certain events within the LLC, specifically the addition of debt, changed our current classification from that of real estate owner to that of an operating entity. Accordingly, we have consolidated this entity and reflected the non-controlling interest under the provisions of SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51, (FAS 160).

Noncontrolling Interests
Effective January 1, 2009, we adopted the provisions of FAS 160, which requires that noncontrolling (i.e. minority) ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled, and presented in the consolidated financial statements within equity, but separate from the parent’s equity. It also requires that once a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners.  In addition to the amendments to ARB 51, this Statement amends SFAS 128, Earnings per Share, so that earnings-per-share will continue to be calculated in the same manner as it was calculated before FAS 160 was issued. Further, as a result of the adoption of FAS 160, net income attributable to noncontrolling interests is now excluded from the determination of consolidated net income.   The adoption of FAS 160 did not have a material impact on our financial condition and results of operations.  However, it did impact the presentation and disclosure of noncontrolling interests in our consolidated financial statements. We did not previously have any noncontrolling interests, thus the presentation and disclosure requirements of retrospectively applying the effects to the financial statements was not applicable to us.

Allowance for Loan Losses
The allowance for loan losses represents management’s estimate of probable losses inherent in our portfolio of loans. The allowance for loan losses is reflected in our financial statements based upon individual review of the loans, the specific borrowers credit quality based upon an evaluation of known and inherent risks affecting our portfolio of mortgage investments including, but not limited to, economic conditions, delinquency status, value of collateral underlying the loan, credit losses to date on underlying mortgages and any remaining credit protection. Management monitors the delinquencies and defaults on mortgage investments and, if an impairment of the related loan is noted, the carrying value of the related loan will be reduced to fair value through the estimate of the allowance for loan losses.  We consider mortgages to be delinquent when principal or interest is contractually past due or the loan is past its maturity date.   Individual valuations of non-performing loans are performed in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, (FAS 114).  In accordance with FAS 114, specific allowances for losses may be established for non-performing and potentially impaired loans based on a comparison of the recorded carrying value of the loan to either the present value of the loan’s expected cash flow, the loan’s estimated market price or the estimated fair value of the underlying collateral. The allowance is increased by charges to operations and decreased by charge-offs (net of recoveries). Loan loss estimates are reviewed periodically and adjustments are reported in earnings when they become known.  Because any decision regarding the allowance for loan losses reflects a judgment about the probability of future events, there is an inherent risk that such judgments will prove incorrect.  In such event, actual losses may exceed (or be less than) the amount of any allowance.  To the extent that we experience losses greater than the amount of our allowances, we may incur a charge to our earnings that will adversely affect our operating results and the amount of any distributions payable to our stockholders.

        Fair Value
We measure or monitor many of our assets and liabilities on a fair value basis. Fair value is used on a recurring basis for assets and liabilities in which fair value is the primary basis of accounting. We do not have any assets for which fair value is used on a recurring basis. Additionally, fair value is used on a non-recurring basis to evaluate assets for impairment or for disclosure purposes. Examples of these non-recurring uses of fair value include our mortgage loan portfolio, real estate owned and investments in real estate ventures, our debts, certain loans held for sale accounted for on a lower of cost or market basis, and long-lived assets. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We have not elected for any of our assets or liabilities to be accounted for under SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (FAS 159).  Depending on the nature of the asset or liability, we use various valuation techniques and assumptions when estimating fair value, which are in accordance with SFAS No. 157, Fair Value Measurements, (FAS 157), and FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active, when applicable.

In accordance with FAS No. 157, we applied the following fair value hierarchy:

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

 Recent Accounting Developments
In December 2007, the FASB issued SFAS No. 141R, Business Combinations, (FAS 141R).  This Statement replaces SFAS No. 141.  FAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree.  FAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The adoption of FAS 141R did not have a material impact on our consolidated financial statements.

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

Note 3 - Mortgage Investments
Mortgage investments represent first and second lien positions on acquisition and development, construction and commercial property loans. As of March 31, 2009, all of our loans had fixed interest rates and provided for payment of interest only with a “balloon” payment of principal payable in full at the end of the loan term.

The following tables present our mortgage investments (dollars in thousands):
	March 31, 2009
Loan Type	Number of Loans	Balance	Allowance for Loan Losses	Net Balance	Weighted Average Interest Rate (1)	Portfolio Percentage
Acquisition and development loans	24	$56,250	$12,231	$44,019	12.3%	76.1%
Construction loans	6	3,277	637	2,640	9.6%	4.4%
Commercial property loans	2	14,408	2,284	12,124	14.0%	19.5%
Total mortgage investments	32	$73,935	$15,152	$58,783	12.5%	100.0%

	December 31, 2008
Loan Type	Number of Loans	Balance	Allowance for Loan Losses	Net Balance	Weighted Average Interest Rate (1)	Portfolio Percentage
Acquisition and development loans	28	$72,507	$17,885	$54,622	12.3%	80.3%
Construction loans	7	3,428	636	2,792	9.7%	3.8%
Commercial property loans	2	14,408	2,284	12,124	14.0%	15.9%
Total mortgage investments	37	$90,343	$20,805	$69,538	12.5%	100.0%

(1) Represents the stated rate of the loan.

The following table presents our mortgage investments by geographic location (dollars in thousands):
	March 31, 2009		December 31, 2008
Location	Balance	Portfolio Percentage	Balance	Portfolio Percentage
Nevada	$35,129	47.5%	$51,532	57.1%
California	13,274	18.0	13,274	14.7
Texas	10,425	14.1	10,425	11.5
Arizona	7,711	10.4	7,711	8.5
Missouri	7,396	10.0	7,401	8.2
Utah	-	-	-	-
Total	$73,935	100.0%	$90,343	100.0%

The following tables present details on non-performing and impaired loans and related allowance for loan losses as of March 31, 2009 and December 31, 2008 are as follows (dollars in thousands):

	March 31, 2009		December 31, 2008
	Number of Loans	Balance	Number of Loans	Balance
Non-performing loans with a specific valuation allowance	20	$49,646	24	$65,903
Non-performing loans without a specific valuation allowance	9	18,142	5	17,822
Related allowance for loan losses on non-performing loans	-	(13,946)	-	(20,805)
Total non-performing loans	29	$53,842	29	$62,920

Performing loans - no related allowance	1	$7	8	$6,618
Performing loans - related allowance	2	6,140	-	-
Related allowance for loan losses on performing loans	-	(1,206)	-	-
Total performing loans	3	$4,941	8	$6,618

Total	32	$58,783	37	$69,538

Interest income recognized on impaired loans for the three months ended March 31, 2009 and 2008 was $4,000 and $824,000, respectively.

The following is a roll forward of the allowance for loan losses for the three months ended March 31, 2009 and 2008 (dollars in thousands):

	Three Months Ended		Year Ended
	March 31,		December 31,
	2009	2008	2008
Balance, beginning	$20,805	$25,444	$25,444
Provision for loan loss	1,206	311	21,491
Amounts charged off	-	(300)	(5,600)
Transfers to real estate owned	(6,859)	(601)	(20,530)
Balance, ending	$15,152	$24,854	$20,805

Note 4 – Real Estate Owned
At March 31, 2009, we held real estate through 18 limited liability companies, and our ownership percentage ranged from 10% to 100%.

During the three months ended March 31, 2009, we foreclosed on properties with a fair value of $9.4 million which is comprised of loans with an aggregate original balance of $16.3 million.  In addition, we disposed of approximately $35,000 of real estate owned for cash proceeds of $32,000, resulting in a $3,000 loss on the sale.  We did not dispose of any real estate owned through sale during the three month period ending March 31, 2008.

We reclassified property valued at $417,000 from real estate owned to investments in real estate during the three months ended March 31, 2009. During 2008 we contributed property valued at a total of $6.7 million to three joint ventures, in each of which we have between a 13% and a 50% non-controlling ownership interest.  See also Note 5 - Investments in Real Estate.

 The following summary provides an analysis of the changes in real estate owned during three months ended March 31, 2009 (dollars in thousands):
Balance December 31, 2008	$19,979
Foreclosures	9,390
Real estate consolidated as noncontrolling interest	828
Impairments	(1,087)
Sales of real estate owned	(35)
Adjustments to foreclosure costs	(187)
Real estate reclassified to investment in real estate	(417)
Balance March 31, 2009	$28,471

The following is a summary of real estate owned as of March 31, 2009 and December 31, 2008 (dollars in thousands):

Description	Location	March 31, 2009	December 31, 2008
Undeveloped land	NV, AZ, CA	$16,423	$13,947
Single family residential lots	NV, AZ	1,707	1,707
Office building	NV, TX	2,000	2,613
Other	NV	8,341	1,712
Total		$28,471	$19,979

Note 5 – Investments in Real Estate
During the year ended December 31, 2008, we entered into three joint venture agreements with a third-party homebuilder for the construction of single family homes in Las Vegas, Nevada.  We contributed property to the joint ventures, which we had previously acquired through foreclosure and classified as real estate owned.  These ventures are accounted for under the equity method of accounting because we have between a 13% and a 50% non-controlling ownership interest.  Our venture partner manages the operations of the joint ventures.  All major decisions require the approval of both joint venture partners, and voting rights and the sharing of profits and losses are in proportion to the ownership percentages of each joint venture partner.  We recorded our initial investment in the three ventures in an aggregate amount of $6.7 million, the carrying value of the lots which approximated fair value at the time of the formation of the joint venture.  We have no responsibility to provide additional funding to the ventures.  Additional funding for the construction of homes and sales of such will be provided by our venture partner.  Our share of losses, if any, would be limited to the value of lots contributed.  During the first three months of 2009, three homes were constructed and sold to homeowners, resulting in a return of $165,000 of our equity investments.  We received cash proceeds of $61,000 during the first three months of 2009 from this sale, with the remaining $104,000 received after the quarter end.

As of March 31, 2009 and December 31, 2008 we had $1.4 million and $1.0 million, respectively, in real estate investments that we accounted for under the cost method, including our investment of $1.0 million in a 1.5% equity and profits interest in the development of a resort community near Lincoln City, Oregon.  In addition, we are a 13% member of an LLC that was created to foreclose on a mortgage asset. Prior to foreclosure, this asset was carried on our balance sheet as a mortgage investment and upon foreclosure was classified as real estate owned.  During the three months ended March 31, 2009, the LLC incurred debt in the form of a note payable and is now considered an operating entity.  We have reclassified this property at its carrying value of $417,000 to investments in real estate.   We have evaluated the carrying value of our cost method investments for impairment.  There were no impairments in value that would be considered other than temporary at March 31, 2009.

The following summary provides an analysis of the changes in investments in real estate during the three months ended March 31, 2009 (dollars in thousands):

	Equity Method
	Joint Ventures	Cost Method	Total
Balance December 31, 2008	$6,167	$1,000	$7,167
Assets reclassified from real estate owned	-	417	417
Distribution from sales of joint venture property	(165)	-	(165)
Balance March 31, 2009	$6,002	$1,417	$7,419

Note 6 - Stock Based Compensation
The Board of Directors adopted the 2004 Stock Incentive Plan of Desert Capital REIT, Inc. (the “Plan”), and we have reserved 1,000,000 shares of common stock for issuance under the Plan. As of March 31, 2009 we have granted awards for 108,000 restricted shares in aggregate to our Board of Directors and certain executive officers under the Plan. The shares were granted in annual grants to our directors.

There was no restricted stock expense for the three months ended March 31, 2009 and 2008.

Note 7 - Building and Equipment
Building and equipment are as follows (dollars in thousands):
	March 31, 2009	December 31, 2008
Building	$7,818	$7,811
Equipment	100	100
Furniture and fixtures	411	411
Construction in progress	25	-
	8,354	8,322

Less accumulated depreciation	(1,629)	(1,507)
Building and equipment, net	$6,725	$6,815

Note 8 – Earnings (loss) per Share
Earnings (loss) per share is computed in accordance with SFAS 128. Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding during each period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares outstanding plus the additional dilutive effect of unvested restricted stock during each period.  As of March 31, 2009 and 2008, there were no unvested shares outstanding under our stock incentive plan.

The following is a reconciliation of the basic and diluted earnings (loss) per share (dollars and shares in thousands):
	For the Three Months Ended March 31,
	2009	2008
Net income (loss) available to common stockholders	$(4,231)	$806
Weighted average number of common shares outstanding - basic and diluted	16,836	16,783

Basic and diluted income (loss) per common share	$(0.25)	$0.05

Note 9 - Dividends and Redemptions
To maintain our status as a REIT, we are required to make dividend distributions, other than capital gain dividends, each year in an amount at least equal to 90% of our taxable income.  All dividend distributions are made at the discretion of our Board of Directors and depend on our earnings, both tax and GAAP, financial condition, maintenance of REIT status and such other factors as the Board of Directors deems relevant.  No dividends were paid during the three months ended March 31, 2009.  The following table lists the dividend declaration dates and per share amounts for the three months ended 2008:

Declaration Date	Distribution Date	2008
January 31	February 15	$0.100
February 29	March 14	0.025
March 31	April 15	0.025
Total		$0.150

Upon the death of a stockholder, at the option of the stockholder’s estate, the estate has a limited right of redemption with respect to the common stock.  This right of redemption has been accounted for under FAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” and at March 31, 2009, we had received redemption requests of 106,000 shares of common stock totaling $1.1 million.

Note 10 – Debt
Notes Payable
Bank Note
We had a $7.5 million secured bank note with a term of one year that matured in February 2009.  The note, which was originally a credit facility, was established for short-term funding needs. Amounts drawn under this note bear interest at an interest rate equal to the prime rate plus 75 basis points, with a floor of 7.0%, and must be repaid within 90 days.  The interest rate at March 31, 2009 was 7.0%.  Amounts drawn under this note are secured by the corresponding loan that is being funded by the advance. At March 31, 2009 and December 31, 2008, we had an outstanding balance of $1.1 million and $1.4 million, respectively. Certain of our assets are collateral for this note.  The carrying value of these assets was $14.2 million on March 31, 2009. Of the balance outstanding at March 31, 2009, $1.0 million was borrowed in January 2008, and was not repaid within the 90-day time required by terms of the bank note. The bank granted us an extension to February 22, 2009, the maturity date of the note, to pay the $1.0 million defaulted principal balance and waived default-rate interest through the date of the extension.  Our bank note matured and we were unable to repay the outstanding balance in accordance with the terms of the agreement. In March 2009, the bank agreed to reduce the maximum amount of the note to its balance at the time of modification, or $1.2 million, extend the maturity of the note for 12 months and to modify certain of the covenants. In addition, we agreed to the following minimum principal payments:  $100,000 by March 31, 2009, of which all amounts due have been paid; $25,000 by June 30, 2009, $50,000 by November 30, 2009, $100,000 by December 31, 2009, and any remaining balance due on February 22, 2010.  All interest payments are due as originally agreed upon.  Our covenants contain customary default provisions and require us to maintain financial ratios at quarterly determination dates.  Our ability to incur additional debt is also limited.  At March 31, 2009 and as of the date of this filing, we are not in compliance with certain of the covenants required under this note agreement.

Other Notes Payable
During the first three months of 2009, we entered into two debt agreements totaling $1.8 million. We set aside interest reserves in the amount of $317,000.  We have reflected the interest reserve fundings as a reduction in the note balance, resulting in a net note balance of $1.4 million.   The interest is paid on the principal amount of the notes, or $1.8 million.  The interest rates on these notes range from 10% to 13%, and payments will be made monthly from the interest reserve account with a balloon payment of the principal balance due at maturity.  The debt is collateralized by certain of our real estate owned with a carrying value of $13.4 million.  The proceeds from the notes of $1.8 million, less closing costs, funding of the interest reserves and other fees were $1.2 million which is classified as restricted cash on our balance sheet.  The cash will be used for the payment of ownership costs such as property taxes and legal fees and servicing fees paid to our related party loan servicer, CM Capital.     During the three months ended March 31, 2009, we recorded $16,000 of interest expense related to this debt.

The following table presents a summary of our other notes payable (dollars in thousands):

Interest Rate	Maturity Date	Original Note Balance	Interest Reserves	Carrying Balance
10%	2/23/2011	$1,248	$(250)	$998
13%	3/13/2010	515	(67)	448
		$1,763	$(317)	$1,446

Mortgage Loans Payable
We have a mortgage loan from a bank, with an outstanding principal balance of $6.2 million and $6.3 million as of March 31, 2009 and December 31, 2008, respectively.  This loan bears interest at a rate equal to the prime rate, with a floor of 6.75% and a ceiling of 7.75%. Principal and interest are payable monthly and the note matures in 2026, with no prepayment penalty. The interest rate on March 31, 2009 and December 31, 2008 was 6.75%. The mortgage is secured by our office building in Henderson, Nevada. We were in compliance with all financial covenants related to this loan as of March 31, 2009.

We assumed a first lien mortgage payable to a bank upon foreclosure of a 10,330 square foot office building in Houston, Texas in November 2007 to preserve our interest in the property. The loan had an outstanding principal balance of $1.6 million at March 31, 2009 and December 31, 2008.  The note bears interest equal to the prime rate minus 50 basis points (2.75% at March 31, 2009), and matures in April 2011, with no prepayment penalty.  Principal and interest are payable monthly.

Junior Subordinated Notes Payable
In June 2006, we issued $30.0 million in unsecured trust preferred securities through a newly formed Delaware statutory trust, Desert Capital TRS Statutory Trust I, which is our wholly-owned subsidiary.  The securities bear interest at a floating rate based on the three-month LIBOR plus 400 basis points, which reset each calendar quarter, which was 5.17% and 7.47% on March 31, 2009 and December 31, 2008, respectively.

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

Our covenants contain customary default provisions and require us to maintain financial ratios at quarterly determination dates, including a minimum tangible net worth requirement.  Our ability to incur additional subordinated debt is also limited.  In June 2008 we entered into an agreement with the holders of the trust preferred securities to modify the tangible net worth covenant contained in our indenture through December 31, 2008.  In exchange for the modification we agreed to establish a cash reserve account into which we would make monthly deposits of 25% of our net income until such time as the balance of the reserve account is at least equal to $2.1 million. In addition, in the event that the aggregate amount of the dividends that we pay during any month exceeds the amount that we deposit into the reserve account during such month, we must also deposit into the reserve account 25% of each principal payment we receive in respect of any of our mortgage loans until the amount of the short-fall has been deposited into the reserve account.  We must replace the reserve account with a letter of credit in the face amount of $2.1 million as security for the trust preferred securities.  At March 31, 2009, the balance in such reserve account was $711,000, which is reflected as restricted cash on our balance sheet.     At March 31, 2009, interest payable on the securities was $259,000 which was included in the payment made on April 29, 2009. Of the quarterly payment of $388,000 made on April 29, 2009, $288,000 was drawn from the Reserve Account.  At March 31, 2009 and December 31, 2008, we were not in compliance with all covenants as modified.  We received a notice from the Trustee that a default had occurred and was continuing under the indenture governing the junior subordinated notes.  As of May 3, 2009, such default matured into an event of default, which gives the Trustee and the holders of the trust preferred securities the right to accelerate the outstanding indebtedness.  We are in discussions with the Trustee and the holders of the securities regarding our covenant compliance and the existing event of default.

Note 11 - Commitments and Related Parties
CM Group is our Advisor and oversees our day-to-day operations including asset, liability and capital management. In lieu of paying salaries to officers, we compensate our Advisor pursuant to an advisory agreement that entitles it to first-tier management compensation, second-tier management compensation, and reimbursement of expenses.  The officers and majority owners of our Advisor are also our executive officers. The annual first-tier management compensation is 1% of the first $200 million of gross average invested assets plus 0.8% of the gross average invested assets in excess of $200 million, to be paid quarterly.   The first-tier management compensation for the three months ended March 31, 2009 and 2008 was $377,000 and $422,000, respectively. At March 31, 2009, $1.1 million of first tier management compensation was included in accounts payable and accrued expenses.

The second-tier management compensation is a tiered percentage of the amount of our taxable income excluding provision for loan loss and capital losses, before deducting second-tier compensation less a threshold return, which is the net income that would produce an annualized return on our average invested assets equal to the 10-year U.S. Treasury rate plus 1.0%. The tiered percentage is calculated on the weighted average of 20% of the first $200 million of average invested assets and 10% of the excess over $200 million of average invested assets. The second-tier management compensation is calculated quarterly and any positive quarterly amount is paid by us, along with the first-tier management compensation, within 15 days of receipt of the computations.  Second-tier management compensation for the three months ended March 31, 2009 and 2008 was zero.

During 2008, the composition of our investment portfolio changed dramatically from a performing loan portfolio to a defaulted loan and foreclosed property portfolio. Our Advisor, CM Group, receives a management fee for general management of the day-to-day operations of the REIT. With the changing composition of our assets, the functions being performed by our Advisor, and to a larger degree, CM Capital, our loan originator and servicer, increased and changed significantly. CM Capital’s function as loan servicer has historically been to collect interest payments from the borrowers and to distribute interest payment to the investors.  As compensation for this service, the borrower would pay CM Capital a servicing fee. As the borrowers began defaulting on their loans, CM Capital was no longer able to collect the servicing fees on defaulted loans. At the same time, CM Capital began to perform more complex functions related to the defaulted loans and ultimately the foreclosed property, such as soliciting investor votes on the handling of defaulted loans, handling foreclosure proceedings, processing and paying carrying costs, negotiating with borrowers and builders, structuring joint venture agreements, selling property and designing and executing other workout strategies on behalf of the investors. In December 2008, CM Capital services determined that it could no longer advance the carrying costs and workout/resolution costs related to the properties on which it had foreclosed on behalf of the investors, and sent a letter to the investors (owners) of the foreclosed properties giving the investors the option to assume the responsibility for their own asset management functions, or pay CM Capital to provide such services. DCR received such a letter, and in March 2009, agreed to have CM Capital provide asset management services on its behalf. In exchange for such services, we agreed to pay CM Capital an annual fee equal to 2.5% of the original loan amount of the foreclosed properties, calculated from the date of foreclosure. For the three months ended March 31, 2009, this fee totaled $663,000, and is included in management and servicing fees in the consolidated statement of operations.  At March 31, 2009, $634,000 is payable and included in management and servicing fees payable on the consolidated balance sheets.

In order to facilitate payment of certain carrying costs and servicing fees, during the three months ended March 31, 2009, we incurred debt totaling $1.8 million. CM Capital served as our debt placement agent and servicer, for which we paid placement fees of $64,000.  In addition, we funded interest reserves related to the notes payable of $317,000, which are being held in a trust account by CM Capital.  The net proceeds, less closing costs, funding of the interest reserves and other fees of $1.2  million is classified as restricted cash on our balance sheet for the purpose of the payment of costs associated with being a land owner and servicing fees payable to CM Capital.  The cash is being held by CM Capital for our benefit in a trust account.

The dealer-manager of our offering of common stock, CM Securities, directs and oversees the sale of our equity securities. CM Securities receives a marketing support fee and sales commissions based on the number of shares of common stock it sells. CM Securities contracts with third party broker-dealers to have a larger sales distribution of equity securities and compensates them out of the sales commissions and marketing support fees it receives from us. Because CM Securities is controlled by our Advisor, it is our affiliate. CM Group acquired ownership of CM Securities on November 21, 2007 and prior to November 21, 2007, CM Securities was owned by our CEO.  Due to the general collapse of the real estate market beginning in late 2007, and the impact of declining real estate values on our mortgage investments, our Board of Directors suspended the sale of Desert Capital REIT shares as of February 22, 2008.  As a result, CM Securities did not earn any sales commissions or marketing support fees for the three months ended March 31, 2009.  CM Securities earned gross sales commissions and marketing support fees for the three months ended March 31, 2008 of $36,000.  CM Securities paid a substantial portion of these fees to third party broker dealers.

 In September 2005, a third-party borrower asked us to enter into a land banking transaction, meaning that we would purchase a tract of land, and simultaneously enter into an option contract with the borrower, pursuant to which the borrower would purchase smaller parcels of the initial tract from us over time at a specified price, until it had purchased the entire initial tract.  Due to the rules with which we must comply to maintain our REIT status, actual title to that land had to be owned by a separate entity and could not be held by the Company.  As an accommodation to us and the third-party borrower, our CEO, Todd Parriott formed a company, CM Land, LLC, for the specific purpose of holding title to that land.  We funded $11.9 million of loans to CM Land,  secured by the property. In May 2007, the borrower did not exercise its option under the contract to purchase the remaining portion of the land.  As a result, we foreclosed on the property, and our investment in the loan was converted to membership units representing a 37.6% interest in the limited liability company.  In September 2007, the limited liability company borrowed $13.7 million from private trust deed investors to repay the first position lien-holder, and we guaranteed this debt.  We receive a fee for guaranteeing this debt and for the first three months of 2009, we earned $68,000 in guarantee fees, of which $68,000 remains receivable at March 31, 2009.   At March 31, 2009, we have recorded an aggregate impairment of $5.9 million related to this property, leaving a balance of $6.1 million, which is included in real estate owned.

CM Equity, LLC (“CM Equity”) was formed in June 2007 for the purpose of investing in, developing, co-developing, operating, owning and financing commercial and residential real estate projects. Some of the executive officers of CM Equity are the same as our executive officers, and our Advisor is also the manager of CM Equity.  In November 2007, we sold a non-performing loan with an outstanding balance of $1.96 million to CM Equity.   No gain or loss was recognized on the sale as we provided 100% financing on the sale.  The loan had a fixed interest rate of 8.25% and was scheduled to mature in November 2009.   The loan became non-performing in the fourth quarter of 2008.  In January 2009, CM Equity deeded the property back to us, and currently the property is being held as real estate owned in the amount of $1.2 million net of impairment charges of $760,000.

In November 2007, our subsidiary, Desert Capital TRS, Inc. (“TRS”) sold all of the issued and outstanding units of CM Capital to CM Group, for the following consideration:

●	293,001 shares of our common stock with a value of $4.4 million based on the last offering of its common stock at a per share price of $15 per share. We subsequently retired the 293,001 shares of stock.
●	$105,000 in cash.
●	A $15.5 million promissory note bearing interest at 9% per annum with principal and interest payments due quarterly beginning on March 31, 2008. The note matures in December 2017. The note is secured by all of the outstanding membership units of CM Capital.

In addition to the consideration received, we receive a contingent installment payment from CM Capital on loans we fund. The $8.25 million contingent payment (the “Installment Payment”) is payable  as follows: CM Group will pay or cause CM Capital to pay to TRS, on the last day of each calendar quarter, an amount equal to: (i) 1% of the principal amount of all mortgage loans originated or brokered by CM Capital or any of its affiliates and funded by us during such calendar quarter for the first $200 million of mortgage loans funded during each calendar year; and (ii) 0.5% of the principal amount of all mortgage loans originated or brokered by CM Capital and funded by us during such calendar quarter in excess of $200 million during each calendar year, commencing on December 31, 2007 and continuing on the last day of each calendar quarter thereafter, until TRS has received $8.25 million.  TRS’ right to receive the Installment Payment is secured by all of the outstanding membership units of CM Capital.   For the three months ended March 31, 2009 and 2008, we recognized income of zero and $132,000 related to the contingent installment payment.

We also entered into a loan origination agreement with CM Capital and CM Group, which terminates one month after the last day of the month in which the Installment Payment is paid in full.   During the term of the Loan Origination Agreement we have the right to fund all mortgage loans identified by CM Capital or any affiliate of CM Group or CM Capital that becomes engaged in the business of originating or brokering commercial loans. During the three months ended March 31, 2009, we did not fund any loans originated by CM Capital.

During 2008, CM Capital was not in compliance with certain financial covenants contained in the loan agreement related to the original balance of $15.5 million promissory note payable to TRS.  In August 2008, our Board of Directors formed a special committee of independent directors to review the financial covenants and approve a strategy to resolve the defaulted status of the loan. We granted CM Capital a limited waiver, either to enter into an amendment to the loan agreement to modify such financial covenants upon terms and conditions and in form and substance satisfactory to TRS or demonstrate that CM Capital is in compliance with the loan agreement and will be in compliance with the loan agreement at December 31, 2008.  In October 2008, the Special Committee and CM Capital agreed to modify the loan terms, and in November 2008 we executed documents to evidence the modification.  Under the terms of the modification, principal payments on the note were deferred for two years, and the interest rate was reduced from 9% to 6% per annum effective as of July 1, 2008.  Additionally, the working capital financial covenant was replaced with the requirement to maintain a cash balance of $250,000 at the end of each quarter, and the first measurement period for the fixed charge coverage ratio was moved from December 31, 2007 to December 31, 2008.  Based on the modified terms of the promissory note, we evaluated the promissory note in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” (FAS 114) and determined that the modification resulted in an impairment based on the present value of the expected future cash flows under the modified terms.  Accordingly, and included in the $12.8 million note receivable balance, we have provided an allowance for loan loss of $1.9 million to reflect this impairment.  As of December 31, 2008 and March 31, 2009, CM Capital was in compliance with the modified financial covenants set forth above.   We earned interest of $221,000 and $353,000 during the three months ended March 31, 2009 and 2008, respectively, of which $145,000 was receivable at March 31, 2009.   Subsequent to March 31, 2009, we have received all interest amounts due.

We lease office space to CM Group, CM Securities, CM Capital, and Residential Capital Mortgage (an entity owned by certain of our officers) under non-cancelable operating leases which expire in July 2010.  Total rents received from related parties for the three months ended March 31, 2009 and 2008 were $129,000.

Note 12- Fair Value of Financial Instruments
Fair Value under SFAS No. 157 is applied prospectively effective January 1, 2008.  Under SFAS No. 157, we are required to take into account our own credit risk when measuring the fair value of our liabilities.  Fair value is best determined based upon quoted market prices. However, in many instances there are no quoted market prices for various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate, estimates of future cash flows and realization of collateral. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

The following table summarizes the carrying values and the estimated fair values of financial instruments as of March 31, 2009 and December 31, 2008 (dollars in thousands):
	March 31, 2009		December 31, 2008
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash, cash equivalents and restricted cash	$2,068	$2,068	$1,629	$1,629
Interest receivable	219	219	531	531
Note receivable - related party	12,792	10,379	12,600	11,024
Mortgage investments - net	58,783	60,519	69,538	68,773

Financial liabilities:
Bank note	1,110	1,014	1,360	1,274
Notes payable	1,446	1,697	-	-
Mortgages payable	7,801	7,194	7,893	7,264
Junior subordinated notes	30,928	24,601	30,928	27,493

We used the following methods and assumptions in estimating the fair value of each class of financial instrument:

●	Cash, cash equivalents and restricted cash: The carrying values of cash and short-term instruments approximate fair values.
●	Interest receivable: Carrying values approximate fair values due to their short term nature.
●	Note receivable – related party: Fair value is estimated using discounted cash flow analyses based on a rate reflective of the current market environment for a similar period, the fixed amount of the note receivable and an estimated risk of default based on similar business operations and history of operations. We considered these inputs as Level 3.
●	Mortage investments-net: At March 31, 2009 and December 31, 2008 the fair value of fixed rate loans currently classifed as performing, was computed based on the probability of collection of the cash flow, a risk free rate of return on all estimated cash flows, the estimated realization of collateral based on recent history and the fixed interest rate of the loans. At March 31, 2009 and December 31, 2008, substantially all of our impaired loans were evaluated based on the fair value of their underlying collateral based upon the most recent appraisal available to management or recent transaction prices for similar collateral, and as such, the carrying values of these instruments, net of allowance for loan losses, approximates the fair value. Fair value inputs on performing and non-performing loans are considered Level 3.
●	Bank note: The value of our variable rate-term borrowing, classifed as Level 3, were estimated using a cash flow analysis, taking our credit standing into consideration, as well as the excess assigned collateral, and a rate reflective of the current market environment.
●	Mortgage loans payable and notes payable: For March 31, 2009 and December 31, 2008 our credit standing was taken into consideration, as well as the assigned collateral which was considered more than adequate, the estimated risk to the lender of the collateral to the loan balance and rates reflective of the current market environment, all of which were factors in the computation of fair value and were considered Level 3 inputs.
●	Junior subordinated notes: Our junior subordinated notes do not trade in an active market and, therefore observable price quotations are not available. In the absence of observable price quotations, fair value is determined based on discounted cash flow models which incorporate the effects of our own credit risk in the fair value of the liability. The cash flow assumptions were based on the contractual cash flows based on our anticipation that we will pay the debt according to its contractual terms, and were considered Level 3 inputs.

We do not have any assets or liabilities that are measured at fair value on a recurring basis.  The following table presents our assets and liabilities that are measured at fair value on a nonrecurring basis at March 31, 2009.  Level 1 and Level 2 data were not used in the fair value measure.

Estimated Fair Value Level 3
Impaired mortgage investments	53,842
Investments in real estate	7,419
Real estate owned	28,471

Note 13 – Commitments and Contingencies
We guaranteed approximately $13.7 million of indebtedness of Warm Jones, LLC, a limited liability company in which we own a 37.6% membership interest.  Under the original terms of the indebtedness, the note was due in October 2008 and subsequently modified, extending the maturity to February 2010.  The beneficiaries under the guarantee have the right to make demand on us under the guarantee to pay the entire $13.7 million if the borrower defaults on the note.   We have determined that our potential liability pursuant to FASB Interpretation No. 45 (FIN 45), “Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” is approximately $101,000 as of March 31, 2009 and December 31, 2008, and is included in accrued expenses in our consolidated balance sheets.

In December 2008, we received a comment letter from the SEC relating to the accounting for the sale of our former subsidiary and related party, CM Capital, as reported in our Form 10-K for the year ended December 31, 2007.  As of the filing of this Form 10-Q, we have responded to the staff's inquiries; however, we have not received a response from the SEC regarding our submission.  While we believe that the accounting and reporting was appropriate based upon the facts and circumstances at the time of the sale, the resolution of this issue could have a material impact on our financial statements.

Note 14 - Subsequent events
In April 2009, we formed a subsidiary of our TRS to foreclose on a non-performing loan which was collateralized by an operating business, a gentlemen's club in Las Vegas, Nevada.  Included in the assets acquired through foreclosure were land, building, furniture and fixtures and liquor, beer and wine inventory.  The loan had an original balance of $14.4 million and a carrying value of $12.1 million at the time of foreclosure, which approximated the fair value of the real estate and business.  We are actively marketing the real estate and the business for sale.

In April 2009, we acquired a property through a deed in lieu of foreclosure, with an original loan balance of $20,000 and no associated impairment, and classified it as real estate owned.

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

Our forward-looking statements are based upon our management’s beliefs, assumptions and expectations of our future operations and economic performance, taking into account the information currently available to us. Forward-looking statements involve risks and uncertainties, some of which are not currently known to us, that might cause our actual results, performance or financial condition to be materially different from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. Some of the important factors that could cause our actual results, performance or financial condition to differ materially from expectations are:

●	economic conditions impacting the real estate market and credit markets;
●	changes in interest rates;
●	potential impacts of changes to our strategies without stockholder approval;
●	an increase in the number of our loans that become non-performing;
●	our ability to sell assets;
●	our Advisor’s motivation to recommend riskier investments in an effort to maximize its incentive compensation under the advisory agreement; and
●	although we believe our proposed method of operations will be in conformity with the requirements for qualification as a REIT, we cannot assure you that we will qualify as a REIT or, if so qualified, will continue to qualify as a REIT. Our failure to qualify or remain qualified as a REIT could have material adverse effect on our performance and your investment.

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the events described by our forward-looking statements might not occur. We qualify any and all of our forward-looking statements by these cautionary factors.

For a more detailed description of the risks affecting our financial condition and results of operations, see “Risk Factors” in Item 1A of our Form 10-K filed on March 31, 2009.

Overview

The first quarter 2009 results reflect continued pressure from an uncertain economy and the struggling housing market.  For the three months ended March 31, 2009, we reported a net loss of $4.2 million, compared to net income of $806,000 for the three months ended March 31, 2008.  Contributing to the first quarter 2009 net loss was a $1.0 million provision for loan losses and a $1.1 million impairment of real estate owned, coupled with a reduction in total interest income of $2.3 million. The original balance of performing loans declined from $67.7 million at March 31, 2008 to $6.1 million at March 31, 2009, resulting in a significant loss of interest income for the current quarter.

While our entire portfolio of real estate investments continues to be negatively impacted by market forces, we continue to take important steps to address our portfolio issues and manage our cash position. The highlights of our first quarter actions are as follows:
●	Foreclosed on the underlying real estate on loans with an original balance of $16.3 million;
●	Placed $1.8 million of debt on specific assets to generate cash to be used for servicing fees and real estate carrying and resolution costs;
●	Sold real estate for cash proceeds of $151,000; and
●	Negotiated a modification of our bank note to extend the maturity date of the existing note.

As the size of our real estate portfolio continues to increase due to continued foreclosure activity, our costs related to real estate ownership also increase. These costs include servicing fees payable to CM Capital, property taxes, legal fees, maintenance costs and resolutions costs.  Because our portfolio of performing loans has shrunk to $6.1 million, our recurring cash flow is not sufficient to cover our general operating costs, including real estate carrying costs.  As a result, we determined that is was in the best interest of our company to leverage a small portion of our real estate assets in order to raise necessary operating capital. During the quarter, we entered into $1.8 million of debt, which was placed by CM Capital with individual trust deed investors. The cash proceeds from this debt were set aside to cover specific costs related to carrying and resolving our real estate portfolio, as well as 12 to 24 months of interest payments on the debt. We continue to closely monitor and manage our liquidity position, understanding that this is of critical importance in the current economic environment. With the addition of this debt, our ratio of debt to total assets increased to 34.1% at March 31, 2009, up slightly from 32.8% at December 31, 2008, which continues to be well below the financial leverage used by other mortgage REITs.

Although the real estate and credit market disruptions continue to challenge us, we will continue to explore portfolio resolution strategies that will offer both operating liquidity and longer term capital appreciation. We will also explore additional investment and business opportunities as they arise and as cash becomes available; however, due to the current credit market disruption, our investment opportunities are limited primarily due to our lack of capital available for investment.  Until we generate proceeds through the resolution of our non-performing loans and sale of real estate, we will not have cash available for new investments that will generate cash flows to us. We expect that the current state of the real estate and credit markets will continue to have an adverse effect on our operations throughout 2009.

With the decline in real estate values that was brought on by pressures in the subprime and credit markets, the performance of our portfolio and the value of our investments have been severely impacted. In response, our Board of Directors determined that it was in our and our stockholders’ best long-term interest to suspend the sale of our common stock as of February 22, 2008, and to reduce the monthly dividend from $0.10 to $0.025 per share. In October 2008, our Board further determined it was necessary to eliminate the monthly dividend for cash preservation purposes.

In early 2009, certain of our related parties made changes to their legal names in conjunction with a corporate branding initiative. Specifically, our Advisor, Sandstone, became CM Group, LLC (“CM Group”) and Consolidated Mortgage became CM Capital Services, LLC (“CM Capital”).  In addition, CM Securities, LLC (“CM Securities”) acquired the business of CMC Financial Services, Inc.  The ownership of these entities was not affected.

Our Investments

Real Estate Owned
We were established as a mortgage REIT; however, as our borrowers began defaulting on their obligations to us, our Advisor determined that, in many instances, the best course of action was to foreclose on the underlying collateral and take title to the property. Real estate owned consists of property acquired through foreclosure on mortgage loans. During the first three months of 2009, we foreclosed on four loans with an aggregate original loan amount of $16.3 million, and a carrying value of $9.4 million. Our interest in real estate owned may be held directly by us, or through LLCs. If we are one of several investors in a larger mortgage loan, such loans are foreclosed on using an LLC to facilitate foreclosing our lender interest along with private investors who hold the remaining loan balance. In these instances, our original investment in the loan is converted to proportionate interests in the LLC. In cases where our ownership interest in an LLC is greater than 50%, we analyze strategic alternatives to determine whether the property should be sold, contributed to a joint venture for development or held for future resolution.  We are also considering certain other strategic initiatives, such as developing and/or operating the real properties that we have acquired through foreclosure. In situations where our ownership interest in an LLC is less than 50%, our ability to make strategic decisions regarding the property is subject to the voting interests of a majority of the members of the limited liability company, which may hinder our ability to execute our desired strategy for the property.

 The following table presents our real estate owned assets, classified by original loan type (dollars in thousands):

	March 31, 2009		December 31, 2008
Original Loan Type	Original Loan Positions	Net Carrying Value	Original Loan Positions	Net Carrying Value
Acquisition and development loans	39	$24,381	36	$15,271
Construction loans	15	4,090	16	4,708
Commercial property loans	-	-	1	-
Total	54	$28,471	53	$19,979

Investments in Real Estate
Joint Ventures
When we pursue our resolution strategy of contributing foreclosed property to a joint venture, we account for our resulting ownership as equity investments in real estate.  To date, we have entered into three different joint venture arrangements with one joint venture partner, and have contributed land with a carrying value of $6.7 million to the joint ventures. Our joint venture partner, the developer, will construct homes on each of the three projects, and sell the completed homes to homeowners. Under terms of the joint venture agreements, the developer will fund the majority of the costs of construction, and we will receive our proportionate share of the lot contribution price plus between 13% and 50% of the profits on the sale of each home, depending on our ownership interest. We anticipate that the construction and sale of all the homes in each of the joint venture projects will take from 18 to 60 months.  During the first three months of 2009, three homes were constructed and sold to homeowners, resulting in a return of $165,000 of our equity investment.

Equity Investments
Our interest in real estate owned may be held directly by us, or through LLCs. If we are one of several investors in a larger mortgage loan, such loans are foreclosed on using an LLC to facilitate foreclosing our lender interest along with private investors who hold the remaining loan balance. In these instances, our original investment in the loan is converted to proportionate interests in the limited liability company.  If our interest is such that we have determined we hold a controlling interest after evaluation under FIN 46 or APB 18, we classify and account for these investments under the equity method of accounting.  During the quarter ended March 31, 2009, we determined that an investment we hold as real estate owned within an LLC, and with a membership interest of 91%, should be consolidated and classified as an equity investment.  We currently have this asset classified as real estate owned as it is fully consolidated on our balance sheet.

Investments accounted for under the cost method
In situations where our interest in an LLC represents less than 50% and we do have direct control over the LLC, we account for the investment under the cost method of accounting.  During the quarter ended March 31, 2009, we determined that an investment we previously held as real estate owned within an LLC, and with a membership interest of a 13%, should be classified as an investment in real estate under the cost method of accounting.  We reclassified this asset at its carrying value of $417,000.

Mortgage Loans
At the time of our inception, our stated business plan was the investment in a variety of types of mortgage loans.  As of December 31, 2008, mortgage investments still constitute a majority of our assets; however, because of our current lack of access to capital, during 2009 we did not originate any new mortgage loans. We will not have funds available to make new investments in mortgage loans until we are able to resolve some of our non-performing loans, sell some of our real estate assets, or have access to the capital markets which are currently closed to us.  At the time of origination, our mortgage investments are short-term (12 to 18 months), balloon loans with fixed interest rates. A substantial portion of these loans consists of interest-carry loans, meaning we provide the borrower with sufficient financing to enable it to make the interest payments during the term of the loan. The interest-carry nature of our mortgage loans means that we may not be able to determine that a loan is non-performing until the balloon payment is due.  To date, all of the mortgage loans which we have funded have been identified by CM Capital. We do not have a contractual arrangement with any other mortgage originator. Our Board of Directors has not established any limits upon the geographic concentration of mortgage loans that we may acquire.  At March 31, 2009, 47.5% of our portfolio of mortgage investments was located in Nevada.  In addition, we have a significant concentration of credit risk with our largest borrowers.  At March 31, 2009, the aggregate amount of loans to our five largest borrowers was $53.4 million representing approximately 72.3% of our total investments in mortgage loans.  All but $6.1 million of this amount was classified as non-performing and $6.5 million was reserved in the allowance for loan losses.

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

The development and/or construction loans we fund or acquire are initially fully funded, with the maximum borrowing capacity being established by an appraisal of the completed value of the property. Once the amount of credit has been established, the funds are placed into an account with a third party construction control company which monitors the progress of the construction process and releases the funds as certain thresholds are reached. The vendors, suppliers and subcontractors of the borrower submit invoices for services rendered or goods provided to the construction control company. Once the construction control company has confirmed the delivery of the goods or the satisfactory completion of the services, it receives a lien release from the billing party, and obtains approval from CM Capital to pay the invoice. At no time does the borrower have direct access to the committed funds.

Results of Operations for the three months ended March 31, 2009 compared to the three months ended March 31, 2008

Revenues:

Interest income is generated on our mortgage investments and our related party note receivable from CM Capital. Interest income decreased by $2.3 million, or 83.8%, to $447,000 for the quarter ended March 31, 2009 from $2.8 million for the quarter ended March 31, 2008. This decrease was due to a 92.0% decrease in the average balance of the performing loans in our portfolio from $76.7 million for the three months in 2008 to $6.2 million for the three months in 2009.  Our interest income was also negatively impacted by the significant increase in non-performing loans. The increased balance of non-performing loans lowered the average yield on the entire portfolio to 1.1% for the three months in 2009 from 6.5% for the three months in 2008.

Non-interest income decreased $116,000, or 30.9% from the three months ended March 31, 2008, primarily due to the decrease in the rate, as driven by LIBOR on our common securities issued by Desert Capital TRS Statutory Trust I.    The rate on these common securities decreased from 7.25% at March 31, 2008 to 5.17% at March 31, 2009.  The decrease was also due to the decrease in rents collected as a result of the departure of certain of our un-related party tenants.

 Expenses:

Interest expense consists of interest on our mortgage debt, bank note, and junior subordinated notes payable. Interest expense decreased 25.8%, to $619,000 for the three months ended March 31, 2009 from $834,000 for the three months ended March 31, 2008.   This decrease was a result of a decrease in the average interest rate on our variable rate debt to 6.0% from 7.8% during the three months ended March 31, 2008.

Non-interest expense, including provision for loan losses increased $2.8 million or 181%, to $4.3 million for the three months ended March 31, 2009 from $1.5 million for the three months ended March 31, 2008. The primary increases in non-interest expense were due to the increase in the provision for loan loss of $703,000, or 226% from $311,000 for the three months ended March 31, 2008, the impairment of real estate owned, representing an increase of $1.1 million, and the increase in management and servicing fees of $619,000, or 147% from $422,000 for the three months ended March 31, 2008.  The increase in the allowance for loan loss and the impairment of real estate owned was due to a further decline in the real estate and credit markets, causing the value of our real estate to decline.    The increase of $619,000 in management and servicing fees was a direct result of the accrual of a 2.5% annual servicing fee paid to CM Capital, our related party servicer, pursuant to the agreement entered into for the servicing of our foreclosed properties during the quarter ended March 31, 2009.

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

The following table represents a reconciliation of our GAAP income to our REIT taxable income (dollars in thousands):
	Three Months Ended March 31,
	2009	2008
GAAP net income (loss)	$(4,244)	$806
Adjustments to GAAP net income (loss):
Noncontrolling interest	13
Provision for loan losses	1,206	311
Impairment of real estate	1,087	1
Actual losses on real estate and loans	(3,802)	(300)
Net adjustment for TRS loss	184	60
REIT taxable income (loss)	$(5,556)	$878

Liquidity and Capital Resources

Our primary sources of funds for liquidity have historically consisted of net interest income from mortgage loans, proceeds from repayment of mortgage loans and proceeds from the sale of our common stock. With the significant deterioration in the performance of our loan portfolio, and the substantial increase in real estate owned due to foreclosures, our sources of funds from normal portfolio operations have been virtually eliminated. In addition, due to the general collapse of the real estate market beginning in late 2007, and the impact of declining real estate values on our mortgage investments, our Board of Directors determined that it was in the best long-term interest of our company and its stockholders to suspend the sale of our common stock as of February 22, 2008. Because of the erosion of our cash flow, we are closely monitoring and managing our liquidity position, understanding that this is of critical importance in the current economic environment. Our primary sources of liquidity are now comprised of proceeds from the sale of mortgage loans and real estate owned, proceeds from the issuance of debt, and to a lesser degree, proceeds from repayment of mortgage loans and net cash provided by operating activities.

Net cash used by operating activities during 2009 was $796,000, which was primarily due to the substantial loss of interest income due to the deterioration of our loan portfolio and the increase in servicing fees and carrying costs related to our foreclosed assets.  At March 31, 2009, the original loan balance of our mortgage investments was $73.9 million, of which $6.1 million was performing, and real estate owned had a carrying balance of $28.5 million. It is likely that non-performing mortgage loans and real estate assets will produce minimal, if any, current earnings until they are sold or an alternative resolution becomes available. Additionally, we will continue to incur carrying and servicing costs on our real estate owned portfolio until we have disposed of the assets. We anticipate that we will continue to foreclose on the assets underlying our non-performing portfolio throughout the remainder of 2009, which will result in further increases in costs related to property ownership. While the disposition of any of our assets cannot be predicted, our Advisor believes that over time our non-performing mortgage loans and real estate assets will be resolved and that the proceeds generated from the resolution of these assets will provide capital for reinvestment into performing assets or reduction in outstanding debt as deemed appropriate by our Advisor.  As of March 31, 2009, we have reviewed our mortgage investments and real estate owned and have recorded a provision for loan losses and an impairment of real estate owned as needed to reflect the impaired value of our investments. However, with the current uncertainty in the real estate market, the amount of further losses on any individual asset or on the portfolio as a whole may vary. These estimates are based upon a thorough evaluation by our Advisor based on prevailing economic conditions, historical experience, unique characteristics of the loan, borrowers’ financial condition, industry trends and an estimated net realizable value of any underlying collateral in relation to the real estate loan amount.

We have a $1.2 million secured bank note that matures in February 2010.  The note, initially a $7.5 million credit facility, was established for short-term funding requirements, not for working capital purposes, and matured in February 2009. We were in default under terms of the note during 2008 and at the maturity date in February 2009. Under terms of the modification, repayment of the outstanding principal balance at the date of modification was extended until February 2010.  Under terms of the modification, we are required to make principal payments of $25,000 on June 30, $50,000 on September 30 and $100,000 on December 31, 2009, with the remaining balance, if any, due in February 2010. The outstanding balance bears interest at an interest rate equal to the prime rate plus 75 basis points, with a floor of 7%. The interest rate on this note at March 31, 2009 was 7% and the outstanding principal balance was $1.1 million. Under terms of the note, interest payments are due monthly.  Currently we are restricted from further borrowings under this note.  We are not in compliance with certain covenants applicable to this note and are currently in negotiations with the lender to modify such covenants.

With the continued loss of recurring cash flow, combined with the increase in carrying costs related to our growing non-performing real estate portfolio, our Advisor made the determination that it was in the best interest of the Company to incur additional debt. During the three months ended March 31, 2009, in an effort to facilitate the payment of certain of our expenses as a property owner, we entered into two note payable agreements with an aggregate principal amount of $1.8 million for net cash proceeds of $1.2 million.  This cash is classified as restricted on our balance sheet for the purpose of the payment of our expenses as a land owner, including property taxes, legal expenses, and servicing fees to our related party, CM Capital. In addition, we set aside cash of $317,000 for the payment of interest during the term of the debt.  The outstanding principal balance of these notes payable bear interest at 10-13% per annum and is payable monthly. For the foreseeable future, as we continue to incur servicing fees and other expenses related to the ownership of non-income-producing real estate, we anticipate incurring additional debt to fund such expenses.

In June 2006, we issued $30.0 million in unsecured trust preferred securities, which are reflected on our balance sheet as junior subordinated notes payable. At March 31, 2009, we were not in compliance with certain covenants under the modified terms of the indenture. On April 3, 2009, we received a notice of default and were given 30 days to cure. Due to our inability to cure the default, it matured into an event of default, which gives the Trustee and the holders of the trust preferred securities the right to accelerate the outstanding indebtedness. We are in ongoing discussions with the holders of the trust preferred securities regarding our covenant defaults.

Upon the death of a stockholder, the stockholder’s estate has a limited right of redemption with respect to its common stock, and at March 31, 2009, we had received redemption requests of 106,000 shares of common stock totaling $1.1 million.

In April 2009, we foreclosed on the operating business and real estate securing a defaulted loan.  We are actively marketing the business and real estate for sale; however, we intend to operate the business until we have identified a qualified buyer. We anticipate providing funding to the business for marketing, repair and maintenance and other general operating expenses. The amount of funding that will be required is not certain and is dependent upon the timing of identifying a buyer for the business.

In order to continue to qualify as a REIT, we are required to distribute on an annual basis to our stockholders at least 90% of our REIT taxable income (excluding the dividends paid deduction and any net capital gain), 90% of our net income from foreclosure property less the tax imposed on such income, and any excess noncash income.  Over the past several months, we have found it necessary to foreclose upon and sell certain properties that secured loans that we made to third parties.  Although these activities have generated cash proceeds, they generally have not resulted in income for federal income tax purposes, and many have produced losses.  Accordingly, the recent foreclosures and sales generally have not increased (and in many cases may have actually decreased) the amounts that we are required to distribute annually.  After we make any required annual distributions, we may use any remaining cash to invest in other properties, pay operating expenses or satisfy payment obligations with respect to our indebtedness, or we may choose to distribute some or all of it to our stockholders.  However, we are not required to distribute the remaining cash to comply with REIT qualification requirements. During 2008, our Board of Directors made the decision to preserve cash by reducing the monthly dividend from $0.10 to $0.025 for the months of February through September. In October 2008, the Board of Directors determined that it was in the best long-term interest of the company to suspend the dividend until market conditions and the cash position of the Company improves, or until distributions are necessary to maintain our REIT status.

To the extent that recurring cash flow, coupled with loan payoffs and proceeds from asset sales, is not sufficient to satisfy our operating costs, which primarily include board fees, management fees, legal and professional expenses, property owner expenses and principal and interest payments on our debt, we would be required to liquidate investment assets to satisfy our obligations or incur additional debt against our real estate owned assets. Given current market conditions, we may not be able to liquidate assets at a price we believe to be reasonable, or at all, or be able to incur debt on attractive terms. Because we rely primarily on repayment of outstanding loans or the sale of assets to provide capital, the significant level of defaults on our outstanding loans has eliminated the funds we have available for investing in new loans. For the foreseeable future, we do not anticipate having cash available for investing in new loans.

 Contractual Obligations

The following table sets forth information about certain of our contractual obligations as of March 31, 2009 (dollars in thousands):

	Payments due by Period
	Total	Less than 1 year		1 - 3 years	3 - 5 years	More than 5 years
Long-Term Debt Obligations
Junior subordinated notes	$30,928	30,928	(1)	-	-	-
Mortgages	$7,801	310		1,862	479	5,150
Notes payable	$998	-		998	-	-
Short-Term Debt Obligations
Bank note	$1,110	1,110		-	-	-
Notes payable	$448	448		-	-	-
Total	$41,285	$32,796		$2,860	$479	$5,150

(1) Junior subordinated note payable is in default and callable by the lender at March 31, 2009 and the date of this filing.

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

Allowance for Loan Losses
The allowance for loan losses represents management’s estimate of probable losses inherent in our portfolio of loans. The allowance for loan losses is reflected in our financial statements based upon individual review of the loans, the specific borrowers’ credit quality and mortgages based upon an evaluation of known and inherent risks affecting our portfolio of mortgage investments including, but not limited to, economic conditions, delinquency status, value of collateral underlying the loan, credit losses to date on underlying mortgages and any remaining credit protection. Management monitors the delinquencies and defaults on mortgage investments and, if an impairment of the related loan is noted, the carrying value of the related loan will be reduced to fair value through the estimate of the allowance for loan losses.  We consider mortgages to be delinquent when principal or interest is contractually past due or the loan is past its maturity date.   Individual valuations on non-performing loans are performed in accordance with FAS 114.  In accordance with FAS 114, specific allowances for losses may be established for non-performing and potentially impaired loans based on a comparison of the recorded carrying value of the loan to either the present value of the loan’s expected cash flow, the loan’s estimated market price or, if the loan is collateral dependent, the estimated fair value of the underlying collateral. The allowance is increased by charges to operations and decreased by charge-offs (net of recoveries). Loan loss estimates are reviewed periodically and adjustments are reported in earnings when they become known.  Because any decision regarding the allowance for loan losses reflects a judgment about the estimated fair value of real estate and the probability of future events, there is an inherent risk that such judgments will prove incorrect.  In such event, actual losses may exceed (or be less than) the amount of any allowance.  To the extent that we experience losses greater than the amount of our allowances, we may incur a charge to our earnings that will adversely affect our operating results and the amount of any distributions payable to our stockholders.

Real Estate Owned
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

Investments in Real Estate
In December 2003, the FASB issued FIN 46R, which requires a VIE to be consolidated by its primary beneficiary (PB). The PB is the party that absorbs a majority of the VIE’s anticipated losses and/or a majority of the expected returns.

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

Based on our loans and liabilities as of March 31, 2009, and assuming the balances of these loans and liabilities remain unchanged for the subsequent twelve months, a 1% increase in interest rates would decrease our annual net income and cash flows by approximately $343,000. This decrease is due to our fixed rate investments and variable rate debt. Based on our loans and liabilities as of March 31, 2009, and assuming the balances of these loans and liabilities remain unchanged for the subsequent twelve months, a 1% decrease in interest rates would increase our annual net income and cash flows by approximately $343,000. This increase again is due to our fixed rate investments and variable rate debt.

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

ITEM 4T. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act of 1934 Rule 13a-15 (Exchange Act).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.   Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were ineffective as of March 31, 2009, as described below.

We have identified two material weaknesses relating to the entrance into related party agreements as follows:

●
Inadequate controls over the approval process for related party transactions.  We entered into agreements with a related party without obtaining the requisite authorization from our Board of Directors.   These agreements were subsequently approved and ratified by our Board of Directors, resulting in inadequate controls and disclosures over related party transactions at March 31, 2009.

●
Inadequate controls over the period-end financial reporting process.  Our controls were not adequately designed or operating effectively to provide reasonable assurance that our financial statements could be prepared in accordance with GAAP, specifically, ineffective communication between operating and financial personnel regarding the execution of new related party debt agreements.   As a result, and subsequent to our quarter end closing, management assessed and determined that an adjustment of approximately $912,000 was necessary which resulted in changes in non-interest expense and liabilities, and is reflected in this Quarterly report on Form 10-Q.

A material weakness is a control deficiency, or combination of control deficiencies, that result in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Subsequent to March 31, 2009, in an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we continue to foster awareness and understanding of standards and principles for accounting and financial reporting across our finance and non-finance functions. This includes (1) an integrated approach to monitoring financial performance among our finance and non-finance functions; (2) clarification of specific accounting and corporate governance policies and procedures; and (3) continuous monitoring of compliance with policies and procedures.  In addition, we will continue to monitor the processes and controls to ensure sustainment of the improvements made to our control environment.  We will continue to implement process changes to address the material weaknesses identified.

Notwithstanding management’s assessment that our disclosure controls and procedures were ineffective as of March 31, 2009 due to the material weakness described above, we believe that the consolidated financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, our consolidated financial condition as of March 31, 2009 and December 31, 2008 and consolidated statements of operations and cash flows for the three-month periods ended March 30, 2009 and 2008, in conformity with GAAP.

In addition, there were no other changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonable likely to materially affect, the Corporation’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings
During the period covered by this report, there were no material changes to legal proceedings discussed in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 1A. Risk Factors
During the period covered by this report, there were no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Submission of Matters to a Vote of Security Holders
None.

Item 5. Other Information
None.

Item 6. Exhibits

(a) Exhibits

3.1	Third Amended and Restated Articles of Incorporation (included as exhibit 3.1 to the Registrant’s Form 10-K filed on March 31, 2009 and incorporated herein by reference).

3.2
Bylaws of the Company (included as Exhibit 3.2 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-11 (File No. 333-111643) (the “Registration Statement”) and incorporated herein by reference).

21.1	List of Subsidiaries

31.1*	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith	**Furnished herewith	+Compensation Plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this to be signed on its behalf by the undersigned thereunto duly authorized.

May 15, 2009	DESERT CAPITAL REIT, INC. By: /s/Todd B. Parriott Todd B. Parriott, Chief Executive Officer, President and Chief Investment Officer and Chairman of the Board (Principal Executive Officer)
May 15, 2009	DESERT CAPITAL REIT, INC. By: /s/Stacy M. Riffe Stacy M. Riffe, Chief Financial Officer, (Accounting Officer)