Form 10-Q
period 2009-06-30
DESERT CAPITAL REIT INC
filed 2009-08-13
CIK 1274055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
 (Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

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
Yes [ ] No [X]

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of August 13, 2009 was 16,849,954.

PART I.  Financial Information

ITEM 1. Consolidated Financial Statements
DESERT CAPITAL REIT, INC.
Consolidated Balance Sheets
(in thousands, except share amounts)

	June 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
Mortgage investments - net of allowance for loan losses of $15,144 at June 30, 2009 and $20,805 at December 31, 2008	$41,663	$69,538
Real estate owned	2,646	19,979
Investments in real estate	21,391	7,167
Asset held for sale	10,132	-
Notes receivable from related party - net of allowance for loan losses of $1,866 at June 30, 2009 and $2,125 at December 31, 2008	12,859	12,600
Building and equipment - net	6,838	6,815
Land	1,820	1,820
Cash and cash equivalents	49	351
Restricted cash	1,540	1,278
Interest receivable - includes related party interest of $0 at June 30, 2009 and $452 at December 31, 2008	26	531
Deferred financing costs	998	941
Other investments	928	928
Other assets	518	681

Total assets	$101,408	$122,629

LIABILITIES AND STOCKHOLDERS' EQUITY
Notes payable	$2,647	$1,360
Mortgages payable	7,726	7,893
Junior subordinated notes payable	30,928	30,928
Management and servicing fees payable, related party	1,527	148
Liabilities held for sale	215	-
Accounts payable and accrued expenses	1,588	2,413
Shares subject to redemption	1,411	-

Total liabilities	46,042	42,742

Commitments and Contingencies - Note 13

Preferred stock, $0.01 par value: 15,000,000 shares authorized, none outstanding	-	-
Common stock, $0.01 par value: 100,000,000 shares authorized; 16,833,954 issued and outstanding on June 30, 2009 and 16,835,867 shares
on December 31, 2008	168	168
Additional paid-in capital	164,293	165,723
Accumulated deficit	(109,427)	(86,004)
Equity available to common stockholders	55,034	79,887

Noncontrolling interest	332	-
Total stockholders' equity	55,366	79,887

Total liabilities and stockholders' equity	$101,408	$122,629

The accompanying notes are an integral part of these consolidated financial statements.

DESERT CAPITAL REIT, INC.
Consolidated Statements of Operations
(in thousands, except share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
INTEREST INCOME (LOSS)
Mortgage investments	$76	$1,786	$296	$4,002
Other interest	226	492	453	1,040
Total interest income	302	2,278	749	5,042

Interest expense	557	842	1,176	1,695
Net interest income (loss)	(255)	1,436	(427)	3,347
Provision for loan losses	4,665	5,356	5,679	5,667
Net interest loss after provision for loan losses	(4,920)	(3,920)	(6,106)	(2,320)

NON-INTEREST INCOME
Rental income	166	224	355	448
Other	103	23	177	174
Total non-interest income	269	247	532	622

NON-INTEREST EXPENSE
Impairments of real estate owned	408	2,806	1,495	2,807
Impairments on real estate investments	4,290	-	4,290	-
Equity in loss of unconsolidated real estate investments	8,670	-	8,670	-
Loss on sales of real estate owned	-	-	3	-
Loss on sales of mortgage investments	18		18
Loss on disposal of assets	88	-	88	-
Management and servicing fees	470	424	1,511	846
Professional fees	191	502	449	790
Insurance	161	172	321	285
Depreciation	107	122	229	242
Other	206	290	866	558
Total non-interest expense	14,609	4,316	17,940	5,528

Loss from continuing operations before taxes	(19,260)	(7,989)	(23,514)	(7,226)

Income tax benefit	41	87	49	130
Net loss from continuing operations	(19,219)	(7,902)	(23,465)	$(7,096)

Loss from discontinued operations, net of tax	(453)	-	(453)	-
Net loss	(19,672)	(7,902)	(23,918)	(7,096)

Less: Net loss attributable to noncontrolling interest	482	-	495	-

Net loss available to common stockholders	$(19,190)	$(7,902)	$(23,423)	$(7,096)

Net loss per share - basic and diluted
Loss from continuing operations	(1.11)	(0.47)	(1.36)	(0.42)
Discontinued operations	(0.03)	-	(0.03)	-
Net loss available to common stockholders	$(1.14)	$(0.47)	$(1.39)	$(0.42)

Weighted average outstanding shares - basic and diluted	16,834,690	16,807,867	16,835,275	16,795,296

The accompanying notes are an integral part of these consolidated financial statements.

DESERT CAPITAL REIT, INC.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)
	Six Months Ended June 30,
	2009	2008
OPERATING ACTIVITIES
Net loss	$(23,423)	$(7,096)
Adjustments to reconcile net loss to net cash (used) in provided by operating activities:
Loss on sales of real estate owned and mortgage investments	21	-
Depreciation and amortization	229	259
Provision for loan loss	5,679	5,667
Loss on disposal of assets	88	-
Impairment of real estate	5,785	2,807
Equity in loss of unconsolidated real estate investments	8,670	-
Loss from discontinued operations, net of tax	(453)	-
Provision for deferred taxes	-	(54)
Mortgage loans originated for sale	-	(6,332)
Mortgage loan sales	-	4,902
Net change in:
Interest receivable	505	465
Other assets	306	9
Accrued and Other Liabilities	1,294	140
Net cash (used) provided by operating activities of continuing operations	(1,299)	767
Net cash used by operating activities of discontinued operations	(88)	-
Net cash (used) provided by operating activities	(1,387)	767

INVESTING ACTIVITIES
Investment in real estate mortgages	-	(8,201)
Proceeds from repayments of real estate mortgages	-	7,236
Proceeds from sales of real estate mortgages	275	2,700
Investment in asset held for sale, net	107	-
Proceeds received on equity investments in real estate	184	-
Proceeds from sale of real estate owned	32	-
Proceeds from repayment of note receivable from related party	-	388
Acquisition of building and equipment	(340)	(65)
Net cash provided by investing activities of continuing operations	258	2,058
Net cash used by investing activities of discontinued operations	(4)	-
Net cash provided by investing activities	254	2,058

FINANCING ACTIVITIES
Net (repayments) borrowings on bank note	(400)	1,430
Increase in restricted cash	(262)	(143)
Principal repayments of mortgage loan	(167)	(120)
Increase in notes payable	1,687	-
Issuance of common stock	-	383
Deferred financing costs	(57)	-
Redemption of common stock shares	(20)	-
Dividends on common stock	-	(4,156)
Offering costs paid	-	(41)
Net cash provided (used) by financing activities of continuing operations	781	(2,647)
Net cash provided by financing activities of discontinued operations	50	-
Net cash provided (used) by financing activities	831	(2,647)

Net increase (decrease) in cash and cash equivalents	(302)	178
Cash and cash equivalents at beginning of period	351	163
Cash and cash equivalents at end of period	$49	$341

Supplemental disclosure of cash flow information:	Six Months Ended June 30,
	2009	2008
Cash paid for interest	$1,347	$1,791
Cash paid for taxes	45	-
Common stock issued for dividend reinvestment program	-	867
Common stock dividends declared but not paid	-	428
Foreclosed assets acquired in exchange for loans, net of impairments	11,612	18,775
Asset held for sale transferred from mortgage investments, net	10,023	-
Charge off of foreclosure costs	195	-
Real estate assets owned contributed to equity investments in real estate	13,116	2,463
Real estate assets owned contributed to investments in real estate	14,940	-
Noncontrolling interest	828	-
Equity investments sold in exchange for reduction in receivable	19	-
Offering costs incurred but not paid	-	53

The accompanying notes are an integral part of these consolidated financial statements.

Desert Capital REIT, INC.
Condensed Notes to Unaudited Consolidated Financial Statements
June 30, 2009

Note 1 - Organization
We are a Maryland corporation, formed in December 2003 as a real estate investment trust (“REIT”).  When we first began conducting business, we specialized in the financing of real estate projects by providing short-term mortgage loans to homebuilders and commercial developers in markets where we believed we possessed requisite skills and market knowledge, which were primarily in the western United States. We historically invested in 12 to 18 month, first and second lien mortgage loans, consisting of acquisition and development, construction, and commercial property loans to both local and national developers and homebuilders. We derived our revenues primarily from interest payments received from mortgage investments funded with our equity capital and borrowed funds.

We generated a spread between the interest income on mortgage loans and the interest expense on any borrowings used to finance the loans. However, the increased level of non-performing loans combined with our lack of capital and liquidity has caused us to substantially curtail our investing activities and focus our efforts on capital and asset preservation.  We did not originally intend to own real estate; however, market conditions since 2007 have created a situation where, in many cases, foreclosure is the most attractive option available to us. As we continue to foreclose on mortgage loans, we have adjusted our portfolio strategy to include land ownership and investments in real estate ventures.  We use three primary strategies for generating cash flows and resolving our non-performing loans and real estate owned which include sale of foreclosed properties, assumption of non-performing loans by new borrowers with acceptable credit and, contribution of foreclosed properties to joint ventures.

During the first quarter, certain of our related parties made changes to their legal names in conjunction with a corporate branding initiative. Specifically, our Advisor, Sandstone, became CM Group, LLC (“CM Group”) and Consolidated Mortgage, LLC became CM Capital Services, LLC (“CM Capital”).   In addition, CM Securities, LLC (“CM Securities”) acquired the business of  CMC Financial Services, Inc. The ownership of these entities was not affected.

All of our loan origination and loan servicing activities were conducted through CM Capital, which was our wholly-owned subsidiary from October 2005 through November 2007 at which time it was sold to CM Group, a related party.  To the extent we have funds available to invest in new loans, CM Capital will continue to originate and service loans for us.  CM Capital is also the property manager with respect to our direct and indirect real property interests.

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

Basis of Presentation
The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the financial statements and the related management's discussion and analysis of financial condition and results of operations filed on Form 10-K for the fiscal year ended December 31, 2008.  In our opinion, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of results that may be expected for the entire year ending December 31, 2009.

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

As of June 30, 2009, we consolidated one investment in real estate that is less than wholly-owned, but which we control. Net operating results of the 8.8% noncontrolling interest are reflected in net loss attributable to noncontrolling interests.

Reclassifications
Certain reclassifications have been made in the investing activities section of the consolidated statement of cash flow for the six months ended June 30, 2008.  Specifically, within the captions “Investment in real estate mortgages” and “Proceeds from repayment/sale of real estate mortgages,” changes have been made to reflect gross receipts and gross payments of mortgage investments.     In addition, certain reclassifications have been made in the presentation of the quarter ended and six months ended June 30, 2008 and year ended December 31, 2008 consolidated financial statements, specifically within the consolidated statements of operations within the caption “management and servicing fees,” and within the consolidated balance sheets within the caption “management and servicing fees payable, related party.” These reclassifications were made to reflect such items consistent with our 2009 presentation and had no impact on our cash flow from investing activities, net income, or balance sheets as previously reported.

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

Restricted Cash
Restricted cash includes accounts held by lenders and banks. We have two restricted cash balances. We established a restricted cash reserve account and pay our junior subordinated debt payments from this account, as part of the modification entered into on our junior subordinated debt.   Changes in the restricted cash related to this reserve account are reflected as financing activities in the statement of cash flows.  In addition, we established a restricted cash account for the payment of certain of our investments in real estate expenses through our related party servicer and property manager, CM Capital.   Changes in this restricted cash account are reflected as operating activities in the statement of cash flows.  See Note 11.  Restricted cash is excluded from cash for the purpose of preparing the statements of cash flows.

Mortgage Investments
Mortgage investments are intended to be held to maturity and, accordingly are carried at cost, net of any unamortized deferred fees and costs, and any allowance for loan losses and charge-offs.  We generally do not expect prepayments due to the nature of the mortgage loans.

Real Estate Owned
Real estate owned consists of property acquired through foreclosures on mortgage loans.  Our interests in real estate owned may be held directly by us, or through an LLC.  In the case where we are one of several investors in a larger loan, such loans are foreclosed upon using an LLC to facilitate foreclosing our lender interest along with private investors who hold the remaining loan balance and have similar economic interests. We record real estate held directly or through an LLC at the lower of the recorded amount of our related mortgage loan being foreclosed (net of any impairment charge), or our economic interest in the property's estimated fair value, less estimated costs to sell, with fair value based on appraisals and local market conditions.  Costs relating to the development or improvement of the assets are capitalized, where appropriate, and costs relating to holding the assets are charged to expense.

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

We also assess our ownership interest in LLCs and assess the events occurring within the LLC to determine if they qualify as triggering events for reclassification from real estate owned to cost method investments.  If we determine that the entity is not a VIE, we own less than 20%, and we do not exercise significant influence, we account for these investments under the cost method of accounting.

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

Noncontrolling Interests
Effective January 1, 2009, we adopted the provisions of FAS 160, which requires that noncontrolling (i.e., minority) ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled, and presented in the consolidated financial statements within equity, but separate from the parent’s equity. It also requires that once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners.  In addition to the amendments to ARB 51, this Statement amends SFAS No. 128, Earnings per Share (FAS 128), so that earnings-per-share will continue to be calculated in the same manner as it was calculated before FAS 160 was issued. Further, as a result of the adoption of FAS 160, net income attributable to noncontrolling interests is now excluded from the determination of consolidated net income.   The adoption of FAS 160 did not have a material impact on our financial condition and results of operations.  However, it did impact the presentation and disclosure of noncontrolling interests in our consolidated financial statements. We did not previously have any noncontrolling interests, thus the presentation and disclosure requirements of retrospectively applying the effects to the financial statements was not applicable to us.

Allowance for Loan Losses
The allowance for loan losses represents management’s estimate of probable losses inherent in our portfolio of loans. The allowance for loan losses is reflected in our financial statements based upon individual review of the loans, the specific borrowers credit quality based upon an evaluation of known and inherent risks affecting our portfolio of mortgage investments including, but not limited to, economic conditions, delinquency status, value of collateral underlying the loan, credit losses to date on underlying mortgages and any remaining credit protection. Management monitors the delinquencies and defaults on mortgage investments and, if an impairment of the related loan is noted, the carrying value of the related loan will be reduced to fair value through the estimate of the allowance for loan losses.  We consider mortgages to be delinquent when principal or interest is contractually past due or the loan is past its maturity date.   Individual valuations of non-performing loans are performed in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, (FAS 114).  In accordance with FAS 114, specific allowances for losses may be established for non-performing and potentially impaired loans based on a comparison of the recorded carrying value of the loan to either the present value of the loan’s expected cash flow, the loan’s estimated market price or the estimated fair value of the underlying collateral. The allowance is increased by charges to operations and decreased by charge-offs (net of recoveries). Loan loss estimates are reviewed periodically and adjustments are reported in earnings when they become known.  Because any decision regarding the allowance for loan losses reflects a judgment about the probability of future events, there is an inherent risk that such judgments will prove incorrect.  In such event, actual losses may exceed (or be less than) the amount of any allowance.  To the extent that we experience losses greater than the amount of our allowances, we may incur a charge to our earnings that will adversely affect our operating results and the amount of any distributions payable to our stockholders.  In cases where loans are restructured, the restructuring is considered a troubled debt restructuring and is evaluated accordingly for impairment based upon the expected present value of the cash flows of the loan as restructured compared to the present value of cash flows as required under the original terms of the loan,

Asset held for sale
In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (FAS 144), we classify the assets and liabilities of a business as held for sale when management approves and commits to a formal plan of sale, an active marketing plan to sell the asset has been initiated and it is probable that the sale will be completed within one year. Assets identified as held for sale are classified separately on our balance sheet and the related results of operations are reported as discontinued operations on our statement of operations. While these classifications do not have an effect on total assets, net equity or net income, they affect the classifications within each statement. Additionally, a determination to classify an asset as held for sale affects depreciation expense as long-lived assets are not depreciated while classified as held for sale.

Assets classified as held for sale are carried at the lower of their carrying amount or fair value net of estimated selling costs.  Losses are recognized immediately where the carrying value exceeds fair value and gains are recognized at the time of sale.  Future costs associated with a disposal activity are recognized in the period in which the cost is incurred.

Fair Value
We measure or monitor many of our assets and liabilities on a fair value basis. Fair value would be used on a recurring basis for assets and liabilities in which fair value is the primary basis of accounting, however we do not have any assets for which fair value is used on a recurring basis. Additionally, fair value is used on a non-recurring basis to evaluate assets for impairment or for disclosure purposes. Examples of these non-recurring uses of fair value include our mortgage loan portfolio, real estate owned and investments in real estate ventures, our debts, certain loans held for sale accounted for on a lower of cost or market basis, and long-lived assets. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We have not elected for any of our assets or liabilities to be accounted for under SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (FAS 159).  Depending on the nature of the asset or liability, we use various valuation techniques and assumptions when estimating fair value, which are in accordance with SFAS No. 157, Fair Value Measurements, (FAS 157), and FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active, when applicable.

In accordance with FAS 157, we applied the following fair value hierarchy:

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

Recent Accounting Developments
In December 2007, the FASB issued SFAS No. 141R, Business Combinations, (FAS 141R).  This Statement replaces SFAS No. 141.  FAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree.  FAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The adoption of FAS 141R did not have any effect on our historical financial statements.  See Note 14 - Acquisition, for the application of this standard to the business acquisition that occurred during the six months ended June 30, 2009.

In April 2009, The FASB issued Staff Position No. FAS 107-1 and Accounting Principles Board 28-1, Interim Disclosures About Fair Value of Financial Instruments, (FSP FAS 107-1).  FSP FAS 107-1 extends the existing disclosure requirements related to the fair value of financial instruments to interim periods that were previously only required in annual financial statements.  Given that FSP FAS 107-1 provides for additional disclosures, its adoption did not have any impact on the Company’s consolidated financial statements.  The disclosure requirements under FSP FAS 107-1 are included in Note 12 to the consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which establishes general standards of accounting and disclosure for events that occur after the balance sheet date but before the financial statements are issued. This new standard was effective for interim or annual periods beginning after June 15, 2009.  The Company adopted the application of this statement and has provided the new disclosures as required.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), to improve financial reporting by enterprises involved with variable interest entities by addressing (1) the effects on certain provisions of FIN 46R, as a result of the elimination of the qualifying special-purpose entity concept in FASB Statement No. 166, Accounting for Transfers of Financial Assets, and (2) constituent concerns about the application of certain key provisions of FIN 46R, including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2009, with earlier adoption prohibited. We are currently assessing the potential impacts, if any, on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles. This standard replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes only two levels of U.S. GAAP, authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. This standard is effective for financial statements issued for fiscal years and interim periods ending after September 15, 2009.   We do not believe this standard will have any impact on our consolidated financial statements, other than our disclosures.

Note 3 - Mortgage Investments
Mortgage investments represent first and second lien positions on acquisition and development, construction and commercial property loans. As of June 30, 2009, all of our loans had fixed interest rates and provided for payment of interest only with a “balloon” payment of principal payable in full at the end of the loan term.

The following tables present our mortgage investments (dollars in thousands):
	June 30, 2009
Loan Type	Number of Loans	Balance	Allowance for Loan Losses	Net Balance	Weighted Average Interest Rate (1)	Portfolio Percentage
Acquisition and development loans	21	$53,855	$14,466	$39,389	12.3%	94.8%
Construction loans	3	2,945	678	2,267	9.2%	5.2%
Commercial property loans	1	7	-	7	6.5%	0.0%
Total mortgage investments	25	$56,807	$15,144	$41,663	12.1%	100.0%

	December 31, 2008
Loan Type	Number of Loans	Balance	Allowance for Loan Losses	Net Balance	Weighted Average Interest Rate (1)	Portfolio Percentage
Acquisition and development loans	28	$72,507	$17,885	$54,622	12.3%	80.3%
Construction loans	7	3,428	636	2,792	9.7%	3.8%
Commercial property loans	2	14,408	2,284	12,124	14.0%	15.9%
Total mortgage investments	37	$90,343	$20,805	$69,538	12.5%	100.0%

(1) Represents the stated rate of the loan.

The following table presents our mortgage investments by geographic location (dollars in thousands):
	June 30, 2009				December 31, 2008
Location	Balance	Allowance for Loan Losses	Net Balance	Original Balance Portfolio Percentage	Balance	Allowance for Loan Losses	Net Balance	Original Balance Portfolio Percentage
Nevada	$18,172	$(10,317)	$7,855	32.0%	$51,532	$(17,268)	$34,264	57.1%
California	13,274	(998)	12,276	23.4	13,274	(998)	12,276	14.7
Texas	10,425	(210)	10,215	18.3	10,425	(210)	10,215	11.5
Arizona	7,540	(2,710)	4,830	13.3	7,711	(1,420)	6,291	8.5
Missouri	7,396	(909)	6,487	13.0	7,401	(909)	6,492	8.2
Total	$56,807	$(15,144)	$41,663	100.0%	$90,343	$(20,805)	$69,538	100.0%

The following tables present details on non-performing and impaired loans and related allowance for loan losses as of June 30, 2009 and December 31, 2008 (dollars in thousands):
	June 30, 2009		December 31, 2008
	Number of Loans	Balance	Number of Loans	Balance
Non-performing loans with a specific valuation allowance	18	$38,524	24	$65,903
Non-performing loans without a specific valuation allowance	4	12,136	5	17,822
Related allowance for loan losses on non-performing loans	-	(13,834)	-	(20,805)
Total non-performing loans	22	$36,826	29	$62,920

Performing loans - no related allowance	1	$7	8	$6,618
Performing loans - related allowance	2	6,140	-	-
Related allowance for loan losses on performing loans	-	(1,310)	-	-
Total performing loans	3	$4,837	8	$6,618

Total	25	$41,663	37	$69,538

Interest income recognized on impaired loans for the three months ended June 30, 2009 and 2008 was $4,000 and $396,000, respectively.  Interest income recognized on impaired loans for the six months ended June 30, 2009 and 2008 was $4,000 and $1.2 million, respectively.

During the six months ended June 30, 2009 we sold property collateralizing two of our mortgage investments in loans with a carrying value of $293,000 for cash proceeds of $275,000, resulting in an $18,000 loss on sale.  During the six month period ended June 30, 2008, we sold a mortgage loan for $2.7 million which had a carrying value of $2.7 million.  No gain or loss was recognized on sales during the first six months of 2008.

In April 2009, we foreclosed on a nonperforming loan collateralized by an operating business with an aggregate original loan balance of $14.4 million; see also Note 14 - Acquisition.  Upon foreclosure, we initially measured the fair value of the real estate property and business acquired at $12.1 million, but after further examination, we now value the real estate property and related business at $10.0 million. We charged off the allowance related to this loan in the amount of $4.4 million.

At the acquisition date and as of June 30, 2009, we have classified the real estate property and related business as an asset held for sale and have measured its assets in accordance with FAS 144.  The related results of operations are reported as discontinued operations on our consolidated statement of operations for the three months ended June 30, 2009; see also Note 15 – Discontinued Operations.

The following is a roll forward of the allowance for loan losses for the three and six months ended June 30, 2009 and 2008, and year ended December 31, 2008 (dollars in thousands):
	Three Months Ended		Six Months Ended		Year Ended
	June 30,		June 30,		December 31,
	2009	2008	2009	2008	2008
Balance, beginning	$15,152	$24,854	$20,805	$25,444	$25,444
Provision for loan loss	4,732	5,356	5,938	5,667	21,491
Amounts charged off	(4,377)	-	(4,377)	(300)	(5,600)
Transfers to real estate owned	(363)	(15,767)	(7,222)	(16,368)	(20,530)
Balance, ending	$15,144	$14,443	$15,144	$14,443	$20,805

Note 4 – Real Estate Owned
During the six months ended June 30, 2009, we foreclosed on properties with a fair value of $11.6 million which is comprised of loans with an aggregate original balance of $18.8 million and transferred them to real estate owned.  In addition, we disposed of approximately $35,000 of real estate owned for cash proceeds of $32,000, resulting in a $3,000 loss on the sale.  We did not dispose of any real estate owned through sale during the six month period ending June 30, 2008.

During the six months ended June 30, 2009, we reclassified property valued at $28.1 million from real estate owned to investments in real estate, when we determined that the LLCs in which we were a member, became operating entities. During 2008 we contributed property valued at a total of $6.7 million to three joint ventures, in each of which we have between a 13% and a 50% non-controlling ownership interest.  See also Note 5 - Investments in Real Estate.

The following summary provides an analysis of the changes in real estate owned during the six months ended June 30, 2009 (dollars in thousands):
Balance December 31, 2008	$19,979
Foreclosures	11,612
Real estate consolidated as noncontrolling interest	828
Impairments	(1,495)
Sales of real estate owned	(35)
Adjustments to foreclosure costs	(187)
Real estate reclassified to investment in real estate, including noncontrolling interest	(28,056)
Balance June 30, 2009	$2,646

The following is a summary of the carrying value of our real estate owned as of June 30, 2009 and December 31, 2008 (dollars in thousands):
Description	Location	June 30, 2009	December 31, 2008
Undeveloped land	NV, AZ, CA	$1,054	$13,947
Single family residential lots	NV, AZ	-	1,707
Office building	NV, TX	1,592	2,613
Other	NV	-	1,712
Total		$2,646	$19,979

Note 5 – Investments in Real Estate

Joint Ventures
During the year ended December 31, 2008, we entered into three joint venture agreements with a third-party homebuilder for the construction of single family homes in Las Vegas, Nevada.  We contributed property to the joint ventures, which we had previously acquired through foreclosure and classified as real estate owned.  These ventures are accounted for under the equity method of accounting because we have between a 13% and a 50% non-controlling ownership interest.  Our venture partner manages the operations of the joint ventures.  All major decisions require the approval of both joint venture partners, and voting rights and the sharing of profits and losses are in proportion to the ownership percentages of each joint venture partner.  We recorded our initial investment in the three ventures in an aggregate amount of $6.7 million, the carrying value of the lots which approximated fair value at the time of the formation of the joint venture.  We have no responsibility to provide additional funding to the ventures.  Additional funding for the construction of homes and sales of such will be provided by our venture partner or incurred by the joint venture.  Our share of losses, if any, would be limited to the value of lots contributed.  During the first six months of 2009, three homes were constructed and sold to homeowners.  We received cash proceeds of $184,000 from these sales, resulting in a decrease of an outstanding receivable of $19,000 and a return of $165,000 of our equity investments.  During the six months ended June 30, 2009, we recognized a loss in our equity in these joint ventures of $712,000, a direct result of impairments on the assets due to a decrease in the value of  lots contributed.

Investments Accounted for under the Cost Method
As of June 30, 2009 and December 31, 2008 we had $3.3 million and $1.0 million, respectively, in real estate investments that we accounted for under the cost method.   During the six months ended June 30, 2009, we evaluated certain of our assets that we held in real estate owned and determined that activities occurring within the LLCs in which we are a member constituted those of an operating entity.  We reclassified $3.0 million of these assets, previously classified as real estate owned, into cost method investments after we determined that our ownership percentages in those properties was less than 20% and we do not exercise significant influence.  Upon reclassification of these investments, accruals related to expenses within these LLCs were reclassified and offset as adjustments to the carrying value on these assets in the amount of $131,000.  We have evaluated the carrying value of our cost method investments for impairment and have concluded that the decrease in value of our cost method investments is other than temporary resulting in an impairment of $622,000.

Investments Accounted for under the Equity Method
We held $4.6 million in other equity real estate investments that we accounted for under the equity method of accounting at June 30, 2009 and $0 at December 31, 2008.   During the six months ended June 30, 2009, we evaluated certain of our assets that we held in real estate owned and determined that activities occurring within the LLCs in which we are a member, constituted those of an operating entity.  We reclassified $13.2 million of these assets, previously classified as real estate owned, into equity method investments in real estate after we determined that our ownership percentages in those properties was greater than 20% but less than 50%.  Upon reclassification of these investments, accruals related to expenses within these LLCs were reclassified and offset as adjustments to the carrying value of these assets in the amount of $576,000.  In addition, we recognized a loss on our equity in these real estate investments of $8.0 million, a direct result of impairments on the assets due to a decrease in value of the underlying properties fair value and our share of certain losses within the LLCs.

Fully Consolidated Investments in Real Estate
At June 30, 2009, we held $8.3 million in fully consolidated real estate investments, including a noncontrolling interest in an LLC with an original value of $828,000.  We did not hold any fully consolidated investments in real estate at December 31, 2008.  During the six months ended June 30, 2009, we evaluated certain of our assets that we held in real estate owned and determined that activities occurring within the LLCs in which we are a member, constituted those of an operating entity.  We reclassified $11.9 million of these assets, previously classified as real estate owned, into fully consolidated investments in real estate after we determined that our ownership percentages in those properties was greater than 50% and that we controlled the entity.  We recognized impairments in these real estate investments of $3.7 million.

During the six months of 2009, we consolidated the equity and net operating income and expenses of one entity, which had previously been classified as real estate owned, after we determined that certain events within the LLC, specifically the addition of debt, changed our current classification from that of real estate owner to that of an operating entity. Accordingly, we have consolidated this entity and reflected the non-controlling interest under the provisions of Statement of Financial Accounting Standards (SFAS) No. 160, Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51, (FAS 160).

The following summary provides an analysis of the changes in investments in real estate during the six months ended June 30, 2009 (dollars in thousands):
	Fully		Other Equity
	Consolidated	Equity Method	Method	Cost Method
	Investments	Joint Ventures	Investments	Investments	Total
Balance December 31, 2008	$-	$6,167	$-	$1,000	$7,167
Assets reclassified from real estate owned	11,103	-	13,116	3,009	27,228
Consolidation of noncontrolling interest	828			-	828
Sales of joint venture property	-	(165)	-	-	(165)
Impairments on real estate investments	(3,668)			(622)	(4,290)
Other adjustments to carrying value	-		(576)	(131)	(707)
Equity in loss on real estate investments	-	(712)	(7,958)	-	(8,670)
Balance June 30, 2009	$8,263	$5,290	$4,582	$3,256	$21,391

The following is a summary of our investments in real estate at June 30, 2009 and December 31, 2008 (dollars in thousands):
		June 30,	December 31,
Description	Location	2009	2008
Undeveloped land	NV, AZ, CA	$8,698	$-
Single family residential lots	NV, AZ	6,785	6,167
Office building	NV, TX	302	-
Other	NV	5,606	1,000
Total		$21,391	$7,167

At June 30, 2009, our investments in real estate were held in 27 limited liability companies, and our ownership percentage ranged from negligible to 100%.

Note 6 - Stock Based Compensation
The Board of Directors adopted the 2004 Stock Incentive Plan of Desert Capital REIT, Inc. (the “Plan”), and we have reserved 1,000,000 shares of common stock for issuance under the Plan. As of June 30, 2009 we have granted awards for 108,000 restricted shares in aggregate to our Board of Directors and certain executive officers under the Plan. The shares were granted in annual grants to our directors.

There was no restricted stock expense for the three and six months ended June 30, 2009 and 2008.

Note 7 - Premises and Equipment
Premises and equipment are as follows (dollars in thousands):
	June 30, 2009	December 31, 2008
Premises and improvements	$7,468	$7,811
Equipment	100	100
Furniture and fixtures	421	411
Construction in progress	322	-
	8,311	8,322

Less accumulated depreciation	(1,473)	(1,507)
Premises and equipment, net	$6,838	$6,815

Note 8 – Loss per share
Loss per share is computed in accordance with FAS 128. Basic loss per share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding during each period. Diluted loss per share is calculated by dividing net loss by the weighted average number of shares outstanding plus the additional dilutive effect of unvested restricted stock during each period.  As of June 30, 2009 and 2008, there were no unvested shares outstanding under our stock incentive plan.

The following table shows loss attributable to common stockholders (dollars and shares in thousands):
	For the Three Months Ended		For the Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Net loss available to common stockholders:
Loss from continuing operations	$(18,737)	$(7,902)	$(22,970)	$(7,096)
Loss from discontinued operations, net	(453)	-	(453)	-
Net loss available to common stockholders	$(19,190)	$(7,902)	$(23,423)	$(7,096)

Weighted average number of common shares outstanding
basic and diluted	16,835	16,808	16,835	16,795

Loss from continuing operations	$(1.11)	$(0.47)	$(1.36)	$(0.42)
Discontinued operations	(0.03)	-	(0.03)	-
Basic and diluted loss per common share	$(1.14)	$(0.47)	$(1.39)	$(0.42)

Note 9 - Dividends and Redemption Requests
To maintain our status as a REIT, we are required to make dividend distributions, other than capital gain dividends, each year in an amount at least equal to 90% of our taxable income.  All dividend distributions are made at the discretion of our Board of Directors and depend on our earnings, both tax and GAAP, financial condition, maintenance of REIT status and such other factors as the Board of Directors deems relevant.  No dividends were paid during six months ended June 30, 2009.  The following table lists the dividend declaration dates and per share amounts for the six months ended 2008:
Declaration Date	Distribution Date	2008
January 31	February 15	$0.100
February 29	March 14	0.025
March 31	April 15	0.025
April 30	May 15	0.025
May 31	June 13	0.025
June 30	July 15	0.025
Total		$0.225

Upon the death of a stockholder, at the option of the stockholder’s estate, the estate has a limited right of redemption with respect to the common stock.  This right of redemption has been accounted for under SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” and at June 30, 2009, we had redemption requests of 124,000 shares of common stock totaling $1.4 million.

Note 10 – Debt

Bank Note
We had a $7.5 million secured bank note with a term of one year that matured in February 2009.  The note, which was originally a credit facility, was established for short-term funding needs  and  bears interest at a  rate equal to the prime rate plus 75 basis points, with a floor of 7.0%.  The interest rate at June 30, 2009 was 7.0%.  At June 30, 2009 and December 31, 2008, we had an outstanding balance of $960,000 and $1.4 million, respectively. Certain of our assets are collateral for this note and their value exceeds the note balance on June 30, 2009. In January 2008, $1.0 million was borrowed, and was not repaid within the 90-day time required by terms of the bank note. The bank granted us an extension to February 22, 2009, the maturity date of the note, to pay the $1.0 million defaulted principal balance and waived default-rate interest through the date of the extension.  Our bank note matured and we were unable to repay the outstanding balance in accordance with the terms of the agreement. In March 2009, the bank agreed to reduce the maximum amount of the note to its balance at the time of modification, or $1.2 million, extend the maturity of the note for 12 months and to modify certain of the covenants. In addition, we agreed to the following minimum principal payments:  $100,000 by March 31, 2009 and $25,000 by June 30, 2009, $50,000 by November 30, 2009, $100,000 by December 31, 2009, and any remaining balance is due on February 22, 2010.  We have made principal payments in the aggregate amount of $200,000 since the modification date of March 31, 2009.  All interest payments are due in accordance with the original terms of the loan. The related loan agreement contains customary default provisions and requires us to maintain certain financial ratios at quarterly determination dates.  Our ability to incur additional debt is also limited.  At June 30, 2009 and as of the date of this filing, we are not in compliance with certain of the covenants under this loan agreement.

Other Notes Payable
During the first three months of 2009, we entered into two debt agreements totaling $1.8 million. We set aside interest reserves with a balance of $275,000 at June 30, 2009, which have been reflected  as a reduction in the note balance, resulting in a net note balance of $1.5 million.   Interest is accrued and paid on the principal amount of the notes, or $1.8 million.  The interest rates on these notes range from 10% to 13%, and payments will be made monthly from the interest reserve account with a balloon payment of the principal balance due at maturity.  The debt is collateralized by certain of our real estate owned with a carrying value of $5.5 million.  The proceeds from the notes of $1.8 million, less closing costs, funding of the interest reserves and other fees were $1.2 million at the date of closing, and were classified as restricted cash on our balance sheet.  At June 30, 2009 this balance was $1.1 million. The cash is used for the payment of ownership costs such as property taxes and legal fees and servicing and property management fees paid to our related party loan servicer and property manager, CM Capital.   During the six months ended June 30, 2009, we recorded $60,000 of interest expense related to this debt.

During second quarter of 2009, we entered into an uncollateralized note payable agreement with a third party.  The principal balance on the note is $200,000 and bears interest at a rate of 10%.  Subsequent to June 30, 2009, we paid down the principal balance on the note in the amount of $100,000.

The following table presents a summary of our other notes payable (dollars in thousands):
Interest Rate	Maturity Date	Original Note Balance	Interest Reserves	Carrying Balance
10%	2/23/2011	$1,247	$(223)	$1,024
13%	3/13/2010	515	(52)	463
10%	9/12/2009	200	-	200
		$1,962	$(275)	$1,687

Mortgage Loans Payable
We have a mortgage loan from a bank, with an outstanding principal balance of $6.2 million and $6.3 million as of June 30, 2009 and December 31, 2008, respectively.  This loan bears interest at a rate equal to the prime rate, with a floor of 6.75% and a ceiling of 7.75%. Principal and interest are payable monthly and the note matures in 2026, with no prepayment penalty. The interest rate on June 30, 2009 and December 31, 2008 was 6.75%. The mortgage is secured by our office building in Henderson, Nevada. We were in compliance with all financial covenants related to this loan as of June 30, 2009.

We assumed a first lien mortgage payable to a bank upon foreclosure of a 10,330 square foot office building in Houston, Texas in November 2007 to preserve our interest in the property. The loan had an outstanding principal balance of $1.5 million as of June 30, 2009 and $1.6 million as of December 31, 2008.  The note bears interest equal to the prime rate minus 50 basis points (2.75% at June 30, 2009), and matures in April 2011, with no prepayment penalty.  Principal and interest are payable monthly.

Junior Subordinated Notes Payable
In June 2006, we issued $30.0 million in unsecured trust preferred securities through a newly formed Delaware statutory trust, Desert Capital TRS Statutory Trust I, which is our wholly-owned subsidiary.  The securities bear interest at a floating rate based on the three-month LIBOR plus 400 basis points, which reset each calendar quarter, which was 5.04% and 7.47% on June 30, 2009 and December 31, 2008, respectively.

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

Our junior subordinated notes contain customary default provisions and require us to maintain certain financial ratios at quarterly determination dates, including a minimum tangible net worth requirement.  Our ability to incur additional debt is also limited.  In June 2008 we entered into an agreement with the holders of the trust preferred securities to modify the tangible net worth covenant contained in our indenture through December 31, 2008.  In exchange for the modification we agreed to establish a cash reserve account into which we would make monthly deposits of 25% of our net income until such time as the balance of the reserve account is at least equal to $2.1 million. In addition, in the event that the aggregate amount of the dividends that we pay during any month exceeds the amount that we deposit into the reserve account during such month, we must also deposit into the reserve account 25% of each principal payment we receive in respect of any of our mortgage loans until the amount of the short-fall has been deposited into the reserve account.  We were required to replace the reserve account with a letter of credit in the face amount of $2.1 million as security for the trust preferred securities prior to December 31, 2008; however, we were unable to do so.  At June 30, 2009, the balance in such reserve account was $425,000, which is reflected as restricted cash on our balance sheet.  At June 30, 2009, interest payable on the securities was $255,000.

At June 30, 2009 and December 31, 2008, we were not in compliance with all covenants as modified.   On April 3, 2009, we received a written notice of the tangible net worth default from the holders of the preferred securities, which was not cured.  On July 27, 2009, we received a written Notice of Event of Default and Acceleration from the holders of the preferred securities that because our tangible net worth was less than $100 million, a default had occurred under the our junior subordinated indenture which had continued for more than 30 days and had caused an event of default to occur under the junior subordinated indenture.  The notice further stated that as a result of the occurrence of such event of default, the principal amount of our obligations under the junior subordinated indenture, together with any and all other amounts payable thereunder had been accelerated and declared to be immediately due and payable by the holders of the preferred securities.  The notice further stated that the holders of the preferred securities, may at their option, pursue all available rights and remedies.  Prior to the acceleration of the obligations, no default in the payment of principal or interest had occurred under the junior subordinated indenture.  On July 27, 2009, we also received a copy of a written notice to the trustee under our junior subordinated notes from the holders of the preferred securities directing the trustee to withdraw the amount on deposit in the reserve account and apply such amount to the payment of amounts due and owing to the holders of the preferred securities.

We are in negotiations with the holders of the preferred securities to negotiate a restructuring of obligations to the holders of the preferred securities, although there can be no assurance that such efforts will be successful.

Note 11 - Commitments and Related Parties
CM Group is our Advisor and oversees our day-to-day operations including asset, liability and capital management. In lieu of paying salaries to officers, we compensate our Advisor pursuant to an advisory agreement that entitles it to first-tier management compensation, second-tier management compensation, and reimbursement of expenses.  The officers and majority owners of our Advisor are also our executive officers. The annual first-tier management compensation is 1% of the first $200 million of gross average invested assets plus 0.8% of the gross average invested assets in excess of $200 million, to be paid quarterly.   The first-tier management compensation for the three and six months ended June 30, 2009 was $365,000 and $742,000, respectively, and $424,000 and $846,000 for the three and six months ended June 30, 2008, respectively. At June 30, 2009, $1.3 million of first tier management compensation was included in accounts payable and accrued expenses.

The second-tier management compensation is a tiered percentage of the amount of our taxable income excluding provision for loan loss and capital losses, before deducting second-tier compensation less a threshold return, which is the net income that would produce an annualized return on our average invested assets equal to the 10-year U.S. Treasury rate plus 1.0%. The tiered percentage is calculated on the weighted average of 20% of the first $200 million of average invested assets and 10% of the excess over $200 million of average invested assets. The second-tier management compensation is calculated quarterly and any positive quarterly amount is paid by us, along with the first-tier management compensation, within 15 days of receipt of the computations.  Second-tier management compensation for the three and six months ended June 30, 2009 and 2008 was zero.

During 2008, the composition of our investment portfolio changed dramatically from a performing loan portfolio to a defaulted loan and foreclosed property portfolio. Our Advisor, CM Group, receives a management fee for general management of the day-to-day operations of the REIT. With the changing composition of our assets, the functions being performed by our Advisor, and to a larger degree, CM Capital, our loan originator and servicer, increased and changed significantly. CM Capital’s function as loan servicer has historically been to collect interest payments from the borrowers and to distribute interest payments to the investors.  As compensation for this service, the borrower would pay CM Capital a servicing fee. As the borrowers began defaulting on their loans, CM Capital was no longer able to collect the servicing fees on defaulted loans. At the same time, CM Capital began to perform more complex functions related to the defaulted loans and ultimately the foreclosed property, such as soliciting investor votes on the handling of defaulted loans, handling foreclosure proceedings, processing and paying carrying costs, negotiating with borrowers and builders, structuring joint venture agreements, selling property and designing and executing other workout strategies on behalf of the investors. In December 2008, CM Capital services determined that it could no longer advance the carrying costs and workout/resolution costs related to the properties on which it had foreclosed on behalf of the investors, and sent a letter to the investors (owners) of the foreclosed properties giving the investors the option to assume the responsibility for their own asset management functions, or pay CM Capital to provide such services. DCR received such a letter, and in March 2009, agreed to have CM Capital provide asset management services on its behalf. In exchange for such services, we agreed to pay CM Capital an annual fee equal to 2.5% of the original loan amount of the foreclosed properties, calculated from the date of foreclosure. For the three and six months ended June 30, 2009, this fee totaled $106,000 and $769,000, and is included in management and servicing fees in the consolidated statement of operations.  At June 30, 2009, $198,000 is payable and included in management and servicing fees payable on the consolidated balance sheets.

In order to facilitate payment of certain carrying costs and servicing and property management fees, during the six months ended June 30, 2009, we incurred debt totaling $1.8 million. CM Capital served as our debt placement agent and servicer, for which we paid placement fees of $64,000.  In addition, we funded interest reserves related to the notes payable of $317,000, which are being held in a trust account by CM Capital.  The net proceeds, less closing costs, funding of the interest reserves and other fees of $1.2  million at the date of closing were classified as restricted cash on our balance sheet for the purpose of the payment of costs associated with being a land owner and servicing and property management fees payable to CM Capital.  The balance of the restricted cash account at June 30, 2009 is $1.1 million. The cash is being held by CM Capital for our benefit in a trust account.

The dealer-manager of our offering of common stock, CM Securities, directs and oversees the sale of our equity securities. CM Securities receives a marketing support fee and sales commissions based on the number of shares of common stock it sells. CM Securities contracts with third party broker-dealers to have a larger sales distribution of equity securities and compensates them out of the sales commissions and marketing support fees it receives from us. Because CM Securities is controlled by our Advisor, it is our affiliate. CM Group acquired ownership of CM Securities on November 21, 2007 and prior to November 21, 2007, CM Securities was owned by our CEO.  Due to the general collapse of the real estate market beginning in late 2007, and the impact of declining real estate values on our mortgage investments, our Board of Directors suspended the sale of Desert Capital REIT shares as of February 22, 2008.  As a result, CM Securities did not earn any sales commissions or marketing support fees for the three months and six months ended June 30, 2009.  CM Securities earned gross sales commissions and marketing support fees for the three and six months ended June 30, 2008 of $0 and $36,000, respectively.  CM Securities paid a substantial portion of these fees to third party broker dealers.

In September 2005, a third-party borrower asked us to enter into a land banking transaction, meaning that we would purchase a tract of land, and simultaneously enter into an option contract with the borrower, pursuant to which the borrower would purchase smaller parcels of the initial tract from us over time at a specified price, until it had purchased the entire initial tract.  Due to the rules with which we must comply to maintain our REIT status, actual title to that land had to be owned by a separate entity and could not be held by the Company.  As an accommodation to us and the third-party borrower, our CEO, Todd Parriott formed a company, CM Land, LLC, for the specific purpose of holding title to that land.  We funded $11.9 million of loans to CM Land,  secured by the property. In May 2007, the borrower did not exercise its option under the contract to purchase the remaining portion of the land.  As a result, we foreclosed on the property, and our investment in the loan was converted to membership units representing a 37.6% interest in the limited liability company.  In September 2007, the limited liability company borrowed $13.7 million from private trust deed investors to repay the first position lien-holder, and we guaranteed this debt.  We receive a fee for guaranteeing this debt and for the three and six months ended June 30, 2009, we earned $103,000 and $171,000, respectively, in guarantee fees.   At June 30, 2009, we have recorded an aggregate impairment of $11.9 million related to this property, resulting in a net carrying value of zero.

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

In November 2007, our wholly owned subsidiary, Desert Capital TRS, Inc, (TRS), sold all of the issued and outstanding units of CM Capital to CM Group, for the following consideration:

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

In addition to the consideration received, we receive a contingent installment payment from CM Capital on loans we fund. The $8.25 million contingent payment (the “Installment Payment”) is payable  as follows: CM Group will pay or cause CM Capital to pay to TRS, on the last day of each calendar quarter, an amount equal to: (i) 1% of the principal amount of all mortgage loans originated or brokered by CM Capital or any of its affiliates and funded by us during such calendar quarter for the first $200 million of mortgage loans funded during each calendar year; and (ii) 0.5% of the principal amount of all mortgage loans originated or brokered by CM Capital and funded by us during such calendar quarter in excess of $200 million during each calendar year, commencing on December 31, 2007 and continuing on the last day of each calendar quarter thereafter, until TRS has received $8.25 million.  TRS’ right to receive the Installment Payment is secured by all of the outstanding membership units of CM Capital.   For the three and six months ended June 30, 2009, we recognized no income.  For the three and six months ended June 2008, we recognized income of $3,000 and $134,000, respectively related to the contingent installment payment.

We also entered into a loan origination agreement with CM Capital and CM Group, which terminates one month after the last day of the month in which the Installment Payment is paid in full.   During the term of the Loan Origination Agreement we have the right to fund all mortgage loans identified by CM Capital or any affiliate of CM Group or CM Capital that becomes engaged in the business of originating or brokering commercial loans. During the six months ended June 30, 2009, we did not fund any loans originated by CM Capital.

During 2008, CM Capital was not in compliance with certain financial covenants contained in the loan agreement related to the $15.5 million promissory note payable to TRS.  In August 2008, our Board of Directors formed a special committee of independent directors to review the financial covenants and approve a strategy to resolve the defaulted status of the loan. We granted CM Capital a limited waiver, either to enter into an amendment to the loan agreement to modify such financial covenants upon terms and conditions and in form and substance satisfactory to TRS or demonstrate that CM Capital is in compliance with the loan agreement and will be in compliance with the loan agreement at December 31, 2008.  In October 2008, the Special Committee and CM Capital agreed to modify the loan terms, and in November 2008 we executed documents to evidence the modification.  Under the terms of the modification, principal payments on the note were deferred for two years, and the interest rate was reduced from 9% to 6% per annum effective as of July 1, 2008.  Additionally, the working capital financial covenant was replaced with the requirement to maintain a cash balance of $250,000 at the end of each quarter, and the first measurement period for the fixed charge coverage ratio was moved from December 31, 2007 to December 31, 2008.  Based on the modified terms of the promissory note, we evaluated the promissory note in accordance with FAS 114, and determined that the modification resulted in an impairment based on the present value of the expected future cash flows under the modified terms.  Accordingly, and included in the $12.9 million note receivable balance, we have provided an allowance for loan loss of $1.9 million to reflect this impairment.  As of December 31, 2008 and June 30, 2009, CM Capital was in compliance with the modified financial covenants set forth above.   We earned interest of $223,000 and $444,000 during the three and six months ended June 30, 2009 and $344,000 and $697,000 for the three and six months ended June 30, 2008, respectively.

During the six months ended June 30, 2009, we entered into an uncollateralized note payable agreement with Residential Capital Mortgage Corporation (RCMC), an entity owned by certain of our officers, for working capital purposes, related to the operation of the gentlemen’s club on which we foreclosed in April 2009 in the principal amount of $50,000.  See Note 14 - Acquisition.  This note bears interest at a weekly interest rate of 1.5%, and is due upon the sale of our acquired business.  The note is classified within our liabilities held for sale on our balance sheet.

We lease office space to CM Group, CM Securities, CM Capital, and RCMC under non-cancelable operating leases which expire in July 2010.  Total rents received from related parties for the three and six months ended June 30, 2009 and 2008 were $130,000 and $259,000, respectively.

Note 12 - Fair Value of Financial Instruments
Fair Value under FAS 157 is applied prospectively effective January 1, 2008.  Under FAS 157, we are required to take into account our own credit risk when measuring the fair value of our liabilities.  Fair value is best determined based upon quoted market prices. However, in many instances there are no quoted market prices for various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate, estimates of future cash flows and realization of collateral. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

The following table summarizes the carrying values and the estimated fair values of financial instruments as of June 30, 2009 and December 31, 2008 (dollars in thousands):
	June 30, 2009		December 31, 2008
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash, cash equivalents and restricted cash	$1,589	$1,589	$1,629	$1,629
Interest receivable	26	26	531	531
Note receivable - related party	12,859	10,172	12,600	11,024
Mortgage investments - net	41,663	41,447	69,538	68,773

Financial liabilities:
Bank note	960	863	1,360	1,274
Notes payable	1,687	1,629	-	-
Mortgages payable	7,726	7,137	7,893	7,264
Junior subordinated notes	30,928	24,590	30,928	27,493

We used the following methods and assumptions in estimating the fair value of each class of financial instrument:

●	Cash, cash equivalents and restricted cash: The carrying values of cash and short-term instruments approximate fair values.
●	Interest receivable: Carrying values approximate fair values due to their short term nature.
●
Note receivable – related party: Fair value is estimated using discounted cash flow analyses based on a rate reflective of the current market environment for a similar period, the fixed amount of the note receivable and an estimated risk of default based on similar business operations and history of operations.  We considered these inputs as Level 3.

●
Mortgage investments-net:  At June 30, 2009 and December 31, 2008 the fair value of fixed rate loans currently classified as performing, was computed based on the probability of collection of the cash flow, a risk free rate of return on all estimated cash flows, the estimated realization of collateral based on recent history and the fixed interest rate of the loans.  At June 30, 2009 and December 31, 2008, substantially all of our impaired loans were evaluated based on the fair value of their underlying collateral based upon the most recent appraisal available to management or recent transaction prices for similar collateral, and as such, the carrying values of these instruments, net of allowance for loan losses, approximates the fair value.  Fair value inputs on performing and non-performing loans are considered Level 3.

●
Bank note:  The value of our variable rate-term borrowing, classified as Level 3, were estimated using a cash flow analysis, taking our credit standing into consideration, as well as the excess assigned collateral, and a rate reflective of the current market environment.

●
Mortgage loans payable and notes payable:  For June 30, 2009 and December 31, 2008 our credit standing was taken into consideration, as well as the assigned collateral which was considered more than adequate, the estimated risk to the lender of the collateral to the loan balance and rates reflective of the current market environment, all of which were factors in the computation of fair value and were considered Level 3 inputs.

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

We do not have any assets or liabilities that are measured at fair value on a recurring basis.  The following table presents our assets and liabilities that are measured at fair value on a nonrecurring basis at June 30, 2009.  Level 1 and Level 2 data were not used in the fair value measurements.
	Estimated Fair Value	Level 3
Impaired mortgage investments	36,826	36,826
Investments in real estate	21,391	21,391
Real estate owned	2,646	2,646

Note 13 – Commitments and Contingencies
We guaranteed approximately $13.7 million of indebtedness of Warm Jones, LLC, a limited liability company in which we own a 37.6% membership interest.  Under the original terms of the indebtedness, the note was due in October 2008 and subsequently modified, extending the maturity to February 2010.  The beneficiaries under the guarantee have the right to make demand on us under the guarantee to pay the entire $13.7 million if the borrower defaults on the note.   We have determined that our potential liability pursuant to FASB Interpretation No. 45 (FIN 45), “Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” is approximately $101,000 as of June 30, 2009 and December 31, 2008, and is included in accrued expenses in our consolidated balance sheets.

On July 27, 2009, we received a written Notice of Event of Default and Acceleration from the holders of the preferred securities that because our tangible net worth was less than $100 million, a default had occurred under our junior subordinated indenture which had continued for more than 30 days and had caused an event of default to occur under the junior subordinated indenture.  The notice further stated that as a result of the occurrence of such event of default, the principal amount of all of our obligations under the junior subordinated indenture, together with any and all other amounts payable thereunder had been accelerated and declared to be immediately due and payable by the holders of the preferred securities.  The notice further stated that the holders of the preferred securities, may at their option, pursue all available rights and remedies.  To the extent we are unable to restructure our obligations to the holders of the preferred securities or other remedies under the junior subordinated notes and related junior subordinated indenture are exercised and enforced, it would have a material adverse effect on our financial condition.

Note 14 - Acquisition
On January 1, 2009, we adopted FAS 141R, which defines a business as an integrated set of activities and assets that is capable of being conducted and managed for the purpose of providing a return directly to investors.  All entities constituting a business (as defined) are subject to FAS 141R, including real estate acquired through foreclosure with operations of a business currently in place, not vacant land.

On April 22, 2009, we formed a subsidiary of our TRS, 3MO, LLC, to foreclose on a nonperforming loan collateralized by an operating business, a gentlemen’s club in Las Vegas, Nevada with an aggregate original loan balance of $14.4 million.  Upon foreclosure we initially measured the fair value of the real estate property and related business at $12.1 million, but after further examination, we now value the real estate property and related business at $10.0 million.

At the acquisition date and as of June 30, 2009, we have classified the real estate property and related business as an asset held for sale and have measured its assets in accordance with FAS 144.  The related results of operations are reported as discontinued operations on our consolidated statement of operations for the three months ended June 30, 2009.  See Note 15– Discontinued Operations.

The following table summarizes the estimated fair value of the nets assets acquired and liabilities assumed at the foreclosure date:
Description	Estimated Fair Value
Asset acquired:
Land, building and equipment	$10,036
Inventory	35
Prepaid expenses	16
Total assets acquired	10,087

Liabilities assumed:
Accounts payable and accrued expenses	64
Total liabilities assumed	64
Estimated fair value of net assets acquired	$10,023

The fair value of the consideration transferred to acquire the real estate property, related business and the assets acquired and liabilities assumed at the conversion date was $10.0 million.

Presenting an unaudited pro forma income statement as if the acquisition of the business occurred on the first day of the year presented would be impracticable since this estimate would require us to make assumptions in a prior period that cannot be independently substantiated due to our intent of the acquisition of the business as being held for sale.  We are actively marketing the property and operating the business for sale.

Note 15 – Discontinued Operations
Assets of the business acquired on April 22, 2009, as stated in Note 14 - Acquisition, have been classified as held for sale as of June 30, 2009.  Assets identified as held for sale are classified separately on our consolidated balance sheet and the related results of operations are reported as discontinued operations on our consolidated statement of operations for the three months ended June 30, 2009.

During the six months ended June 30, 2009, we entered into an uncollateralized note payable agreement with  RCMC, an entity owned by certain of our officers, for working capital purposes, related to the operation of the gentlemen's club on which we foreclosed in April 2009 in the principal amount of $50,000.  This note bears interest at a weekly interest rate of 1.5%, and is due upon the sale of our acquired business.  The note is classified within our liabilities held for sale on our balance sheet.

Subsequent to June 30, 2009 we entered into three uncollateralized note payable agreements with unrelated third parties in the aggregate principal amount of  $345,000 for working capital purposes related to the operation of the gentlemen's club on which we foreclosed.  The notes bear interest at weekly  interest rates of 0.625% and 1.5%.

The following assets and liabilities have been segregated and are included in assets and liabilities held for sale, as accounted for under FAS 144, in the consolidated balance sheet as of June 30, 2009 (dollars in thousands):
June 30, 2009
Accounts receivable	$37
Inventory	27
Fixed assets, net	10,040
Other assets	28
Assets held for sale	$10,132

Accounts payable and accrued expenses	$165
Note payable	50
Liabilities held for sale	$215

Three months ended
June 30, 2009
Revenue	$1,191
Cost of goods sold	846
Operating cost and expenses	788
Total operating cost and expenses	1,634
Operating loss	(443)
Interest expense	10
Loss from discontinued operations	$(453)

Note 16 - Subsequent Events
We entered into a note payable agreement with an unrelated third party with an original principal amount of $140,000 in July 2009.  The note bears interest at a rate of 10%, payable upon maturity in July 2012.  We received loan proceeds after the payment of closing fees in the amount of $127,000.

In August 2009, we acquired property through foreclosure or deed in lieu of foreclosure, with original loan balances of $171,000 and $115,000 in associated impairments, and classified the net balance as real estate owned.

In August 2009, we granted 16,000 restricted shares to our Board of Directors.

We evaluated subsequent events through August 13, 2009, the date the financial statements were available to be issued. Events or transactions occurring after June 30, 2009 but prior to August 13, 2009, that provided additional evidence about conditions that existed at June 30, 2009, have been recognized in the financial statements for the period ended June 30, 2009. Events or transactions that provided evidence about conditions that did not exist at June 30, 2009 but arose before the financial statements were available to be issued have not been recognized in the financial statements for the period ended June 30, 2009, but have been disclosed herein.

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

Our forward-looking statements are based upon our management’s beliefs, assumptions and expectations of our future operations and economic performance, taking into account the information currently available to us. Forward-looking statements involve risks and uncertainties, some of which are not currently known to us, that might cause our actual results, performance or financial condition to be materially different from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. Some of the important factors that could cause our actual results, performance or financial condition to differ materially from expectations are:

●	economic conditions impacting the real estate market and credit markets;
●	changes in interest rates;
●	potential impacts of changes to our strategies without stockholder approval;
●	an increase in the number of our loans that become non-performing;
●	our ability to sell assets;
●	our inability to obtain liquidity;
●	additional impairments on our assets;
●	our inability to restructure our obligations under our junior subordinated notes; and
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

Overview
The second quarter 2009 results reflect continued pressure from an uncertain economy and the struggling housing market.  For the three and six months ended June 30, 2009, we reported a net loss of $19.2 million and $23.4 million, respectively, compared to a net loss of $7.9 million and $7.1 million, respectively, for the three and six months ended June 30, 2008.  Contributing to the second quarter 2009 net loss was a $4.7 million provision for loan losses, a $408,000 impairment of real estate owned, and a $13.0 million impairment of real estate investments coupled with a reduction in total interest income of $2.0 million. The original balance of performing loans declined from $48.5 million at June 30, 2008 to $6.1 million at June 30, 2009, resulting in a significant loss of interest income for the current quarter.

While our entire portfolio of real estate investments continues to be negatively impacted by market forces, we continue to take important steps to address our portfolio issues and manage our cash position. The highlights of our first and second quarter actions are as follows:

●
Foreclosed on the underlying real estate securing loans with an original balance of $33.2 million, including our foreclosure and acquisition of a gentlemen’s club, our single largest asset within our portfolio which is classified as an asset held for sale on our balance sheet;

●	Placed $1.8 million of debt on specific assets to generate cash to be used for servicing and property management fees and real estate carrying and resolution costs;
●	Sold real estate for cash proceeds of $275,000; and
●	Negotiated a modification of our bank note to extend the maturity date of the existing note.

As the size of our real estate portfolio continues to increase due to continued foreclosure activity, our costs related to real estate ownership also increase. These costs include servicing and property management fees payable to CM Capital, property taxes, legal fees, maintenance costs and resolutions costs.  Because our portfolio of performing loans has shrunk to $6.1 million, our recurring cash flow is not sufficient to cover our general operating costs, including real estate carrying costs.  As a result, we determined that is was in the best interest of our company to leverage a small portion of our real estate assets in order to raise necessary operating capital. During the first six months in 2009, we entered into $1.8 million of debt, which was placed by CM Capital with individual trust deed investors. The cash proceeds from this debt were set aside to cover specific costs related to carrying and resolving our real estate portfolio, as well as 12 to 24 months of interest payments on the debt. We continue to closely monitor and manage our liquidity position, understanding that this is of critical importance in the current economic environment. With the addition of this debt, our ratio of debt to total assets increased to 40.7% at June 30, 2009, an increase from 32.8% at December 31, 2008.

Although the real estate and credit market disruptions continue to challenge us, we will continue to explore portfolio resolution strategies that will offer both operating liquidity and potential for longer term capital appreciation. We will also explore additional investment and business opportunities as they arise and as cash becomes available; however, due to the current credit market disruption, our investment opportunities are limited primarily due to our lack of capital available for investment.  Until we generate proceeds through the resolution of our non-performing loans and sale of real estate, we will not have cash available for new investments that will generate cash flows to us. We expect that the current state of the real estate and credit markets will continue to have an adverse effect on our operations throughout 2009.

With the decline in real estate values that were brought on by pressures in the subprime and credit markets, the performance of our portfolio and the value of our investments have been severely impacted. In response, our Board of Directors determined that it was in our and our stockholders’ best long-term interest to suspend the sale of our common stock as of February 22, 2008, and to reduce the monthly dividend from $0.10 to $0.025 per share. In October 2008, our Board further determined it was necessary to eliminate the monthly dividend for cash preservation purposes.

Our Investments
Real Estate Owned
We were established as a mortgage REIT; however, as our borrowers began defaulting on their obligations to us, our Advisor determined that, in many instances, the best course of action was to foreclose on the underlying collateral and take title to the property. Real estate owned consists of property acquired through foreclosure on mortgage loans. During the six months ended June 30, 2009, we foreclosed on ten loans with an aggregate original loan amount of $33.2 million, and a carrying value of $21.6 million, including our foreclosure and acquisition of a gentlemen’s club, our single largest asset within our portfolio, which is classified as an asset held for sale on our balance sheet.

Investments in Real Estate
Our interest in real estate owned may be held directly by us, or through LLCs. If we are one of several investors in a larger mortgage loan, such loans are foreclosed on using an LLC to facilitate foreclosing our lender interest along with private investors who hold the remaining loan balance. In these instances, our original investment in the loan is converted to proportionate interests in the LLC. In cases where our ownership interest in an LLC is greater than 50%, we analyze strategic alternatives to determine whether the property should be sold, contributed to a joint venture for development or held for future resolution.  We are also considering certain other strategic initiatives, such as developing and/or operating the real properties that we have acquired through foreclosure. In situations where our ownership interest in an LLC is less than 50%, our ability to make strategic decisions regarding the property is subject to the voting interests of a majority of the members of the LLC, which may hinder our ability to execute our desired strategy for the property.

Joint Ventures
When we pursue our resolution strategy of contributing foreclosed property to a joint venture, we account for our resulting ownership as an equity investment in real estate.  To date, we have entered into three joint venture arrangements with one joint venture partner, and have contributed land with an original carrying value of $6.7 million to the joint ventures. The current carrying value of these joint ventures is $5.3 million. Our joint venture partner, the developer, will construct homes on each of the three projects, and sell the completed homes to homeowners. Under terms of the joint venture agreements, the developer will fund the majority of the costs of construction, and we will receive our proportionate share of the lot contribution price plus between 13% and 50% of the profits on the sale of each home, depending on our ownership interest. We anticipate that the construction and sale of all the homes in each of the joint venture projects will take from 18 to 60 months.  During the first six months of 2009, three homes were constructed and sold to homeowners, resulting in cash proceeds to us of $184,000.

Investments accounted for under the Cost Method
In situations where our interest in an LLC represents less than 20% and we do have direct control over the LLC, we account for the investment under the cost method of accounting.  During the six months ended June 30, 2009, we determined that investments we previously held as real estate owned within LLCs, and with membership interests between negligible and 15%, should be classified as an investments in real estate under the cost method of accounting.  We reclassified these assets at their carrying value of $3.0 million.  The current carrying value of our cost method investments is $3.3 million.

Investments Accounted for Under the Equity Method
We determined that investments we previously held as real estate owned within LLCs, and with membership interests between 21% and 50%, should be classified as investments in real estate under the equity method of accounting.  We reclassified these assets at their carrying value of $13.1 million.  We held other real estate investments for which we accounted for under the equity method with a carrying value of $4.6 million,  at June 30, 2009 and $0 at December 31, 2008.

Fully Consolidated Investments in Real Estate
We held $8.3 million in fully consolidated  real estate investments. We did not hold any fully consolidated investments in real estate at December 31, 2008.  During the six months ended June 30, 2009, we evaluated certain of our assets that we held in real estate owned and determined that activities occurring within the LLCs in which we are a member, constituted those of an operating entity.  We reclassified $11.9 million of these assets, previously classified as real estate owned, into fully consolidated investments in real estate after we determined that our ownership percentages in those properties was greater than 50% and that we controlled them.  We recognized impairments on these real estate investments of $3.7 million.

If our interest is such that we have determined we hold a controlling interest after evaluation under FIN 46 or APB 18, we fully consolidate these investments on our balance sheet and reflect the minority position as noncontrolling interest on the balance sheet.   During the six months ended June 30, 2009, we determined that an investment we held as real estate owned within an LLC, and with a membership interest of 91%, should be consolidated and classified as an investment in real estate.

Mortgage Loans
At the time of our inception, our stated business plan was the investment in a variety of types of mortgage loans.  As of December 31, 2008, mortgage investments still constituted a majority of our investments; however, because of our current lack of access to capital, during 2009 we have not originated any new mortgage loans. We will not have funds available to make new investments in mortgage loans until we are able to resolve some of our non-performing loans, sell some of our real estate assets, or have access to the capital markets which are currently closed to us.  At the time of origination, our mortgage investments are short-term (12 to 18 months), balloon loans with fixed interest rates. A substantial portion of these loans consists of interest-carry loans, meaning we provide the borrower with sufficient financing to enable it to make the interest payments during the term of the loan. The interest-carry nature of our mortgage loans means that we may not be able to determine that a loan is non-performing until the balloon payment is due.  To date, all of the mortgage loans which we have funded have been identified by CM Capital. We do not have a contractual arrangement with any other mortgage originator. Our Board of Directors has not established any limits upon the geographic concentration of mortgage loans that we may acquire.  At June 30, 2009, 32.0% of our portfolio of mortgage investments was located in Nevada.  In addition, we have a significant concentration of credit risk with our largest borrowers.  At June 30, 2009, the aggregate amount of loans to our five largest borrowers was $43.1 million representing approximately 76% of our total investments in mortgage loans.  All but $6.1 million of this amount was classified as non-performing and $6.4 million was reserved in the allowance for loan losses.

Results of Operations for the three months ended June 30, 2009 compared to the three months ended June 30, 2008
Revenues:
Interest income is generated on our mortgage investments and our related party note receivable from CM Capital. Interest income decreased by $2.0 million, or 86.7%, to $302,000 for the three months ended June 30, 2009 from $2.3 million for the three months ended June 30, 2008. This decrease was due to an 89.2% decrease in the average balance of the performing loans in our portfolio from $56.9 million for the three months ended June 30, 2008 to $6.1 million for the three months ended June 30, 2009.

Other interest income decreased by $266,000, or 54.1%, to $226,000 for the three months ended June 30, 2009 from $492,000 for the three months ended June 30, 2008.  Approximately $120,000 of this decrease is due to the modification of the related party note receivable due from CM Capital.  The interest rate was reduced in late 2008 from 9% to 6%.  In addition there was a $143,000 decrease in interest income on our loans held for sale.  We did not hold any loans for sale in 2009.

Expenses:
Interest expense consists of interest on our notes payable, mortgage debt, bank note, and junior subordinated notes payable. Interest expense decreased 33.9%, to $557,000 for the three months ended June 30, 2009 from $842,000 for the three months ended June 30, 2008.   This decrease was a result of a decrease in the average interest rate on our variable rate debt to 5.5% from 7.6% during the three months ended June 30, 2008.

Non-interest expense, including provision for loan losses, impairments on real estate owned and real estate investments, and equity in losses of unconsolidated investments in real estate increased $9.5 million or 98.2%, to $19.2 million for the three months ended June 30, 2009 from $9.7 million for the three months ended June 30, 2008. The primary increases in non-interest expense were due to the increases in the impairments on our real estate investments, including our investments that we account for using the equity method of accounting.  Our equity in the losses of unconsolidated real estate investments increased by $8.7 million, up 100% from the prior year during the same period.  The increase is due to the reclassification of certain of our real estate investments from real estate owned to either equity method or other investments in real estate.  In addition, we recognized $4.3 million in impairments on our other investments in real estate, up 100% from the same period in the prior year.  The increases in the impairments and equity in losses of our investments in real estate were due to a further decline in the real estate and credit markets, causing the value of our real estate to decline.  These increases were slightly offset by a decrease of $2.4 million, or 85.5% from $2.8 million in the impairment of real estate owned for the three months ended June 30, 2009 as compared to June 30, 2008.

 Results of Operations for the six months ended June 30, 2009 compared to the six months ended June 30, 2008
Revenues:
Interest income is generated on our mortgage investments and our related party note receivable from CM Capital. Interest income decreased by $4.3 million, or 85.1%, to $749,000 for the six months ended June 30, 2009 from $5.0 million for the six months ended June 30, 2008. This decrease was due to a 90.8% decrease in the average balance of the performing loans in our portfolio from $66.8 million for the six months ended June 30, 2008 to $6.2 million for the six months ended June 30, 2009.  Our interest income was also negatively impacted by the significant increase in non-performing loans. The increased balance of non-performing loans lowered the average yield on the entire portfolio to 1.05% for the six months ended June 30, 2009 from 6.2% for the six months ended June 30, 2008.

Other interest income decreased by $587,000, or 56.4%, to $453,000 for the six months ended June 30, 2009 from $1.0 million for the six months ended June 30, 2008.  Approximately $253,000 of this decrease is due to the modification of the related party note receivable due from CM Capital.  The interest rate was reduced in late 2008 from 9% to 6%.  In addition there was a $314,000 decrease in interest income on our loans held for sale.  We did not hold any loans for sale in 2009.

Expenses:
Interest expense consists of interest on our notes payable, mortgage debt, bank note, and junior subordinated notes payable. Interest expense decreased 30.6%, to $1.2 million for the six months ended June 30, 2009 from $1.7 million for the six months ended June 30, 2008.   This decrease was a result of a decrease in the average interest rate on our variable rate debt to 5.7% from 7.6% during the six months ended June 30, 2008.

Non-interest expense, including provision for loan losses, impairments on real estate owned and real estate investments, and equity in losses of unconsolidated investments in real estate increased $12.3 million or 110.0%, to $23.5 million for the six months ended June 30, 2009 from $11.2 million for the six months ended June 30, 2008. The primary increases in non-interest expense were due to the increases in the impairments on our real estate investments, including our investments that we account for using the equity method of accounting.  Our equity in the losses of unconsolidated real estate investments increased by $8.7 million, up 100% from the prior year during the same period.  The increase is due to the reclassification of certain of our real estate investments from real estate owned to either equity method or other investments in real estate.  In addition, we recognized $4.3 million in impairments on our other investments in real estate, up 100% from the prior year during the same period.  The increases in the impairments and equity in losses of our investments in real estate was due to a further decline in real estate, causing the value of our real estate to decline.  These increases were slightly offset by a decrease in our real estate owned of $1.3 million, or 46.7% during the six months ended June 30, 2009, from $2.8 million during the six months ended June 30, 2008.

We also experienced an increase in management and servicing fees of $665,000, or 78.6% from $846,000 for the six months ended June 30, 2008.   The increase of $665,000 in management and servicing fees was a direct result of the accrual of a 2.5% annual servicing fee paid to CM Capital, our related party servicer, pursuant to the agreement entered into for the servicing of our foreclosed properties.

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

The following table represents a reconciliation of our GAAP income to our REIT taxable income (dollars in thousands):
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
GAAP net (loss)	$(19,672)	$(7,902)	$(23,918)	$(7,096)
Adjustments to GAAP net income (loss):
Noncontrolling interest	482	-	495	-
Provision for loan losses	4,665	5,356	5,679	5,667
Impairment of real estate	4,698	2,806	5,785	2,807
Equity in losses of real estate investments	8,670	-	8,670	-
Actual losses on real estate and loans	(4,377)	-	(8,046)	(300)
Net adjustment for TRS loss	389	120	572	181
REIT taxable income (loss)	$(5,145)	$380	$(10,763)	$1,259

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

Net cash used by operating activities during 2009 was $1.4 million, which was primarily due to the substantial loss of interest income due to the deterioration of our loan portfolio and the increase in servicing and property management fees and carrying costs related to our foreclosed assets.  At June 30, 2009, the original loan balance of our mortgage investments was $56.8 million, of which $6.1 million was performing, investments in real estate had a carrying balance of $21.4 million, and real estate owned had a carrying balance of $2.6 million. It is likely that non-performing mortgage loans and real estate assets will produce minimal, if any, current earnings until they are sold or an alternative resolution becomes available. Additionally, we will continue to incur carrying, servicing and property management costs on our real estate owned portfolio until we have disposed of the assets. We anticipate that we will continue to foreclose on the assets underlying our non-performing portfolio throughout the remainder of 2009, which will result in further increases in costs related to property ownership. While the disposition of any of our assets cannot be predicted, our Advisor believes that over time our non-performing mortgage loans and real estate assets will be resolved and that the proceeds generated from the resolution of these assets will provide capital for operating expenses, reinvestment into performing assets or reduction in outstanding debt as deemed appropriate by our Advisor.  As of June 30, 2009, we have reviewed our mortgage investments, investments in real estate and real estate owned and have recorded a provision for loan losses, equity in losses of unconsolidated investments in real estate and an impairment of real estate owned as needed to reflect the impaired value of our investments. However, with the current uncertainty in the real estate market, the amount of further losses on any individual asset or on the portfolio as a whole may vary. These estimates are based upon a thorough evaluation by our Advisor based on prevailing economic conditions, historical experience, unique characteristics of the loan, borrowers’ financial condition, industry trends and an estimated net realizable value of any underlying collateral in relation to the real estate loan amount.

We have a $960,000 secured bank note that matures in February 2010.  The note, initially a $7.5 million credit facility, was established for short-term funding requirements, not for working capital purposes, and matured in February 2009. We were in default under terms of the note during 2008 and at the maturity date in February 2009. In June 2009, we entered into a modification, extending the maturity date to February 2010.  Under terms of the modification, we were required to make principal payments of $25,000 on June 30, an amount that has been paid, and are required to make $50,000 on November 30 and $100,000 on December 31, 2009, with the remaining balance, if any, due in February 2010.   Since entering into the modification and through June 30, 2009, we have made total principal payments of $200,000.  The outstanding balance bears interest at an interest rate equal to the prime rate plus 75 basis points, with a floor of 7%. The interest rate on this note at June 30, 2009 was 7% and the outstanding principal balance was $960,000. Under terms of the note, interest payments are due monthly.  Currently we are restricted from further borrowings under this note.  We are not in compliance with certain covenants applicable to this note and are currently in negotiations with the lender to modify such covenants.

With the continued loss of recurring cash flow, combined with the increase in carrying costs related to our growing non-performing real estate portfolio, our Advisor made the determination that it was in the best interest of the Company to incur additional debt. During the six months ended June 30, 2009, in an effort to facilitate the payment of certain of our expenses as a property owner, we entered into two note payable agreements with an aggregate principal amount of $1.8 million for net cash proceeds of $1.2 million.  This cash is classified as restricted on our balance sheet for the purpose of the payment of our expenses as a land owner, including property taxes, legal expenses, and servicing and property management fees to our related party, CM Capital. The balance of this restricted cash is $1.1 million on June 30, 2009.  In addition, we set aside cash of $317,000 for the payment of interest during the term of the debt.  The outstanding principal balance of these notes payable bears interest at 10% to 13% per annum and is payable monthly. For the foreseeable future, as we continue to incur servicing and property management fees and other expenses related to the ownership of non-income-producing real estate, we anticipate incurring additional debt to fund such expenses.

In June 2006, we issued $30.0 million in unsecured trust preferred securities, which are reflected on our balance sheet as junior subordinated notes payable.   At March 31, 2009, we were not in compliance with certain covenants under the modified terms of the indenture. On April 3, 2009, we received a notice of default and were given 30 days to cure. Due to our inability to cure the default, it matured into an event of default.  Subsequent to June 30, 2009, the Trustee and the holders of the trust preferred securities notified us that as a result of the occurrence of such event of default, the principal amount of our obligations under the junior subordinated indenture, together with any and all other amounts payable thereunder had been accelerated and declared to be immediately due and payable.  The notice further stated that the holders of the preferred securities, may at their option, pursue all available rights and remedies.  Prior to the acceleration of the obligations, no default in the payment of principal or interest had occurred under the junior subordinated indenture.  On July 27, 2009, we also received a copy of a written notice to the trustee under our junior subordinated notes from the holders of the preferred securities directing the trustee to withdraw the amount on deposit in the reserve account and apply such amount to the payment of amounts due and owing to the holders of the preferred securities.

We are in negotiations with the Trust Preferred Securities Holders and will continue such efforts to negotiate a restructuring of obligations to the holders of the preferred securities, although there can be no assurance that such efforts will be successful.  To the extent we are unable to restructure our obligations or other remedies are exercised and enforced, it would have a material adverse effect on our financial condition.

Upon the death of a stockholder, the stockholder’s estate has a limited right of redemption with respect to its common stock, and at June 30, 2009, we had received redemption requests of 124,000 shares of common stock totaling $1.4 million.

In April 2009, we foreclosed on the operating business and real estate securing a defaulted loan.  We are actively marketing the business and real estate for sale; however, we intend to operate the business until we have identified a qualified buyer. We anticipate providing funding to the business for marketing, repair and maintenance and other general operating expenses.  From the date of foreclosure through June 30, 2009, we have funded $348,000 in operating expenses.  Subsequent to quarter end, we entered into three note payable agreements with third parties in the amount of $345,000 for working capital purposes.  We intend to incur additional debt to fund the operations of the acquired business to the extent available in the event that we cannot sell the property.

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

We do not expect that recurring cash flow, coupled with loan payoffs and proceeds from asset sales, will be sufficient to satisfy our operating costs, which primarily include board fees, management fees, legal and professional expenses, property owner expenses and principal and interest payments on our debt, and accordingly, we expect to liquidate investment assets and incur additional debt against our real estate owned assets to satisfy our obligations. Given current market conditions, we may not be able to liquidate assets at a price we believe to be reasonable, or at all, or be able to incur debt on attractive terms.  For the foreseeable future, we do not anticipate having cash available for investing in new loans.

 Contractual Obligations
The following table sets forth information about certain of our contractual obligations as of June 30, 2009 (dollars in thousands):
		Payments due by Period
	Total	Less than 1 year		1 - 3 years	3 - 5 years	More than 5 years
Long-Term Debt Obligations
Junior subordinated notes	$30,928	30,928	(1)	-	-	-
Mortgages	$7,726	314		1,838	487	5,087
Notes payable	$1,024	-		1,024	-	-
Short-Term Debt Obligations
Bank note	$960	960		-	-	-
Notes payable	$663	663		-	-	-
Total	$41,301	$32,865		$2,862	$487	$5,087
(1)Junior subordinated notes payable were in default at June 30, 2009 and on July 27, 2009 we received notice that the outstanding principal balance had been accelerated and was immediately due and payable.

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

Acquisitions
Acquisitions of property are accounted for utilizing the purchase method in accordance with FAS 141R, and accordingly, the acquired properties’ results of operations would be included in our results of operations from the respective dates of acquisition. Appraisals, estimates of cash flows and valuation techniques are used to allocate the purchase price of acquired property between land, land improvements, buildings and improvements, furniture, fixtures and equipment and identifiable intangibles such as amounts related to in-place leases. On January 1, 2009 we adopted FAS 141R, which prospectively changes the requirements for how an acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired.  FAS 141R also enhances the disclosures to enable the evaluation of the nature and financial effects of the business combination and requires that pre-acquisition costs be expensed as incurred.  We have applied the provisions of FAS 141R to our acquisition.

We acquired a property that we have classified as held for sale based on the criteria within FAS 144. When a property is identified as held for sale, fair value less cost to sell is estimated. If fair value less cost to sell is less than the carrying amount of the asset an impairment charge is recorded for the estimated loss. Depreciation expense is no longer recorded once a property has met the held for sale criteria. The related carrying value of the property is recorded as held for sale in the consolidated balance sheet and operations of the property that are sold or classified as held for sale are recorded as part of discontinued operations for all periods presented. For the six months ended June 30, 2009, no impairment losses on properties held for sale were recognized

Income Taxes
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

Based on our loans and liabilities as of June 30, 2009, and assuming the balances of these loans and liabilities remain unchanged for the subsequent twelve months, a 1% increase in interest rates would decrease our annual net income and cash flows by approximately $325,000. This decrease is due to our fixed rate investments and variable rate debt. Based on our loans and liabilities as of June 30, 2009, and assuming the balances of these loans and liabilities remain unchanged for the subsequent twelve months, a 1% decrease in interest rates would increase our annual net income and cash flows by approximately $325,000. This increase again is due to our fixed rate investments and variable rate debt.

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

As indicated below, we reported  material weaknesses related to the entrance into related party agreements as disclosed in our Quarter Report on Form 10-Q for the period ending March 31, 2009:

●
Inadequate controls over the approval process for related party transactions.  We entered into agreements with a related party without obtaining the requisite authorization from our Board of Directors resulting in inadequate controls and disclosures over related party transactions at March 31, 2009.   These agreements were subsequently approved and ratified by our Board of Directors.

●
Inadequate controls over the period-end financial reporting process.  Our controls were not adequately designed or operating effectively to provide reasonable assurance that our financial statements could be prepared in accordance with GAAP, specifically, ineffective communication between operating and financial personnel regarding the execution of new related party debt agreements.   As a result, and subsequent to our quarter end closing, management assessed and determined that an adjustment of approximately $912,000 was necessary which resulted in changes in non-interest expense and liabilities, and is reflected in our Quarterly report on Form 10-Q for the period ending March 31, 2009.

Remediation
In the three months ended June 30, 2009, the following specific remediation efforts were put into place to address the material weaknesses that existed at March 31, 2009 and continue to exist at June 30, 2009, relating to the entrance into related party agreements:

●
We continue to foster awareness and understanding of standards and principles for accounting and financial reporting among our finance and non-finance functions, as well as our related party entities. This includes (1) an integrated approach to monitoring financial and operational activities; (2) clarification of specific accounting and corporate governance policies and procedures; and (3) continuous monitoring of compliance with policies and procedures.  In addition, we will continue to monitor the processes and controls to ensure sustainment of the improvements made to our control environment.  We will continue to implement process changes to address the material weaknesses identified.

A material weakness is a control deficiency, or combination of control deficiencies, that result in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

We believe that the consolidated financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, with the exception as stated above, our consolidated financial condition as of June 30, 2009 and December 31, 2008 and consolidated statements of operations and cash flows for the three and six month periods ended June 30, 2009 and 2008, in conformity with GAAP.

We believe that our controls over financial reporting were not effective at June 30, 2009.   Assuming effective controls and procedures are maintained during the quarter ending December 31, 2009, the Company expects that it will have remediated the related material weaknesses.

In addition, there were no other changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2009 that has materially affected, or is reasonable likely to materially affect, the Corporation’s internal control over financial reporting.

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

August 13, 2009	DESERT CAPITAL REIT, INC. By: /s/Todd B. Parriott Todd B. Parriott, Chief Executive Officer, President and Chief Investment Officer and Chairman of the Board (Principal Executive Officer)

August 13, 2009	DESERT CAPITAL REIT, INC. By: /s/Stacy M. Riffe Stacy M. Riffe, Chief Financial Officer, (Principal Accounting Officer)