Form 10-Q
period 2009-11-16
DESERT CAPITAL REIT INC
filed 2009-11-16
CIK 1274055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
 (Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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
Yes [ ] No [X]

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of November 16, 2009 was 16,849,954.

PART I. Financial Information

DESERT CAPITAL REIT, INC.
Consolidated Balance Sheets
(in thousands, except share amounts)

	September 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
Mortgage investments - net of allowance for loan losses of $15,631 at
September 30, 2009 and $20,805 at December 31, 2008	$36,578	$69,538
Real estate owned	2,310	19,979
Investments in real estate	18,426	7,167
Assets held for sale	9,041	-
Notes receivable from related party - net of allowance for loan losses of $1,797 at
September 30, 2009 and $2,125 at December 31, 2008	12,928	12,600
Building and equipment - net	6,802	6,815
Land	1,820	1,820
Cash and cash equivalents	1,177	351
Restricted cash	-	1,278
Interest receivable - includes related party interest of $7 at
September 30, 2009 and $452 at December 31, 2008	33	531
Deferred financing costs	989	941
Other investments	928	928
Accounts receivable, net	203	197
Other assets	1,030	484

Total assets	$92,265	$122,629

LIABILITIES AND STOCKHOLDERS' EQUITY
Notes payable	$1,661	$1,360
Mortgages payable	7,651	7,893
Junior subordinated notes payable	30,928	30,928
Management and servicing fees payable, related party	1,613	148
Liabilities held for sale	2,584	-
Accounts payable and accrued expenses	1,934	2,413
Shares subject to redemption	1,859	-

Total liabilities	48,230	42,742

Commitments and Contingencies - Note 13

Preferred stock, $0.01 par value: 15,000,000 shares authorized, none outstanding	-	-
Common stock, $0.01 par value: 100,000,000 shares authorized; 16,849,954 shares issued and outstanding on September 30, 2009 and 16,835,867 shares
on December 31, 2008	169	168
Additional paid-in capital	163,898	165,723
Accumulated deficit	(120,339)	(86,004)
Equity available to common stockholders	43,728	79,887

Noncontrolling interest	307	-
Total stockholders' equity	44,035	79,887

Total liabilities and stockholders' equity	$92,265	$122,629

The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents DESERT CAPITAL REIT, INC.
Consolidated Statements of Operations
(in thousands, except share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
INTEREST INCOME (LOSS)
Mortgage investments	$76	$1,493	$372	$5,495
Other interest	227	311	680	1,351
Total interest income	303	1,804	1,052	6,846

Interest expense	670	698	1,846	2,397

Net interest income (loss)	(367)	1,106	(794)	4,449
Provision for loan losses	3,931	7,228	9,610	12,895
Net interest loss after provision for loan losses	(4,298)	(6,122)	(10,404)	(8,446)

NON-INTEREST INCOME
Rental income	170	226	525	675
Net gain on sales of real estate owned
and real estate investments	78	-	75	-
Gain on sales of mortgage investments		18		18
Other	102	(23)	279	150
Total non-interest income	350	221	879	843

NON-INTEREST EXPENSE
Impairments of real estate	2,453	1,931	8,238	4,738
Equity in loss of unconsolidated real estate investments	309	-	8,979	-
Loss on sales of mortgage investments	-	-	18	-
Loss on disposal of assets	-	-	88	-
Management and servicing fees	544	422	2,055	1,268
Professional fees	145	203	594	992
Insurance	166	197	487	482
Depreciation	104	122	333	364
Property Taxes	507	(36)	662	273
Other	377	356	1,088	602
Total non-interest expense	4,605	3,195	22,542	8,719

Loss from continuing operations before taxes	(8,553)	(9,096)	(32,067)	(16,322)

Income tax benefit (expense)	(32)	219	17	350
Net loss from continuing operations	(8,585)	(8,877)	(32,050)	(15,972)

Loss from discontinued operations	(2,352)	-	(2,805)	-
Net loss	(10,937)	(8,877)	(34,855)	(15,972)

Less: Net loss attributable to noncontrolling interest	25	-	520	-

Net loss available to common stockholders	$(10,912)	$(8,877)	$(34,335)	$(15,972)

Net loss per share - basic and diluted
Loss from continuing operations	(0.51)	(0.53)	(1.87)	(0.95)
Discontinued operations	(0.14)	-	(0.17)	-
Net loss available to common stockholders	$(0.65)	$(0.53)	$(2.04)	$(0.95)

Weighted average outstanding shares - basic and diluted	16,844,041	16,825,212	16,834,830	16,805,341

The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents DESERT CAPITAL REIT, INC.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)
	Nine Months Ended September 30,
	2009	2008
OPERATING ACTIVITIES
Net loss	$(34,855)	$(15,972)
Adjustments to reconcile net loss to net cash (used) in
provided by operating activities:
Loss (gain) on sales of mortgage investments	18	(18)
Gain on sale of real estate owned and investments in real estate	(75)	-
Depreciation and amortization	333	390
Stock based compensation	54	185
Loss from discontinued operations, net of tax	2,805	-
Provision for loan loss	9,610	12,895
Loss on disposal of assets	88	-
Impairment of real estate	8,238	4,738
Equity in loss of unconsolidated real estate investments	8,979	-
Provision for deferred taxes	-	(314)
Mortgage loans originated for sale	-	(6,332)
Mortgage loan sales	-	7,134
Net change in:
Interest receivable	498	828
Other assets	(415)	(348)
Accrued and Other Liabilities	1,726	53
Net cash (used) provided by operating activities of continuing
operations	(2,996)	3,239
Net cash used by operating activities of discontinued operations	(1,559)	-
Net cash (used) provided by operating activities	(4,555)	3,239

INVESTING ACTIVITIES
Investment in real estate mortgages	-	(10,474)
Proceeds from repayments of real estate mortgages	-	10,116
Proceeds from sales of real estate mortgages	275	3,164
Proceeds received on equity investments in real estate	291	-
Proceeds from sale of real estate owned and investments in real estate	1,633	-
Proceeds from repayment of note receivable from related party	-	775
Acquisition of building and equipment	(408)	(65)
Net cash provided by investing activities of continuing
operations	1,791	3,516
Net cash used by investing activities of discontinued operations	(21)	-
Net cash provided by investing activities	1,770	3,516

FINANCING ACTIVITIES
Decrease (Increase) in restricted cash	1,278	(1,181)
Principal repayments of mortgage loan	(242)	(171)
Net increase (decrease) in notes payable	301	(302)
Issuance of common stock	-	383
Deferred financing costs	(48)	-
Redemption of common stock shares	(20)	-
Dividends on common stock	-	(5,416)
Offering costs paid	-	(77)
Net cash provided (used) by financing activities of continuing
operations	1,269	(6,764)
Net cash provided by financing activities of discontinued operations	2,342	-
Net cash provided (used) by financing activities	3,611	(6,764)

Net increase (decrease) in cash and cash equivalents	826	(9)
Cash and cash equivalents at beginning of period	351	163
Cash and cash equivalents at end of period	$1,177	$154

Supplemental disclosure of cash flow information:
	Nine Months Ended September 30,
	2009	2008
Cash paid for interest	$2,037	$2,513
Cash paid for taxes	67	-
Common stock issued for dividend reinvestment program	-	867
Common stock dividends declared but not paid	-	430
Foreclosed assets acquired in exchange for loans, net of impairments	12,698	21,384
Asset held for sale transferred from mortgage investments, net	10,023	-
Charge off of foreclosure costs	195	-
Real estate assets owned contributed to equity
investments in real estate	13,116	2,463
Real estate assets owned contributed to investments in real estate	14,940	-
Noncontrolling interest	828	-
Equity investments sold in exchange for reduction in receivable	25	-
Offering costs incurred but not paid	-	17

The accompanying notes are an integral part of these consolidated financial statements.

Desert Capital REIT, INC.
Condensed Notes to Unaudited Consolidated Financial Statements
September 30, 2009

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

We generated a spread between the interest income on mortgage loans and the interest expense on any borrowings used to finance the loans. However, the increased level of non-performing loans combined with our lack of capital and liquidity has caused us to curtail our investing activities and focus our efforts on capital and asset preservation.  We did not originally intend to own real estate; however, market conditions since 2007 have created a situation where, in many cases, foreclosure is the most attractive option available to us. As we continue to foreclose on mortgage loans, we have adjusted our portfolio strategy to include land ownership and investments in real estate ventures.  We use two primary strategies for generating cash flows and resolving our non-performing loans and real estate owned which include sale of foreclosed properties and contribution of foreclosed properties to joint ventures.

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

All of our loan origination and loan servicing activities were conducted through CM Capital, which was our wholly-owned subsidiary from October 2005 through November 2007 at which time it was sold to CM Group, a related party.  To the extent we have funds available to invest in new loans, CM Capital will continue to originate and service loans for us.  CM Capital is also the asset manager with respect to our direct and indirect real property interests.

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

Basis of Presentation
The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the financial statements and the related management's discussion and analysis of financial condition and results of operations filed on Form 10-K for the fiscal year ended December 31, 2008.  In opinion, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of results that may be expected for the entire year ending December 31, 2009.

Note 2 - Summary of Significant Accounting Policies
Principles of Consolidation
The accompanying consolidated financial statements include our accounts and the accounts of our wholly-owned and majority owned subsidiaries for which we control. All significant intercompany balances and transactions have been eliminated in consolidation.

Our interest in Desert Capital TRS Statutory Trust I, a trust formed for the purpose of issuing trust preferred securities, is accounted for using the equity method and the assets and liabilities are not consolidated into our financial statements due to our determination that Desert Capital TRS Statutory Trust I is a variable interest entity in which we are not the primary beneficiary.  In addition we use the equity method to account for other investments in real estate development ventures for which we have 50% or less ownership and the ability to exercise significant influence over operating and financial policies, but do not control. Consolidated net income includes our proportionate share of the net income or net loss of these entities, which are typically limited liability companies (LLCs) formed for the purpose of developing properties upon which we have foreclosed.

Reclassifications
Certain reclassifications have been made in the presentation of the quarter ended and nine months ended September 30, 2008 and year ended December 31, 2008 consolidated financial statements, specifically within the consolidated statements of operations within the caption “management and servicing fees,” and within the consolidated balance sheets within the caption “management and servicing fees payable, related party.” These reclassifications were made to reflect such items consistent with our 2009 presentation and had no impact on our cash flow from investing activities, net income, or balance sheets as previously reported.

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

    Revenue Recognition
Interest income on our mortgage investments is recognized over the contractual term of the investment and recorded on the accrual basis under the effective interest method. Income recognition is suspended for mortgage investments at the earlier of the date at which payments become 90 days past due or when, in the opinion of management, a full recovery of interest and principal becomes doubtful. Interest accrued but not collected is reversed at the time a loan is classified as non-performing.  Income recognition is resumed when the mortgage investment becomes contractually current and performance is demonstrated to be resumed.

Restricted Cash
Restricted cash includes accounts held by trust agents, escrow companies, lenders and banks. We currently have one restricted cash balance.  We established a restricted cash reserve account and paid our junior subordinated interest payments from this account, as part of the modification entered into on our junior subordinated debt.   Changes in the restricted cash are reflected as financing activities in the statement of cash flows.  See Note 11.

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

On a periodic basis, management assesses whether there are any indicators that the fair value of our investments in real estate owned may be impaired. An investment is considered impaired if the fair value of the investment, as estimated by management, is less than the carrying value of the investment. To the extent impairment has occurred, the loss is measured as the excess of the carrying amount of the investment over the fair value of the investment.

Investments in Real Estate
Certain real estate assets acquired through foreclosure are being held for investment or have been contributed to operating real estate investment ventures with investors/developers who provide additional financing, development expertise and operational management expertise.  We evaluate our investments in real estate on a regular basis to determine if any events have occurred that impact the accounting for investments or are indicators of impairment as follows:

Upon contribution to a venture or establishment of an LLC at foreclosure, we evaluate our investments in partially owned entities to determine whether an entity is a variable interest entity (VIE), and if so, whether we are the primary beneficiary of the VIE.   We evaluate (1) the sufficiency of the fair value of the entities’ equity investments at risk to absorb losses, (2) that as a group the holders of the equity investments at risk have (a) the direct or indirect ability through voting rights to make decisions about the entities’ significant activities, (b) the obligation to absorb the expected losses of the entity and their obligations are not protected directly or indirectly, (c) the right to receive the expected residual return of the entity and their rights are not capped, and (3) substantially all of the entities’ activities do not involve or are not conducted on behalf of an investor that has disproportionately fewer voting rights in terms of its obligation to absorb the expected losses or its right to receive expected residual returns of the entity, or both.

We periodically assess whether events have occurred that would require us to reevaluate consolidation criteria including changes in the operating agreements, debt structure guarantees, or commitments or changes in the ownership percentages in the LLCs in which we are a member.

We account for our investments in unconsolidated real estate ventures under the equity method of accounting when we have concluded that either the entity is not a VIE or that we are not the primary beneficiary of the VIE and we exercise significant influence, but do not control these entities under the provisions of the entities’ governing agreements.  These investments are recorded initially at cost or impaired value, as investments in real estate entities, and subsequently adjusted for equity in earnings and cash contributions and distributions.

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

Noncontrolling Interests
Noncontrolling (i.e., minority) ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income is clearly identified, labeled, and presented in the consolidated financial statements within equity, but separate from the parent’s equity.  Net income attributable to noncontrolling interests is excluded from the determination of consolidated net income.   Prior to first quarter of 2009, we did not have any noncontrolling interests.

     Allowance for Loan Losses
The allowance for loan losses represents management’s estimate of probable losses inherent in our portfolio of loans. The allowance for loan losses is reflected in our financial statements based upon individual review of the loans and the specific borrowers credit quality based upon an evaluation of known and inherent risks affecting our portfolio of mortgage investments including, but not limited to, economic conditions, delinquency status, value of collateral underlying the loan, credit losses to date on underlying mortgages and any remaining credit protection. Management monitors the delinquencies and defaults on mortgage investments and, if an impairment of the related loan is noted, the carrying value of the related loan will be reduced to fair value through the estimate of the allowance for loan losses.  We consider mortgages to be delinquent when principal or interest is contractually past due or the loan is past its maturity date.   Individual valuations of non-performing loans are performed and specific allowances for losses may be established for non-performing and potentially impaired loans based on a comparison of the recorded carrying value of the loan to either the present value of the loan’s expected cash flow, the loan’s estimated market price or the estimated fair value of the underlying collateral. The allowance is increased by charges to operations and decreased by charge-offs (net of recoveries). Loan loss estimates are reviewed periodically and adjustments are reported in earnings when they become known.  Because any decision regarding the allowance for loan losses reflects a judgment about the probability of future events, there is an inherent risk that such judgments will prove incorrect.  In such event, actual losses may exceed (or be less than) the amount of any allowance.  To the extent that we experience losses greater than the amount of our allowances, we may incur a charge to our earnings that will adversely affect our operating results and the amount of any distributions payable to our stockholders.

In cases where loans are restructured, the restructuring is considered a troubled debt restructuring and is evaluated accordingly for impairment based upon the expected present value of the cash flows of the loan as restructured compared to the present value of cash flows as required under the original terms of the loan.

    Asset held for sale
We classify the assets and liabilities of a business as held for sale when management approves and commits to a formal plan of sale, an active marketing plan to sell the asset has been initiated and it is probable that the sale will be completed within one year. Assets and liabilities identified as held for sale are classified separately on our balance sheet and the related results of operations are reported as discontinued operations on our statement of operations. While these classifications do not have an effect on total assets, net equity or net income, they affect the classifications within each statement. Additionally, a determination to classify an asset as held for sale affects depreciation expense as long-lived assets are not depreciated while classified as held for sale.

 Assets and liabilities classified as held for sale are carried at the lower of their carrying amount or fair value net of estimated selling costs.  Losses are recognized immediately where the carrying value exceeds fair value and gains are recognized at the time of sale.  Future costs associated with a disposal activity are recognized in the period in which the cost is incurred.

     Fair Value
We measure or monitor many of our assets and liabilities on a fair value basis. Fair value would be used on a recurring basis for assets and liabilities in which fair value is the primary basis of accounting, however we do not have any assets for which fair value is used on a recurring basis. Additionally, fair value is used on a non-recurring basis to evaluate assets for impairment and for disclosure purposes. Examples of these non-recurring uses of fair value include our mortgage loan portfolio, real estate owned and investments in real estate ventures, our debts, certain loans held for sale accounted for on a lower of cost or market basis, and long-lived assets. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Depending on the nature of the asset or liability, we use various valuation techniques and assumptions when estimating fair value.

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

     Recent Accounting Developments
ASC topic 105 incorporates the July 2009, FASB issuance of SFAS No. 168, Codification and the Hierarchy of Generally Accepted Accounting Principles, which establishes the FASB Accounting Standards Codification (the “Codification” or “ASC”) and supersedes all existing accounting standards as the single source of authoritative non-governmental U.S. GAAP.  All other accounting literature not included in the Codification is considered non-authoritative, except for additional authoritative rules and interpretive releases of the SEC and applicable only to SEC registrants.  The Codification is organized by topic, subtopic, section, and paragraph, each of which is identified by a numerical designation.  This statement applies beginning in the third quarter 2009.  All accounting references have been updated, and therefore SFAS references have been replaced with ASC references.

Effective beginning our second quarter 2009, the Financial Instruments Topic, Accounting Standards Codification (ASC) 825-10-65-1 requires disclosures about fair value of financial instruments in quarterly reports as well as in annual reports. These additional disclosures had no material impact on the Company’s financial statements.  See Note 12 for these disclosures.

In December 2007, the FASB issued Codification No. 810, Non-controlling Interests in Consolidated Financial Statements ("ASC 810"), which requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. We adopted ASC 810 on June 28, 2009, and the adoption did not have a material impact on our financial position and results of operations.

In November 2008, the FASB issued Codification No. 323, Equity Method Investment Accounting Considerations ("ASC 323"). ASC 323 clarifies accounting for certain transactions and impairment considerations involving the equity method, including initial measurement, decrease in investment value and change in level of ownership or degree of influence. ASC 323 is effective on a prospective basis for fiscal years beginning on or after December 15, 2008. We adopted ASC 323 on June 28, 2009, and the adoption did not have an impact on our financial statements.

In May 2009, the FASB issued ASC 855, Subsequent Events, which establishes general standards of accounting and disclosure for events that occur after the balance sheet date but before the financial statements are issued. We adopted this standard July 1, 2009 and have provided the new disclosures as required in Note 16.

In August 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-04, Accounting for Redeemable Equity Instruments. The adoption of ASU 2009-04 will not have a material impact on our condensed consolidated financial statements.

In August 2009, the FASB issued ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value.  This update provides clarification for the fair value measurement of liabilities in circumstances in which a quoted price in an active market for an identical liability is not available. ASU also clarifies that when estimating a fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability.  This update is effective for interim periods beginning after August 28, 2009. We do not expect the adoption of this standard to have a material effect on our financial position or results of operations.

In September 2009, the FASB issued ASU No. 2009-12, Investments in Certain Entities That Calculate Net Asset Value per Share (or its Equivalent). This ASU provides amendments for the fair value measurement of investments to create a practical expedient to measure the fair value of an investment in certain entities on the basis of the net asset value per share of the investment (or its equivalent) determined as of the reporting entity’s measurement date. Therefore, certain attributes of the investment (such as restrictions on redemption) and transaction prices from principal-to-principal or brokered transactions will not be considered in measuring the fair value of the investment if the practical expedient is used. The amendment in this ASU also requires disclosures by major category of investment about the attributes of those investments, such as the nature of any restrictions on the investor’s ability to redeem its investments at measurement date, any unfunded commitments, and the investment strategies of the investees. The amendments in this ASU are effective for interim and annual periods ending after December 15, 2009. Early application is permitted. We are currently evaluating this new ASU and anticipate that it will not have a significant impact on our financial position or results of operations.

Note 3 – Mortgage Investments
Mortgage investments represent first and second lien positions on acquisition and development, construction and commercial property loans. As of September 30, 2009, all of our loans had fixed interest rates and provided for payment of interest only with a “balloon” payment of principal payable in full at the end of the loan term.

The following table represents our mortgage investments (dollars in thousands)

	September 30, 2009
Loan Type	Number of Loans	Balance	Allowance for Loan Losses	Net Balance	Weighted Average Interest Rate (1)	Portfolio Percentage
Acquisition and development loans	15	$49,914	$15,421	$34,493	12.2%	95.6%
Construction loans	2	2,288	210	2,078	8.2%	4.4%
Commercial property loans	1	7	-	7	6.5%	0.0%
Total mortgage investments	18	$52,209	$15,631	$36,578	12.0%	100.0%

	December 31, 2008
Loan Type	Number of Loans	Balance	Allowance for Loan Losses	Net Balance	Weighted Average Interest Rate (1)	Portfolio Percentage
Acquisition and development loans	28	$72,507	$17,885	$54,622	12.3%	80.3%
Construction loans	7	3,428	636	2,792	9.7%	3.8%
Commercial property loans	2	14,408	2,284	12,124	14.0%	15.9%
Total mortgage investments	37	$90,343	$20,805	$69,538	12.5%	100.0%

(1) Represents the stated rate of the loan.

The following table presents our mortgage investments by geographic location (dollars in thousands):
	September 30, 2009				December 31, 2008
Location	Balance	Allowance for Loan Losses	Net Balance	Original Balance Portfolio Percentage	Balance	Allowance for Loan Losses	Net Balance	Original Balance Portfolio Percentage
Nevada	$13,575	$6,898	$6,677	26.0%	$51,532	$17,268	$34,264	57.1%
California	13,274	5,000	8,274	25.4%	13,274	998	12,276	14.7%
Texas	10,425	210	10,215	20.0%	10,425	210	10,215	11.5%
Arizona	7,540	2,614	4,926	14.4%	7,711	1,420	6,291	8.5%
Missouri	7,395	909	6,486	14.2%	7,401	909	6,492	8.2%
Total	$52,209	$15,631	$36,578	100.0%	$90,343	$20,805	$69,538	100.0%

The following table presents details on performing, non-performing and impaired loans and related allowance for loan losses as of September 30, 2009 and December 31, 2008 (dollars in thousands):

	September 30, 2009		December 31, 2008
	Number of Loans	Balance	Number of Loans	Balance
Non-performing loans with a related allowance	11	$33,926	24	$65,903
Non-performing loans without a related allowance	4	12,136	5	17,822
Related allowance for loan losses on non-performing loans	-	(14,417)	-	(20,805)
Total non-performing loans	15	$31,645	29	$62,920

Performing loans with a related allowance	2	6,140	-	-
Performing loans without a related allowance	1	$7	8	$6,618
Related allowance for loan losses on performing loans	-	(1,214)	-	-
Total performing loans	3	$4,933		$6,618

Total	18	$36,578	37	$69,538

Interest income recognized on impaired loans for the three months ended September 30, 2009 and 2008 was $0 and $121,000, respectively.  Interest income recognized on impaired loans for the nine months ended September 30, 2009 and 2008 was $4,000 and $1.3 million, respectively.

During the nine months ended September 30, 2009 we sold property collateralizing two of our mortgage investments in loans with a carrying value of $293,000 for cash proceeds of $275,000, resulting in an $18,000 loss on sale.  During the nine month period ended September 30, 2008, we sold our portion of seven mortgage loans with a carrying balance of $3.2 million for cash proceeds of $3.2 million.

In April 2009, we foreclosed on a nonperforming loan collateralized by an operating business with an aggregate original loan balance of $14.4 million.  On the date of foreclosure, we valued the real estate property and related business at $10.0 million, resulting in a charge to our allowance for loan losses of $4.4 million; see also Note 14 – Acquisition.

At the acquisition date and as of September 30, 2009, we have classified the real estate property and related business as an asset held for sale. The related results of operations are reported as discontinued operations on our consolidated statement of operations for the three and nine months ended September 30, 2009; see also Note 15 – Discontinued Operations.

The following is a roll forward of the allowance for loan losses for the three and nine months ended September 30, 2009 and 2008, and year ended December 31, 2008 (dollars in thousands):

	Three Months Ended		Nine Months Ended		Year Ended
	September 30,		September 30,		December 31,

	2009	2008	2009	2008	2008

Balance, beginning	$15,144	$14,443	$20,805	$25,444	$25,444
Provision for loan loss	3,999	5,104	9,937	10,771	21,491
Amounts charged off	-	-	(4,377)	(300)	(5,600)
Transfers to real estate owned
and investments in real estate	(3,512)	(2,385)	(10,734)	(18,753)	(20,530)

Balance, ending	$15,631	$17,162	$15,631	$17,162	$20,805

During the nine months ended September 30, 2009, we foreclosed on properties with a fair value of $15.2 million which was comprised of loans with an aggregate original balance of $23.4 million. We transferred $11.6 million to real estate owned and $3.6 million to investments in real estate.  See also Note 4 – Real Estate Owned and Note 5 – Investments in Real Estate.

Note 4 – Real Estate Owned
During the nine months ended September 30, 2009, properties with an aggregate original balance of $19.7 million were foreclosed and classified as real estate owned.  These properties had a fair value of $11.6 million. In addition, we disposed of approximately $35,000 of real estate owned for cash proceeds of $32,000, resulting in a $3,000 loss on the sale.  We did not dispose of any real estate owned through sale during the nine month period ending September 30, 2008.

During the nine months ended September 30, 2009, we reclassified property valued at $28.1 million from real estate owned to investments in real estate, when we determined that the LLCs in which we were a member, became operating entities. During 2008 we contributed property valued at a total of $6.7 million to three joint ventures, in each of which we have between a 13% and a 50% non-controlling ownership interest.  See also Note 5 – Investments in Real Estate.

The following is a summary of the changes in real estate owned during the nine months ended September 30, 2009 (dollars in thousands):

Balance December 31, 2008	$19,979
Foreclosures	11,612
Real estate consolidated as noncontrolling interest	828
Impairments	(1,831)
Sales of real estate owned	(35)
Adjustments to foreclosure costs	(187)
Real estate reclassified to investment in real estate, including noncontrolling interest	(28,056)
Balance September 30, 2009	$2,310

The following is a summary of the carrying value of our real estate owned as of September 30, 2009 and December 31, 2008 (dollars in thousands):
		September 30,	December 31,
Description	Location	2009	2008
Undeveloped land	NV, AZ, CA	$810	$13,947
Single family residential lots	NV, AZ	-	1,707
Office building	NV, TX	1,500	2,613
Other	NV	-	1,712
Total		$2,310	$19,979

Note 5 – Investments in Real Estate
Investments Accounted for under the Cost Method
As of September 30, 2009 and December 31, 2008 we had $3.2 million and $1.0 million, respectively, in real estate investments that we accounted for under the cost method.   During the nine months ended September 30, 2009, we evaluated certain of our assets that we held in real estate owned and determined that activities occurring within the LLCs in which we are a member constituted those of an operating entity.  We reclassified $3.0 million of these assets, previously classified as real estate owned, into cost method investments after we determined that our ownership percentages in those properties was less than 20% and we do not exercise significant influence.  Upon reclassification of these investments, accruals related to expenses within these LLCs were reclassified and offset as adjustments to the carrying value on these assets in the amount of $131,000.  During the nine months ended September 30, 2009, we have evaluated the carrying value of our cost method investments for impairment and have concluded that the decrease in value of our cost method investments is other than temporary resulting in an impairment of $824,000.

     Investments Accounted for under the Equity Method

Other Equity Method Investments
We held $4.3 million in other real estate investments that we accounted for under the equity method of accounting at September 30, 2009 and $0 at December 31, 2008.   During the nine months ended September 30, 2009, we evaluated certain of our assets that we held in real estate owned and determined that activities occurring within the LLCs in which we are a member, constituted those of an operating entity.  We reclassified $13.1 million of these assets, previously classified as real estate owned, into equity method investments in real estate after we determined that our ownership percentages in those properties was greater than 20% but less than 50%.  Upon reclassification of these investments, accruals related to expenses within these LLCs were reclassified and offset as adjustments to the carrying value of these assets in the amount of $576,000.  In addition, during the nine months ended September 30, 2009, we recognized a loss on our equity in these real estate investments of $8.3 million, a direct result of impairments on the assets due to a decrease in the fair value of the underlying properties and our share of certain losses within the LLCs.

Joint Ventures
During the year ended December 31, 2008, we entered into three joint venture agreements with a third-party homebuilder for the construction of single family homes in Las Vegas, Nevada.  We contributed property to the joint ventures, which we had previously acquired through foreclosure and classified as real estate owned.  These ventures are accounted for under the equity method of accounting because we have between a 13% and a 50% non-controlling ownership interest.  Our venture partner manages the operations of the joint ventures.  All major decisions require the approval of both joint venture partners, and voting rights and the sharing of profits and losses are in proportion to the ownership percentages of each joint venture partner.  We recorded our initial investment in the three ventures in an aggregate amount of $6.7 million, the carrying value of the lots which approximated fair value at the time of the formation of the joint venture.  We have no responsibility to provide additional funding to the ventures.  Additional funding for the construction of homes and sales of such will be provided by our venture partner or incurred by the joint venture.  Our share of losses, if any, would be limited to the value of lots contributed.  During the first nine months of 2009, five homes were constructed and sold to homeowners.  We received cash proceeds of $291,000 from these sales, resulting in a decrease of an outstanding receivable of $25,000 and a return of $266,000 of our equity investments.  During the nine months ended September 30, 2009, we recognized a loss of $2.0 million related to our joint ventures of which $712,000 was reflected as a loss in equity and $1.3 million was reflected as an impairment of our contribution due to a decrease in the value of the lots contributed.  These losses are a direct result of the continued pressure on the sales prices of new homes for which we have agreed to lower the lot release prices to allow the developer to lower the sales prices of the homes being developed in the joint venture.  The carrying value of the joint ventures, net of impairments, at September 30, 2009 was $3.9 million.

     Fully Consolidated Investments in Real Estate
At September 30, 2009, we held $7.0 million in fully consolidated real estate investments. We did not hold any fully consolidated investments in real estate at December 31, 2008.  During the nine months ended September 30, 2009, we evaluated certain of our assets that we held in real estate owned and determined that activities occurring within the LLCs in which we are a member, constituted those of an operating entity.  We reclassified $11.9 million of these assets, including our acquisition of an $828,000 non controlling interest, previously classified as real estate owned, into fully consolidated investments in real estate after we determined that our ownership percentages in those properties was greater than 50% and that we controlled the entity.  During the nine months ended September 30, 2009, we recognized impairments in these real estate investments of $4.3 million.

During the nine months of 2009, we consolidated the equity and net operating income and expenses of one entity in which we have less than 100% ownership.   The noncontrolling interest of 8.8% had an original value of $828,000,  and at September 30, 2009 has a carrying value of $307,000, and is reflected separately on the balance sheet.

The following provides a summary of the changes in investments in real estate during the nine months ended September 30, 2009 (dollars in thousands):
	Fully Consolidated Investments	Equity Method Joint Ventures	Other Equity Investments	Cost Method Investments	Total

Balance December 31, 2008	$-	$6,167	$-	$1,000	7,167
Assets reclassified from real estate owned	11,103	-	13,116	3,009	27,228
Assets reclassified from mortgage investments	841	-	56	188	1,085
Consolidation of noncontrolling interest	828	-	-	-	828
Sales of real estate investments	(1,500)	-	-	(23)	(1,523)
Sales of joint venture property	-	(266)	-	-	(266)
Impairments on real estate investments	(4,304)	(1,279)	-	(824)	(6,407)
Other adjustments to carrying value	-	-	(576)	(131)	(707)
Equity in loss on real estate investments	-	(712)	(8,267)	-	(8,979)
Balance September 30, 2009	$6,968	$3,910	$4,329	$3,219	$18,426

The following is a summary of our investments in real estate at September 30, 2009 and December 31, 2008 (dollars in thousands):

		September 30,	December 31,
Description	Location	2009	2008
Undeveloped land	NV, AZ	$6,571	$-
Single family residential lots	NV, AZ	5,131	6,167
Office building	NV	1,230	-
Other	NV, OR, AZ	5,494	1,000
Total		$18,426	$7,167

At September 30, 2009, our investments in real estate were held in 25 limited liability companies, and our ownership percentage ranged from negligible to 100%.

Note 6 - Stock Based Compensation
The Board of Directors adopted the 2004 Stock Incentive Plan of Desert Capital REIT, Inc. (the “Plan”), and we have reserved 1,000,000 shares of common stock for issuance under the Plan. As of September 30, 2009 we had granted awards for 124,000 restricted shares in aggregate to our Board of Directors and certain executive officers under the Plan, including 16,000 shares granted in August 2009. The fair value was estimated to be $3.29 per share.  The shares were granted in annual grants to our directors.

Restricted stock expense for the three and nine months ended September 30, 2009 and 2008 was $54,000 and $185,000, respectively.

Note 7 - Premises and Equipment
Premises and equipment are as follows (dollars in thousands):
	September 30, 2009	December 31, 2008
Premises and improvements	$7,474	$7,811
Equipment	100	100
Furniture and fixtures	421	411
Construction in progress	385	-
	8,380	8,322

Less accumulated depreciation	(1,578)	(1,507)
Premises and equipment, net	$6,802	$6,815

During the nine months ended September 30, 2009, we recorded $385,000 of construction in progress related to tenant improvements on our office building in Henderson, Nevada, which serves as our corporate headquarters.  These tenant improvements were related to office space that we rent to related parties.  These improvements will be placed in service during the fourth quarter 2009.

Note 8 – Loss per share
Basic loss per share includes no dilution and is calculated by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding during each period. Diluted loss per share reflects the potential dilution of securities that could share in the earnings or losses of the entity.  Due to the net loss in all periods presented, the calculation of diluted per share amounts would create  an anti-dilutive result and therefore is not presented. As of September 30, 2009 and 2008, there were no unvested shares outstanding under our stock incentive plan.

The following table shows loss attributable to common stockholders (dollars and shares in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
Net loss available to common stockholders:
Loss from continuing operations, net of loss attributable to noncontrolling interest	$(8,560)	$(8,877)	$(31,530)	$(15,972)
Loss from discontinued operations, net	(2,352)	-	(2,805)	-
Net loss available to common stockholders:	$(10,912)	$(8,877)	$(34,335)	$(15,972)

Weighted average number of common shares
outstanding basic and diluted	16,844	16,825	16,835	16,805

Loss from continuing operations	$(0.51)	$(0.53)	$(1.87)	$(0.95)
Discontinued operations	(0.14)	-	(0.17)	-
Basic and diluted loss per common share	$(0.65)	$(0.53)	$(2.04)	$(0.95)

Note 9 – Dividends and Redemption Requests

Declaration Date	Distribution Date	2008
January 31	February 15	$0.100
February 29	March 14	0.025
March 31	April 15	0.025
April 30	May 15	0.025
May 31	June 13	0.025
June 30	July 15	0.025
July 30	August 15	0.025
August 30	September 15	0.025
September 30	October 15	0.025
Total		$0.300

Upon the death of a stockholder, at the option of the stockholder’s estate, the estate has a limited right of redemption with respect to the common stock.  This right of redemption has been accounted for as a liability.  At September 30, 2009, we had redemption requests of 164,000 shares of common stock totaling $1.9 million.

Note 10 – Debt
Bank Note
We had a $7.5 million secured bank note with a term of one year, which was originally a credit facility established for short-term funding needs and bears interest at a rate equal to the prime rate plus 75 basis points, with a floor of 7.0%.  The interest rate at September 30, 2009 was 7.0%.  At September 30, 2009 and December 31, 2008, we had an outstanding balance of $179,000 and $1.4 million, respectively. Certain of our assets are collateral for this note and their value exceeded the note balance on September 30, 2009. In January 2008, $1.0 million was borrowed, and was not repaid within the 90-day time required by terms of the bank note. The bank granted us an extension to February 22, 2009, the original maturity date of the note, to pay the $1.0 million defaulted principal balance and waived default-rate interest through the date of the extension.  Our bank note matured and we were unable to repay the outstanding balance in accordance with the terms of the agreement. In March 2009, the bank reduced the maximum amount of the note to its balance at the time of modification, or $1.2 million, extended the maturity of the note for an additional 12 months and modified certain of the covenants. In addition, we agreed to the following minimum principal payments which have been paid:  $100,000 by March 31, 2009 and $25,000 by June 30, 2009.  In September 2009, we entered into another modification whereby a principal payment in the amount of $50,000 is due on November 30, 2009, and the remaining balance of the note is due on December 5, 2009.  We have made principal payments in the aggregate amount of $981,000 since the modification dates of March 31, 2009 and September 17, 2009.  The related loan agreement contains customary default provisions and requires us to maintain certain financial ratios at quarterly determination dates.  Our ability to incur additional debt is also limited.  At September 30, 2009 and as of the date of this filing, we are not in compliance with certain of the covenants under this loan agreement.  As of the date of this filing we have paid the balance on this note.

Other Notes Payable
At September 30, 2009, our balance of notes payable included two debt agreements totaling $1.5 million. We set aside interest reserves with a balance of $241,000 at September 30, 2009, which have been reflected as a reduction in the note balance, resulting in a net note balance of $1.2 million.   Interest is accrued and paid on the principal amount of the notes, or $1.5 million.  The interest rates on these notes range from 10% to 11%, and payments will be made monthly from the interest reserve account with a balloon payment of the principal balance due at maturity.  The debt is collateralized by certain of our real estate investments with a carrying value of $5.5 million.  The proceeds from the notes of $1.5 million, less closing costs, funding of the interest reserves and other fees were $1.0 million at the date of closing, and were disbursed to CM Capital and classified as prepaid expenses on our balance sheet, and were included in other assets.  At September 30, 2009 this balance of the prepaid expense was $874,000 and is used for the payment of ownership costs, such as property taxes and legal fees, and servicing and property management fees paid to our related party loan servicer and asset manager, CM Capital.

During the second quarter of 2009, we entered into an uncollateralized note payable agreement with a third party.  The principal balance on the note is $250,000 and bears an annual interest rate of 10%.

The following table presents a summary of our other notes payable (dollars in thousands):

Interest Rate	Maturity Date	Original Note Balance	Interest Reserves	Carrying Balance
10%	2/23/2011	$1,247	$(192)	$1,055
11%	8/18/2011	226	(49)	177
10%	6/30/2012	250	-	250
		$1,723	$(241)	$1,482

      Mortgage Loans Payable
We have a mortgage loan from a bank, with an outstanding principal balance of $6.1 million and $6.3 million as of September 30, 2009 and December 31, 2008, respectively.  This loan bears interest at a rate equal to the prime rate, with a floor of 6.75% and a ceiling of 7.75%. Principal and interest are payable monthly and the note matures in 2026, with no prepayment penalty. The interest rate on September 30, 2009 and December 31, 2008 was 6.75%. The mortgage is secured by our office building in Henderson, Nevada. We were in compliance with all financial covenants related to this loan as of September 30, 2009.

We assumed a first lien mortgage payable to a bank upon foreclosure of a 10,330 square foot office building in Houston, Texas in November 2007. The loan had an outstanding principal balance of $1.5 million as of September 30, 2009 and $1.6 million as of December 31, 2008.  The note bears interest equal to the prime rate minus 50 basis points (2.75% at June 30, 2009), and matures in April 2011, with no prepayment penalty.  Principal and interest are payable monthly.

Junior Subordinated Notes Payable
In June 2006, we issued $30.0 million in unsecured trust preferred securities through a newly formed Delaware statutory trust, Desert Capital TRS Statutory Trust I, which is our wholly-owned subsidiary.  The securities bear interest at a floating rate based on the three-month LIBOR plus 400 basis points, which reset each calendar quarter, which was 4.50% and 7.47% on September 30, 2009 and December 31, 2008, respectively.

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

Our junior subordinated notes contain customary default provisions and require us to maintain certain financial ratios at quarterly determination dates, including a minimum tangible net worth requirement.  Our ability to incur additional debt is also limited.  In June 2008 we entered into an agreement with the holders of the trust preferred securities to modify the tangible net worth covenant contained in our indenture through December 31, 2008.  In exchange for the modification we agreed to establish a cash reserve account into which we would make monthly deposits of 25% of our net income until such time as the balance of the reserve account is at least equal to $2.1 million. In addition, in the event that the aggregate amount of the dividends that we pay during any month exceeds the amount that we deposit into the reserve account during such month, we must also deposit into the reserve account 25% of each principal payment we receive in respect of any of our mortgage loans until the amount of the short-fall has been deposited into the reserve account.  We were required to replace the reserve account with a letter of credit in the face amount of $2.1 million as security for the trust preferred securities prior to December 31, 2008; however, we were unable to do so.  During the nine months ended September 30, 2009, the reserve account was used to fund interest payments on the securities, and at September 30, 2009, the balance had been depleted.  At September 30, 2009, interest payable on the securities was $230,000.

At September 30, 2009 and December 31, 2008, we were not in compliance with all covenants as modified.   On April 3, 2009, we received a written notice of the tangible net worth default from the holders of the preferred securities, which was not cured.  On July 27, 2009, we received a written Notice of Event of Default and Acceleration from the holders of the preferred securities that because our tangible net worth was less than $100 million, a default had occurred under the our junior subordinated indenture which had continued for more than 30 days and had caused an event of default to occur under the junior subordinated indenture.  The notice further stated that as a result of the occurrence of such event of default, the principal amount of our obligations under the junior subordinated indenture, together with any and all other amounts payable thereunder had been accelerated and declared to be immediately due and payable by the holders of the preferred securities.  The notice further stated that the holders of the preferred securities, may at their option, pursue all available rights and remedies.  Prior to the acceleration of the obligations, no default in the payment of principal or interest had occurred under the junior subordinated indenture.  On July 27, 2009, we also received a copy of a written notice to the trustee under our junior subordinated notes from the holders of the preferred securities directing the trustee to withdraw the amount on deposit in the reserve account and apply such amount to the payment of amounts due and owing to the holders of the preferred securities.

We have been in negotiations with the holders of the preferred securities to negotiate a restructuring of obligations to the holders of the preferred securities. Our negotiations to restructure our obligations have not been successful to date and there can be no assurance that such efforts will be successful.

Note 11 - Commitments and Related Parties
CM Group is our Advisor and oversees our day-to-day operations including asset, liability and capital management. In lieu of paying salaries to officers, we compensate our Advisor pursuant to an advisory agreement that entitles it to first-tier management compensation, second-tier management compensation, and reimbursement of expenses.  The officers and majority owners of our Advisor are also our executive officers. The annual first-tier management compensation is 1% of the first $200 million of gross average invested assets plus 0.8% of the gross average invested assets in excess of $200 million, to be paid quarterly.   The first-tier management compensation for the three and nine months ended September 30, 2009 was $358,000 and $1.1 million, respectively, and $422,000 and $1.3 million for the three and nine months ended September 30, 2008, respectively. At September 30, 2009, $1.3 million of first tier management compensation was included in accounts payable and accrued expenses.

The second-tier management compensation is a tiered percentage of the amount of our taxable income excluding provision for loan loss and capital losses, before deducting second-tier compensation less a threshold return, which is the net income that would produce an annualized return on our average invested assets equal to the 10-year U.S. Treasury rate plus 1.0%. The tiered percentage is calculated on the weighted average of 20% of the first $200 million of average invested assets and 10% of the excess over $200 million of average invested assets. The second-tier management compensation is calculated quarterly and any positive quarterly amount is paid by us, along with the first-tier management compensation, within 15 days of receipt of the computations.  Second-tier management compensation for the three and nine months ended September 30, 2009 and 2008 was zero.

During 2008, the composition of our investment portfolio changed dramatically from a performing loan portfolio to a defaulted loan and foreclosed property portfolio. Our Advisor, CM Group, receives a management fee for general management of the day-to-day operations of the REIT. With the changing composition of our assets, the functions being performed by our Advisor, and to a larger degree, CM Capital, our loan originator and servicer, increased and changed significantly. CM Capital’s function as loan servicer has historically been to collect interest payments from the borrowers and to distribute interest payments to the investors.  As compensation for this service, the borrower would pay CM Capital a servicing fee. As the borrowers began defaulting on their loans, CM Capital was no longer able to collect the servicing fees on defaulted loans. At the same time, CM Capital began to perform more complex functions related to the defaulted loans and ultimately the foreclosed property, such as soliciting investor votes on the handling of defaulted loans, handling foreclosure proceedings, processing and paying carrying costs, negotiating with borrowers and builders, structuring joint venture agreements, selling property and designing and executing other workout strategies on behalf of the investors. In December 2008, CM Capital services determined that it could no longer advance the carrying costs and workout/resolution costs related to the properties on which it had foreclosed on behalf of the investors, and sent a letter to the investors (owners) of the foreclosed properties giving the investors the option to assume the responsibility for their own asset management functions, or pay CM Capital to provide such services. DCR received such a letter, and in March 2009, agreed to have CM Capital provide asset management services on its behalf. In exchange for such services, we agreed to pay CM Capital servicing fees based on the following: A real estate owned processing fee upon the date of foreclosure in an amount not to exceed 5% of the outstanding loan balance on the date of default, of which 1% is due and payable upon the transfer of title and the remainder is due upon the sale or other disposition of the property plus a yearly servicing fee of either 1% of the original loan balance if the workout strategy is simple or 2% of the original loan balance if the workout strategy is complex, calculated from the date of foreclosure. For the three and nine months ended September 30, 2009, these fees totaled $186,000 and $956,000, and were included in management and servicing fees in the consolidated statement of operations.  At September 30, 2009, $325,000 was payable and included in management and servicing fees payable on the consolidated balance sheets.

To facilitate payment of certain carrying costs and servicing and property management fees, during the nine months ended September 30, 2009, we incurred debt totaling 2.0 million, of which $500,000 has been repaid leaving an outstanding principal balance of $1.5 million. CM Capital served as our debt placement agent and servicer, for which we paid placement fees of $78,000.  In addition, we funded interest reserves related to the notes payable of $368,000, which are being held in a trust account by Preferred Trust Company, an entity owned by certain of our officers.  The proceeds, less closing costs, funding of the interest reserves and other fees were prepaid to our servicer to be used for the payment of costs associated with being a land owner and servicing and property management fees payable to CM Capital.  The balance of the prepaid account at September 30, 2009 was $874,000.

The dealer-manager of our offering of common stock, CM Securities, directs and oversees the sale of our equity securities. CM Securities receives a marketing support fee and sales commissions based on the number of shares of common stock it sells. CM Securities contracts with third party broker-dealers to have a larger sales distribution of equity securities and compensates them out of the sales commissions and marketing support fees it receives from us. Because CM Securities is controlled by our Advisor, it is our affiliate. CM Group acquired ownership of CM Securities on November 21, 2007 and prior to November 21, 2007, CM Securities was owned by our CEO.  Due to the general collapse of the real estate market beginning in late 2007, and the impact of declining real estate values on our mortgage investments, our Board of Directors suspended the sale of Desert Capital REIT shares as of February 22, 2008.  As a result, CM Securities did not earn any sales commissions or marketing support fees for the three months and nine months ended September 30, 2009.  CM Securities earned gross sales commissions and marketing support fees for the three and nine months ended September 30, 2008 of $0 and $36,000, respectively.

In September 2005, a third-party borrower asked us to enter into a land banking transaction, meaning that we would purchase a tract of land, and simultaneously enter into an option contract with the borrower, pursuant to which the borrower would purchase smaller parcels of the initial tract from us over time at a specified price, until it had purchased the entire initial tract.  Due to the rules with which we must comply to maintain our REIT status, actual title to that land had to be owned by a separate entity and could not be held by the Company.  As an accommodation to us and the third-party borrower, our CEO, Todd Parriott formed a company, CM Land, LLC, for the specific purpose of holding title to that land.  We funded $11.9 million of loans to CM Land,  secured by the property. In May 2007, the borrower did not exercise its option under the contract to purchase the remaining portion of the land.  As a result, we foreclosed on the property, and our investment in the loan was converted to membership units representing a 37.6% interest in the limited liability company.  In September 2007, the limited liability company borrowed $13.7 million from private trust deed investors to repay the first position lien-holder, and we guaranteed this debt.  We receive a fee for guaranteeing this debt and for the three and nine months ended September 30, 2009, we earned $103,000 and $274,000, respectively, in guarantee fees.   At September 30, 2009, we have recorded an aggregate impairment of $11.9 million related to this property, resulting in a net carrying value of zero.

CM Equity, LLC (“CM Equity”) was formed in June 2007 for the purpose of investing in, developing, co-developing, operating, owning and financing commercial and residential real estate projects. Some of the executive officers of CM Equity are the same as our executive officers, and our Advisor is also the manager of CM Equity.  In November 2007, we sold a non-performing loan with an outstanding balance of $1.96 million to CM Equity.   No gain or loss was recognized on the sale as we provided 100% financing on the sale.  The loan had a fixed interest rate of 8.25% and was scheduled to mature in November 2009.   The loan became non-performing in the fourth quarter of 2008.  In January 2009, CM Equity deeded the property back to us, and currently the property is being held as real estate owned in the amount of $564,000 net of impairment charges of $1.4 million.

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

In addition to the consideration received, we receive a contingent installment payment from CM Capital on loans we fund. The $8.25 million contingent payment (the “Installment Payment”) is payable  as follows: CM Group will pay or cause CM Capital to pay to TRS, on the last day of each calendar quarter, an amount equal to: (i) 1% of the principal amount of all mortgage loans originated or brokered by CM Capital or any of its affiliates and funded by us during such calendar quarter for the first $200 million of mortgage loans funded during each calendar year; and (ii) 0.5% of the principal amount of all mortgage loans originated or brokered by CM Capital and funded by us during such calendar quarter in excess of $200 million during each calendar year, commencing on December 31, 2007 and continuing on the last day of each calendar quarter thereafter, until TRS has received $8.25 million.  TRS’ right to receive the Installment Payment is secured by all of the outstanding membership units of CM Capital.   For the three and nine months ended September 30, 2009, we did not recognize any income.  For the nine months ended September 2008, we recognized income of $94,000 related to the contingent installment payment.

We also entered into a loan origination agreement with CM Capital and CM Group, which terminates one month after the last day of the month in which the Installment Payment is paid in full.   Under terms of the original Loan Origination Agreement we had the right to fund all mortgage loans identified by CM Capital or any affiliate of CM Group or CM Capital that becomes engaged in the business of originating or brokering commercial loans.  However, we currently do not have cash available for new investments in loans and on September 1, 2009, the loan origination agreement was modified to remove this right of first refusal.  During the nine months ended September 30, 2009, we did not fund any loans originated by CM Capital.

During 2008, CM Capital was not in compliance with certain financial covenants contained in the loan agreement related to the $15.5 million promissory note payable to TRS.  In August 2008, our Board of Directors formed a special committee of independent directors to review the financial covenants and approve a strategy to resolve the defaulted status of the loan. We granted CM Capital a limited waiver, either to enter into an amendment to the loan agreement to modify such financial covenants upon terms and conditions and in form and substance satisfactory to TRS or demonstrate that CM Capital is in compliance with the loan agreement and will be in compliance with the loan agreement at December 31, 2008.  In October 2008, the Special Committee and CM Capital agreed to modify the loan terms, and in November 2008 we executed documents to evidence the modification.  Under the terms of the modification, principal payments on the note were deferred for two years, and the interest rate was reduced from 9% to 6% per annum effective as of July 1, 2008.  Additionally, the working capital financial covenant was replaced with the requirement to maintain a cash balance of $250,000 at the end of each quarter, and the first measurement period for the fixed charge coverage ratio was moved from December 31, 2007 to December 31, 2008.  Based on the modified terms of the promissory note, the modification resulted in an impairment based on the present value of the expected future cash flows under the modified terms.  Accordingly, and included in the $12.9 million note receivable balance, we have provided an allowance for loan loss of $1.8 million to reflect this impairment.  As of December 31, 2008 and September 30, 2009, CM Capital was in compliance with the modified financial covenants set forth above.   We earned interest of $226,000 and $670,000 during the three and nine months ended September 30, 2009 and $226,000 and $923,000 for the three and nine months ended September 30, 2008, respectively.  At September 30, 2009, $7,000 was receivable.

In connection with our ownership of an operating business (See also Note 14 – Acquisition), 3MO, LLC entered into a $2.6 million note payable agreement for working capital purposes during the third quarter 2009.   This note bears interest at an annual  rate of 11.25% and matures in September of 2010.   CM Capital was our loan originator and servicer on this note for which we paid origination and servicing fees of $135,000.  In addition we funded interest reserves related to the note payable of $301,000, which are being held in a trust account by Preferred Trust Company, an entity owned by certain of our officers.

Subsequent to September 30, 2009, the $2.6 million note was increased to $4.0 million and the additional funds will be used for working capital purposes.  We paid $67,000 in origination and servicing fees to CM Capital on this increase and also funded interest reserves of $150,000 in a trust account held by Preferred Trust Company.

Also, during the nine months ended September 30, 2009, 3MO, LLC entered into an uncollateralized note payable agreement for working capital purposes with Residential Capital Mortgage Corporation (RCMC), an entity owned by certain of our officers, in the amount of $50,000.  This note bore a weekly interest rate of 1.5%.  As of September 30, 2009, this loan has been paid off.

We lease office space to CM Group, CM Securities, CM Capital, RCMC and PBX, LLC (an entity owned by certain of our officers) under cancelable operating leases by either party on thirty days written notice.  Total rents received from related parties for the three and nine months ended September 30, 2009 were $129,000 and $388,000.  Rents received from related parties for the three and nine months ended September 30, 2008 were $138,000 and $413,000, respectively.

Note 12 - Fair Value of Financial Instruments
Fair value is best determined based upon quoted market prices. However, in many instances there are no quoted market prices for various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate, estimates of future cash flows and realization of collateral. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. We take into account our own credit risk when measuring the fair value of our liabilities.

The following table summarizes the carrying values and the estimated fair values of financial instruments as of September 30, 2009 and December 31, 2008 (dollars in thousands):

	September 30, 2009		December 31, 2008
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash, cash equivalents and restricted cash	$1,177	$1,177	$1,629	$1,629
Interest receivable	33	33	531	531
Note receivable - related party	12,928	10,975	12,600	11,024
Mortgage investments - net	36,578	36,356	69,538	68,773

Financial liabilities:
Bank note	179	179	1,360	1,274
Notes payable	1,482	1,233	-	-
Mortgages payable	7,651	7,080	7,893	7,264
Junior subordinated notes	30,928	24,578	30,928	27,493

We used the following methods and assumptions in estimating the fair value of each class of financial instrument:

●	Cash, cash equivalents and restricted cash: The carrying values of cash and short-term instruments approximate fair values.
●	Interest receivable: Carrying values approximate fair values due to their short term nature.
●
Note receivable – related party: Fair value is estimated using discounted cash flow analyses based on a rate reflective of the current market environment for a similar period, the fixed amount of the note receivable and an estimated risk of default based on similar business operations and history of operations.  We considered these inputs as Level 3.

●
Mortgage investments-net:  At September 30, 2009 and December 31, 2008 the fair value of fixed rate loans currently classified as performing, was computed based on the probability of collection of the cash flow, a risk free rate of return on all estimated cash flows, the estimated realization of collateral based on recent history and the fixed interest rate of the loans.  At September 30, 2009 and December 31, 2008, substantially all of our impaired loans were evaluated based on the fair value of their underlying collateral based upon the most recent appraisal available to management or recent transaction prices for similar collateral, and as such, the carrying values of these instruments, net of allowance for loan losses, approximates the fair value.  Fair value inputs on performing and non-performing loans are considered Level 3.

●
Bank note:  The value of our variable rate-term borrowing, classified as Level 3, were estimated using a cash flow analysis, taking our credit standing into consideration, as well as the excess assigned collateral, and a rate reflective of the current market environment.

●
Mortgage loans payable and notes payable:  For September 30, 2009 and December 31, 2008 our credit standing was taken into consideration, as well as the assigned collateral which was considered more than adequate, the estimated risk to the lender of the collateral to the loan balance and rates reflective of the current market environment, all of which were factors in the computation of fair value and were considered Level 3 inputs.

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

 We do not have any assets or liabilities that are measured at fair value on a recurring basis.  The following table presents our assets and liabilities that are measured at fair value on a nonrecurring basis at September 30, 2009.  Level 1 and Level 2 data were not used in the fair value measurements.
	Estimated Fair Value	Level 3

Impaired mortgage investments	31,645	31,645
Investments in real estate	18,426	18,426
Real estate owned	2,310	2,310

Note 13 – Commitments and Contingencies
We previously funded $11.9 million of loans that were secured by a property on which we have foreclosed.  We foreclosed with the other lenders on the loan in a limited liability company, Warm Jones, LLC, and converted our $11.9 million investment in the loan into a 37.6% membership interest in Warm Jones, LLC.  We foreclosed subject to the first lien debt and in September 2007, Warm Jones, LLC borrowed $13.7 million to repay the first lien debt.  We guaranteed this debt to minimize our loss related to the investment.  Under the original terms of the indebtedness, the note was due in October 2008 and was subsequently modified to extend the maturity to February 2010.  The beneficiaries under the guarantee have the right to make demand on us under the guarantee to pay the entire $13.7 million if the borrower defaults on the note.  We have determined that our potential liability related to the guarantee was approximately $101,000 as of September 30, 2009 and December 31, 2008, which was included in accrued expenses in our consolidated balance sheets.

On July 27, 2009, we received a written Notice of Event of Default and Acceleration from the holders of the preferred securities that because our tangible net worth was less than $100 million, a default had occurred under our junior subordinated indenture which had continued for more than 30 days and had caused an event of default to occur under the junior subordinated indenture.  The notice further stated that as a result of the occurrence of such event of default, the principal amount of all of our obligations under the junior subordinated indenture, together with any and all other amounts payable thereunder had been accelerated and declared to be immediately due and payable by the holders of the preferred securities.  The notice further stated that the holders of the preferred securities, may at their option, pursue all available rights and remedies.  We have been in negotiations with the holders of the preferred securities to restructure the terms of the junior subordinated notes.  Our negotiations to date have been unsuccessful.  To the extent we are unable to restructure our obligations to the holders of the preferred securities or other remedies under the junior subordinated notes and related junior subordinated indenture are exercised and enforced, it would have a material adverse effect on our financial condition.

Note 14 - Acquisition
On April 22, 2009, we formed a subsidiary of our TRS, 3MO, LLC, to foreclose on a nonperforming loan collateralized by an operating business, a gentlemen’s club in Las Vegas, Nevada with an aggregate original loan balance of $14.4 million.  Upon foreclosure we measured the fair value of the real estate property and related business at $10.0 million.

At the acquisition date and as of September 30, 2009, we have classified the real estate property and related business as assets and liabilities held for sale.  The related results of operations are reported as discontinued operations on our consolidated statement of operations for the three and nine months ended September 30, 2009.  See Note 15– Discontinued Operations.

The following table summarizes the estimated fair value of the nets assets acquired and liabilities assumed at the foreclosure date (dollars in thousands):
Estimated
Description	fair value

Asset acquired:
Land, building and equipment	$10,036
Inventory	35
Prepaid expenses	16
Total assets acquired	10,087

Liabilities assumed:
Accounts payable and accrued expenses	64
Total liabilities assumed	64
Estimated fair value of net assets acquired	$10,023

Estimated
Description	fair value

Fair value of consideration transferred:
Commercial real estate loan	$10,023
Total fair value of consideration transferred	$10,023

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

Note 15 – Discontinued Operations
Assets and liabilities of the business, a gentlemen’s club, acquired on April 22, 2009, as stated in Note 14 - Acquisition, have been classified as held for sale as of September 30, 2009 as we are actively marketing the business for sale.  Assets and liabilities identified as held for sale are classified separately on our consolidated balance sheet and the related results of operations are reported as discontinued operations on our consolidated statement of operations for the three and nine months ended September 30, 2009.

Operating costs and expenses incurred during the three months and nine months ended September 30, 2009, related to our asset held for sale, totaled $2.7 million and $3.4 million, respectively.  These expenses included a $1.6 million impairment due to a decrease in the fair value of the asset as of September 30, 2009.

As of September 30, 2009 and through the date of this filing, 3MO, LLC entered into a $4.0 million note payable agreement.  See also Note 11 – Commitments and Related Parties.

Subsequent to September 30, 2009, we entered into an agreement with a third party to lease the facilities, thus ceasing our operations of the business.  The lease provides for monthly rent of $40,000 and includes a $10 million option to purchase the property.  As we continue to actively pursue the sale of the business, we have classified the business as held for sale.

The following assets and liabilities have been segregated and are included in assets and liabilities held for sale in the consolidated balance sheet as of September 30, 2009 (dollars in thousands):

September 30, 2009
Cash	$278
Accounts receivable	29
Inventory	33
Fixed assets, net	8,500
Other assets	201
Assets held for sale	$9,041

Accounts payable and accrued expenses	$211
Note payable	2,373
Liabilities held for sale	$2,584

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2009	September 30, 2009
Revenue	$2,143	$3,334
Cost of goods sold	1,788	2,634
Operating cost and expenses	2,654	3,442
Total operating cost and expenses	4,442	6,076
Operating loss	(2,299)	(2,742)
Interest expense	53	63
Loss from discontinued operations	$(2,352)	$(2,805)

Note 16 – Subsequent Events
In October 2009, we acquired properties through foreclosure or deed in lieu of foreclosure, with aggregate original loan balances of $11.7 million and $863,000 in associated impairments, and classified the net balances as REO and investments in real estate.

In October 2009, we sold investments in real estate and a mortgage loan with aggregate original loan balances of $178,000 and $37,000 in associated impairments resulting in a net loss of $31,000.

In November 2009, we entered into a note payable agreement with an unrelated third party with an original principal amount of $983,000.  The note bears interest at a rate of 11.0%, payable upon maturity in October 2011.  We received loan proceeds after the payment of closing and servicing fees of $60,000 and interest reserves of $216,000, in the amount of $707,000.

We evaluated subsequent events through November 16, 2009, the date the financial statements were available to be issued. Events or transactions occurring after September 30, 2009 but prior to November 16, 2009, that provided additional evidence about conditions that existed at September 30, 2009, have been recognized in the financial statements for the period ended September 30, 2009. Events or transactions that provided evidence about conditions that did not exist at September 30, 2009 but arose before the financial statements were available to be issued have not been recognized in the financial statements for the period ended September 30, 2009, but have been disclosed herein.

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

Overview
The third quarter 2009 results reflect continued pressure from an uncertain economy and the struggling housing market.  For the three and nine months ended September 30, 2009, we reported a net loss of $10.9 million and $34.3 million, respectively, compared to a net loss of $8.9 million and $16.0 million, respectively, for the three and nine months ended September 30,   2008.  Contributing to the third quarter 2009 net loss was a $3.9 million provision for loan losses, a $2.8 million impairment of real estate owned and real estate investments, a $2.4 million loss on discontinued operations, and a reduction in total interest income of $1.5 million. The original balance of performing loans declined from $35.2 million at September 30, 2008 to $6.1 million at September 30, 2009, resulting in a significant loss of interest income for the current quarter.

While our entire portfolio of real estate investments continues to be negatively impacted by market forces, we continue to take important steps to address our portfolio issues and manage our cash position. The highlights of our actions during the nine months ended September 30, 2009 are as follows:

●
Foreclosed on the underlying real estate securing loans with an original balance of $37.8 million, including our foreclosure of the property resulting in the acquisition of a gentlemen’s club, our single largest asset within our portfolio which is classified as an asset held for sale on our balance sheet;

●
Placed $4.6 million of debt, including our placement of debt within our discontinued operations relating to the gentleman’s club, on specific assets to generate cash to be used for servicing and property management fees, real estate carrying and resolution costs and general operating expenses;

●	Sold real estate for cash proceeds of $1.9 million; and
●	Negotiated a modification of our bank note to extend the maturity date of the existing note.

As the size of our real estate portfolio continues to increase due to continued foreclosure activity, our costs related to real estate ownership also increase. These costs include servicing and property management fees payable to CM Capital, property taxes, legal fees, maintenance costs and resolutions costs.  Because our portfolio of performing loans has shrunk to $6.1 million, our recurring cash flow is not sufficient to cover our general operating costs, including real estate carrying costs.  As a result, we determined that is was in the best interest of our company to leverage a small portion of our real estate assets in order to raise necessary operating capital. During the first nine months of 2009, we entered into $2.0 million of debt, which was placed by CM Capital with individual trust deed investors. The cash proceeds from this debt were prepaid to cover specific costs related to carrying and resolving our real estate portfolio, as well as 12 to 24 months of interest payments on the debt. We continue to closely monitor and manage our liquidity position, understanding that this is of critical importance in the current economic environment. With the addition of this debt, our ratio of debt to total assets increased to 43.0% at September 30, 2009, an increase from 32.8% at December 31, 2008.

Although the real estate and credit market disruptions continue to challenge us, we will continue to explore portfolio resolution strategies that will offer both operating liquidity and potential for longer term capital appreciation. We will also explore additional investment and business opportunities as they arise and as cash becomes available; however, due to the current credit market disruption, our investment opportunities are limited primarily due to our lack of capital available for investment.  Until we generate proceeds through the resolution of our non-performing loans and sale of real estate, we will not have cash available for new investments that will generate cash flows to us. We expect that the current state of the real estate and credit markets will continue to have an adverse effect on our operations throughout 2009 and 2010.

Our Investments
We were established as a mortgage REIT; however, as our borrowers began defaulting on their obligations to us, our Advisor determined that, in many instances, the best course of action was to foreclose on the underlying collateral and take title to the property. Real estate owned and investments in real estate consist of property acquired through foreclosure on mortgage loans. During the nine months ended September 30, 2009, we foreclosed on 17 loans with an aggregate original loan amount of $37.8 million, and a carrying value of $25.3 million, including our foreclosure of the property and resulting acquisition of a gentlemen’s club, our single largest asset within our portfolio, which is classified as an asset held for sale on our balance sheet.

Our interest in real estate owned and real estate investments may be held directly by us, or through LLCs. If we are one of several investors in a larger mortgage loan, such loans are foreclosed on using an LLC to facilitate foreclosing our lender interest along with private investors who hold the remaining loan balance. In these instances, our original investment in the loan is converted to proportionate interests in the LLC. In cases where our ownership interest in an LLC is greater than 50%, we analyze strategic alternatives to determine whether the property should be sold, contributed to a joint venture for development or held for future resolution.  We are also considering certain other strategic initiatives, such as developing and/or operating the real properties that we have acquired through foreclosure. In situations where our ownership interest in an LLC is less than 50%, our ability to make strategic decisions regarding the property is subject to the voting interests of a majority of the members of the LLC, which may hinder our ability to execute our desired strategy for the property.

We account for assets within several different categories including mortgage loans, real estate owned and investments in real estate, including cost, equity and fully consolidated investments.

Mortgage Loans
At inception, our stated business plan was the investment in a variety of types of mortgage loans.  As of September 30, 2009,  mortgage investments still constituted a majority of our investments; however, because of our lack of access to capital, during 2009 we have not originated any new mortgage loans. We may not have funds available to make new investments in mortgage loans until we are able to resolve some of our non-performing loans, sell some of our real estate assets, or have access to the capital markets which are currently closed to us.  At the time of origination, our mortgage investments were short-term (12 to 18 months), balloon loans with fixed interest rates. A substantial portion of these loans consisted of interest-carry loans, meaning we provided the borrower with sufficient financing to enable it to make the interest payments during the term of the loan. To date, all of the mortgage loans which we have funded have been identified by CM Capital and we do not have a contractual arrangement with any other mortgage originator. At September 30, 2009, 26.0% of our portfolio of mortgage investments was secured by properties located in Nevada, and 25.4% was secured by properties located in California.  In addition, we have a significant concentration of credit risk with our largest borrowers.  At September 30, 2009, the aggregate amount of loans to our five largest borrowers was $43.1 million representing approximately 76% of our total investments in mortgage loans.  All but $6.1 million of this amount was classified as non-performing and $10.4 million was reserved in the allowance for loan losses.

Real Estate Owned
Real estate owned consists of property acquired through foreclosure on mortgage loans. As of September 30, 2009, we held $2.3 million in real estate owned, which consists of 2 properties.

Investments in Real Estate
Joint Ventures
When we pursue our resolution strategy of contributing foreclosed property to a joint venture, we account for our resulting ownership as an equity investment in real estate.  To date, we have entered into three joint venture arrangements with one joint venture partner, and have contributed land with an aggregate original carrying value of $6.7 million to the joint ventures. The carrying value of these joint ventures at September 30, 2009 was $3.9 million. Our joint venture partner, the developer, is constructing homes on each of the three projects, and selling the completed homes to homeowners. Under terms of the joint venture agreements, the developer funds the majority of the costs of construction, and we receive our proportionate share of the lot contribution price plus between 13% and 50% of the profits on the sale of each home, depending on our ownership interest. We anticipate that the construction and sale of all the homes in each of the joint venture projects will take from 18 to 60 months.  During the first nine months of 2009, five homes were constructed and sold to homeowners, resulting in cash proceeds to us of $291,000.

Investments accounted for under the Cost Method
In situations where our interest in an LLC represents less than 20% and we do not have significant influence or direct control over the LLC, we account for the investment under the cost method of accounting.  During the nine months ended September 30, 2009, we determined that investments we previously held as real estate owned within LLCs, and with membership interests between negligible and 15%, should be classified as an investments in real estate under the cost method of accounting.  We reclassified these assets at their fair value of $3.0 million.  The carrying value of our cost method investments at September 30, 2009 was $3.2 million.

Investments Accounted for Under the Equity Method
We determined that investments we previously held as real estate owned within LLCs, and with membership interests between 21% and 50%, should be classified as investments in real estate under the equity method of accounting.  We reclassified these assets from REO at their fair value of $13.1 million.  These assets had a carrying value of $4.3 million, net of impairments of $8.3 million at September 30, 2009 and $0 at December 31, 2008.

Fully Consolidated Investments in Real Estate
At September 30, 2009, we held $7.0 million in fully consolidated  real estate investments. We did not hold any fully consolidated investments in real estate at December 31, 2008.  During the nine months ended September 30, 2009, we evaluated certain of our assets that we held in real estate owned and determined that activities occurring within the LLCs in which we are a member, constituted those of an operating entity.  We reclassified $11.1 million of these assets, previously classified as real estate owned, into fully consolidated investments in real estate after we determined we controlled them.  We recognized impairments on these real estate investments of $4.3 million during the nine months ended September 30, 2009.

If we determine that we hold a controlling interest with less than 100% ownership , we fully consolidate these investments on our balance sheet and reflect the minority position as noncontrolling interest on the balance sheet.   During the nine months ended September 30, 2009, we determined that our 91% investment in an LLC should be fully consolidated and classified as an investment in real estate.  The remaining 9% interest is reflected separately as a non controlling interest.

Results of Operations for the three months ended September 30, 2009 compared to the three months ended September 30, 2008
Revenues:
Interest income generated on our mortgage investments decreased by $1.4 million, or 94.8%, to $76,000 for the three months ended September 30, 2009 from $1.5 million for the three months ended September 30, 2008. This decrease was due to an 85.7% decrease in the average balance of the performing loans in our portfolio from $42.9 million for the three months ended September 30, 2008 to $6.1 million for the three months ended September 30, 2009.

Other interest income, including interest income on our related party note receivable from CM Capital and income earned on loans held for sale, decreased by $84,000, or 27.3%, to $227,000 for the three months ended September 30, 2009 from $311,000 for the three months ended September 30, 2008.  Of this decrease, $67,000 is related to the decrease in interest earned on loans held for sale.  We earned $67,000 in interest on loans held for sale during the three months ended September 30, 2008 and none during the three months ended September 30, 2009 as we did not hold any loans for sale.

Expenses:
Interest expense consists of interest on our notes payable, mortgage debt, bank note, and junior subordinated notes payable. Interest expense decreased 4.0%, to $670,000 for the three months ended September 30, 2009 from $698,000 for the three months ended September 30, 2008.   This decrease was primarily a result of a decrease in the average interest rate on our variable rate debt to 5.8% during the three months ended September 30, 2009 from 6.6% during the three months ended September 30, 2008.

Non-interest expense, including provision for loan losses, impairments on real estate owned and real estate investments, equity in losses of unconsolidated investments in real estate, and other expenses decreased $1.9 million or 29.8%, to $8.5 million for the three months ended September 30, 2009 from $10.4 million for the three months ended September 30, 2008.  The provision for loan losses decreased by $3.3 million or 45.6% to $3.9 million for the three months ended September 30, 2009 from $7.2 million for the three months ended September 30, 2008 as a result of the shift in our assets from mortgage investments to either investments in real estate or real estate owned.  The mortgage investments portfolio consisted of $36.6 million at September 30, 2009 compared to $84.6 million at September 30, 2008.  In addition, impairment of real estate owned and investments in real estate and, equity in losses of unconsolidated real estate increased $831,000, or 43.0% to $2.8 million for the three months ended September 30, 2009 from $1.9 million for the three months ended September 30, 2008.  The increase is due to an impairment on our contribution of one of our joint ventures of $1.3 million as a result of the continued pressure on the sales prices of new homes.  These decreases were offset by an increase in other expenses of $564,000 to $884,000 for the three months ended September 30, 2009 from $320,000 in the same period in 2008.  The increase is primarily due to an increase in property taxes of approximately $507,000, including a $395,000 property tax accrual for a real estate property we foreclosed on in early October 2009.

Loss from discontinued operations during the three months ended September 30, 2009 of $2.4 million is directly related to a $1.6 million impairment as a result of a decrease in the fair value of our assets of our operating business along with costs incurred to operate the business.

Results of Operations for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008
Revenues:
Interest income generated on our mortgage investments decreased by $5.1 million, or 93.2%, to $372,000 for the nine months ended September 30, 2009 from $5.5 million for the nine months ended September 30, 2008. This decrease was due to an 89.5% decrease in the average balance of the performing loans in our portfolio from $58.9 million for the nine months ended September 30, 2008 to $6.2 million for the nine months ended September 30, 2009.  Our interest income was also negatively impacted by the significant increase in non-performing loans. The increased balance of non-performing loans lowered the average yield on the entire portfolio to 0.2% for the nine months ended September 30, 2009 from 6.1% for the nine months ended September 30, 2008.

Other interest income, including interest income on our related party note receivable from CM Capital and income earned on loans held for sale, decreased by $671,000, or 49.7%, to $680,000 for the nine months ended September 30, 2009 from $1.4 million for the nine months ended September 30, 2008.  Approximately $254,000 of this decrease was due to the modification of the related party note receivable due from CM Capital.  The interest rate was reduced in late 2008 from 9% to 6%.  In addition, $381,000 was related to the decrease in interest earned on loans held for sale.  We earned $381,000 in interest on loans held for sale during the nine months ended September 30, 2008 and none during the nine months ended September 30, 2009 as we did not hold any loans for sale in 2009.

Expenses:
Interest expense consists of interest on our notes payable, mortgage debt, bank note, and junior subordinated notes payable. Interest expense decreased $551,000 or 23.0%, to $1.8 million for the nine months ended September 30, 2009 from $2.4 million for the nine months ended September 30, 2008.   This decrease was a result of a decrease in the average interest rate on our variable rate debt to 5.4% during the nine months ended September 30, 2009 from 7.3% during the nine months ended September 30, 2008.

Non-interest expense, including provision for loan losses, impairments on real estate owned and real estate investments, equity in losses of unconsolidated investments in real estate and other expenses increased $10.5 million or 48.8%, to $32.2 million for the nine months ended September 30, 2009 from $21.6 million for the nine months ended September 30, 2008. The primary increase in non-interest expense was due to the increase in the impairments on our real estate investments, including our investments that we account for using the equity method of accounting.  Equity in losses of unconsolidated real estate investments increased by $9.0 million, up 100% from the prior year during the same period.  We also recognized an impairment on our contribution of one of our joint ventures of $1.3 million as a result of the continued pressure on the sales prices of new homes.  In addition, we recognized $7.0 million in impairments on our other investments in real estate and real estate owned, an increase of $2.2 million or 46.9% from $4.7 million the prior year during the same period.  The increases in the impairments and equity in losses of our investments in real estate was due to a further decline in real estate, causing the value of our real estate to decline.  These increases were slightly offset by a decrease of $3.3 million, or 25.5%, in our provision for loan losses from $12.9 million for the nine months ended September 30, 2008 to $9.6 million for the nine months ended September 30, 2009, as a result of a shift in our portfolio assets to either real estate owned or investments in real estate as we continue to foreclose on properties.

We also experienced an increase in management and servicing fees of $787,000, or 62.1% from $1.3 million for the nine months ended September 30, 2008.   This increase was a direct result of the accrual of an annual asset management fee paid to CM Capital, our related party servicer, pursuant to the agreement entered into for the management of our foreclosed properties.

Other expenses increased by $875,000 to $1.7 million for the nine months ended September 30, 2009 from $875,000 for the same period in 2008.  The increase is due primarily to increases in our property tax expense.  Property tax expense for the nine months ended September 30, 2009 was $631,000 as compared to $273,000 for the nine months ended September 30, 2008.   In addition, the liability related to our guaranty of indebtedness of $101,000 was included in other expense during the first quarter of 2009.

Loss from discontinued operations during the nine months ended September 30, 2009 of $2.8 million was directly related to a $1.6 million impairment, as a result of a decrease in the fair value of the operating assets, along with costs incurred to operate the business.

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

The following table represents a reconciliation of our GAAP income to our REIT taxable income (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

GAAP net (loss)	$(10,937)	$(8,877)	$(34,855)	$(15,972)
Adjustments to GAAP net income (loss):
Noncontrolling interest	25	-	520	-
Provision for loan losses	3,931	5,104	9,610	10,771
Impairment of real estate	2,453	1,931	8,238	4,738
Equity in losses of real estate investments	309	-	8,979	-
Actual losses on real estate and loans	(3,113)	(411)	(11,202)	(711)
Net adjustment for TRS loss	2,808	2,341	3,834	2,521
REIT taxable income (loss)	$(4,524)	$88	$(14,876)	$1,347

Liquidity and Capital Resources
Our primary sources of funds for liquidity have historically consisted of net interest income from mortgage loans, proceeds from repayment of mortgage loans and proceeds from the sale of our common stock. With the significant deterioration in the performance of our loan portfolio, and the substantial increase in real estate owned due to foreclosures, our sources of funds from normal portfolio operations have been virtually eliminated. In addition, due to the general collapse of the real estate market beginning in late 2007, and the impact of declining real estate values on our mortgage investments, our Board of Directors determined that it was in the best long-term interest of our company and its stockholders to suspend the sale of our common stock as of February 22, 2008. Because of the erosion of our cash flow, we are closely monitoring and managing our liquidity position, understanding that this is of critical importance in the current economic environment. Our primary sources of liquidity are now comprised of proceeds from the sale of real estate investments and proceeds from the issuance of debt.

Net cash used by operating activities during 2009 was $4.6 million, which was primarily due to the substantial loss of interest income due to the deterioration of our loan portfolio, the increase in servicing and property management fees and carrying costs related to our foreclosed assets, and our loss from discontinued operations.  At September 30, 2009, the original loan balance of our mortgage investments was $52.2 million (of which $6.1 million was performing), investments in real estate had a carrying balance of $18.4 million, and real estate owned had a carrying balance of $2.3 million. It is likely that non-performing mortgage loans and real estate assets will produce minimal, if any, current earnings and will be uses of cashflow until they are sold or an alternative resolution becomes available. Additionally, we will continue to incur carrying, servicing and property management costs on our real estate investments until we have disposed of the assets. We anticipate that we will continue to foreclose on the assets underlying our non-performing portfolio throughout the remainder of 2009, which will result in added costs related to property ownership. While the disposition of any of our assets cannot be predicted, our Advisor believes that over time our non-performing mortgage loans and real estate assets will be resolved and that the proceeds generated from the resolution of these assets will provide capital for operating expenses, reinvestment into performing assets or reduction in outstanding debt.  As of September 30, 2009, we have reviewed our mortgage and real estate investments and have recorded a provision for loan losses, equity in losses of unconsolidated investments in real estate and an impairment of real estate owned as needed to reflect the impaired value of our investments. However, with the current uncertainty in the real estate market, the amount of further losses on any individual asset or on the portfolio as a whole may vary. These estimates are based upon a thorough evaluation by our Advisor based on prevailing economic conditions, historical experience, unique characteristics of the asset, industry trends and an estimated net realizable value of the asset.

Net cash provided by investing activities for the nine months ended September 30, 2009, was $1.8 million. As we evaluate resolution strategies on our investment portfolio, we determined that it is in our and our stockholders’ best interest to sell certain assets. Given the recent and ongoing state of the real estate market, sales opportunities are limited, but during 2009, we sold investments for net cash proceeds of $2.2 million. We will continue to evaluate assets for resolution on a case-by-case situation, and anticipate selling additional assets to generate cash for working capital purposes.

With the continued loss of recurring cash flow, combined with the increase in carrying costs related to our growing non-performing real estate portfolio, our Advisor made the determination that it was in the best interest of the Company to incur additional debt to help fund these costs. For the nine months ended September 30, 2009, net cash provided by financing activities was $3.6 million. We entered into three note payable agreements with an aggregate gross principal amount of $2.0 million for cash proceeds, net of interest reserves, of $1.5 million.  During the quarter we paid off the principal balance on one of the notes from the sales proceeds of the underlying property.  The cash proceeds from the issuance of this debt is held by our servicer and asset manager, CM Capital, and is classified as prepaid foreclosure costs on our balance sheet for the purpose of the payment of our expenses as a land owner, including property taxes, legal expenses, and servicing and property management fees. At September 30, 2009, the balance in prepaid foreclosure costs was $874,000.  In addition, we set aside cash of $241,000 for the payment of interest during the term of the debt which are being held in a trust account by Preferred Trust Company, an entity owned by certain of our officers.  The outstanding principal balances of these notes bear interest at 10% to 11% per annum, which is payable monthly. For the foreseeable future, as we continue to incur servicing and property management fees and other expenses related to the ownership of non-income-producing real estate, we anticipate incurring additional debt to fund such expenses.

 In April 2009, we foreclosed on the operating business and real estate securing a defaulted loan with an original principal balance of $14.4 million.  We are actively marketing the business and real estate for sale and have reflected the business as discontinued operations in our financial statements; however, we have continued to operate the business in order to retain value in the property as an operating business until sold. Operating costs related to the business include marketing, repair and maintenance, payroll, liquor and beverage inventory and other general operating expenses.  From the date of foreclosure through September 30, 2009, we have funded $1.5 million in operating expenses. The business is operating in a cash deficit; therefore, to fund the necessary operating expenses, we have leveraged the business and real property to obtain up to $4.0 million of debt. This debt has been, and will continue to be issued in tranches, and at September 30, 2009, the balance was $2.4 million. We believe the proceeds of this debt will be sufficient to operate the business until a resolution can be reached. We have been in negotiations over the past several months with parties interested in buying or operating the business.  In October 2009, we entered into a lease agreement with an operator of similar businesses.  The agreement provides for monthly rent of $40,000 plus 30% of net profits, if any, and contains an option to purchase the facility for $10.0 million at any time during the four-year term of the agreement.  On November 16, 2009, the effective date of the lease, the operator/lessee assumed operations of the business, including the responsibility to fund all operating costs of the business.

In June 2006, we issued $30.0 million in unsecured trust preferred securities, which are reflected on our balance sheet as junior subordinated notes payable.   Since December 31, 2008, we have not been in compliance with certain covenants under the modified terms of the indenture. On April 3, 2009, we received a notice of default and were given 30 days to cure. Due to our inability to cure the default, it matured into an event of default.  In July 2009, the Trustee and the holders of the trust preferred securities notified us that as a result of the occurrence of such event of default, the principal amount of our obligations under the junior subordinated indenture, together with any and all other amounts payable thereunder had been accelerated and declared to be immediately due and payable.  The notice further stated that the holders of the preferred securities, may at their option, pursue all available rights and remedies.  Prior to the acceleration of the obligations, no default in the payment of principal or interest had occurred under the junior subordinated indenture.  On July 27, 2009, we also received a copy of a written notice to the trustee under our junior subordinated notes from the holders of the preferred securities directing the trustee to withdraw the amount on deposit in the reserve account and apply such amount to the payment of amounts due and owing to the holders of the preferred securities.

We have been in negotiations with the Trust Preferred Securities Holders to restructure obligations with the holders of the preferred securities. Our negotiations to date have not been successful and there can be no assurance that such efforts will be successful.  To the extent we are unable to restructure our obligations or other remedies are exercised and enforced, it will have a material adverse effect on our financial condition.

At September 30, 2009, the balance on our secured bank note was $179,000. Subsequent to the balance sheet date, this balance was paid in full from the proceeds from a separate debt issuance with unrelated third parties.

Upon the death of a stockholder, the stockholder’s estate has a limited right of redemption with respect to its common stock, and at September 30, 2009, we had received redemption requests of 164,000 shares of common stock totaling $1.9 million.

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

In summary, our ongoing operating costs and obligations primarily include the following:
  principal and interest payments on our debt;
  property ownership expenses, including property taxes, servicing fees and asset management fees;
  stock redemptions related to the death of stockholders;
  board fees;
  legal and professional expenses; and
  advisory fees.
Due to our limited sources of operating revenue, recurring cash flow will not be sufficient to satisfy our operating costs and obligations. To fund our cash shortfall, we expect to sell investment assets and incur additional debt against our real estate owned assets. Given current market conditions, we may not be able to liquidate assets at a price we believe to be reasonable, or at all, or be able to incur debt on attractive terms.  For the foreseeable future, we do not anticipate having cash available for investing in new loans.

 Contractual Obligations
The following table sets forth information about certain of our contractual obligations as of September 30, 2009 (dollars in thousands):

	Total	Less than 1 year		1 - 3 years	3 - 5 years	More than 5 years
Long-Term Debt Obligations
Junior subordinated notes	$30,928	$30,928	(1)	$-	$-	$-
Mortgages	7,651	318		1,815	495	5,023
Notes payable	1,482	-		1,482	-	-
Short-Term Debt Obligations
Bank note	179	179		-	-	-
Total	$40,240	$31,425		$3,297	$495	$5,023

(1)Due to an uncured event of default, we received notice in July 2009 that the outstanding principal balance had been accelerated and was immediately due and payable.

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

Revenue Recognition
We recognize interest income from investments in mortgage loans over the estimated life of the underlying financial instrument on an accrual basis.

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

Allowance for Loan Losses
The allowance for loan losses represents management’s estimate of probable losses inherent in our portfolio of loans. The allowance for loan losses is reflected in our financial statements based upon individual review of the loans, the specific borrowers’ credit quality and mortgages based upon an evaluation of known and inherent risks affecting our portfolio of mortgage investments including, but not limited to, economic conditions, delinquency status, value of collateral underlying the loan, credit losses to date on underlying mortgages and any remaining credit protection. Management monitors the delinquencies and defaults on mortgage investments and, if an impairment of the related loan is noted, the carrying value of the related loan will be reduced to fair value through the estimate of the allowance for loan losses.  We consider mortgages to be delinquent when principal or interest is contractually past due or the loan is past its maturity date.   Individual valuations on non-performing loans are performed and specific allowances for losses may be established for non-performing and potentially impaired loans based on a comparison of the recorded carrying value of the loan to either the present value of the loan’s expected cash flow, the loan’s estimated market price or, if the loan is collateral dependent, the estimated fair value of the underlying collateral. The allowance is increased by charges to operations and decreased by charge-offs (net of recoveries). Loan loss estimates are reviewed periodically and adjustments are reported in earnings when they become known.  Because any decision regarding the allowance for loan losses reflects a judgment about the estimated fair value of real estate and the probability of future events, there is an inherent risk that such judgments will prove incorrect.  In such event, actual losses may exceed (or be less than) the amount of any allowance.  To the extent that we experience losses greater than the amount of our allowances, we may incur a charge to our earnings that will adversely affect our operating results and the amount of any distributions payable to our stockholders.

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

Investments in Real Estate
Variable Interest Entities (VIE) are to be consolidated by its primary beneficiary (PB). The PB is the party that absorbs a majority of the VIE’s anticipated losses and/or a majority of the expected returns.

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

Entities that issue junior subordinated notes are considered VIEs. However, it is not appropriate to consolidate these entities  as equity interests are variable interests only to the extent that the investment is considered to be at risk. Since our investments were funded by the entities that issued the junior subordinated notes, they are not considered to be at risk.

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

Acquisitions
Acquisitions of property are accounted for utilizing the purchase method for business combinations, and accordingly, the acquired properties’ results of operations would be included in our results of operations from the respective dates of acquisition. Appraisals, estimates of cash flows and valuation techniques are used to allocate the purchase price of acquired property between land, land improvements, buildings and improvements, furniture, fixtures and equipment and identifiable intangibles such as amounts related to in-place leases.
We acquired a property that we have classified as held for sale based our plan to actively market the property. When a property is identified as held for sale, fair value less cost to sell is estimated. If fair value less cost to sell is less than the carrying amount of the asset an impairment charge is recorded for the estimated loss. Depreciation expense is no longer recorded once a property has met the held for sale criteria. The related carrying value of the property is recorded as held for sale in the consolidated balance sheet and operations of the property that are sold or classified as held for sale are recorded as part of discontinued operations for all periods presented. For the nine months ended September 30, 2009, no impairment losses on properties held for sale were recognized

Income Taxes
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

We adopted ASC 740, Income taxes, relating to the accounting for uncertainty in income taxes on January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.   We have recorded a liability in the amount of $55,000.  Changes in estimates and probabilities related to such calculation may have an impact on our financial statements.

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

Based on our loans and liabilities as of September 30, 2009, and assuming the balances of these loans and liabilities remain unchanged for the subsequent twelve months, a 1% increase in interest rates would decrease our annual net income and cash flows by approximately $324,000. This decrease is due to our fixed rate investments and variable rate debt. Based on our loans and liabilities as of September 30, 2009, and assuming the balances of these loans and liabilities remain unchanged for the subsequent twelve months, a 1% decrease in interest rates would increase our annual net income and cash flows by approximately $324,000. This increase again is due to our fixed rate investments and variable rate debt.

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

As indicated below, we reported  material weaknesses related to the entrance into related party agreements as disclosed in our Quarter Report on Form 10-Q for the quarters ending March 31 and June 30, 2009:

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

Remediation
In the three months ended September 30, 2009, the following specific remediation efforts were put into place to address the material weaknesses that existed at March 31, 2009, June 30, 2009 and continue to exist at September 30, 2009, relating to the entrance into related party agreements:

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

We believe that the consolidated financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, with the exception as stated above, our consolidated financial condition as of September 30, 2009 and December 31, 2008 and consolidated statements of operations and cash flows for the three and nine month periods ended September 30, 2009 and 2008, in conformity with GAAP.

We believe that our controls over financial reporting were not effective at September 30, 2009.   Assuming effective controls and procedures are maintained during the quarter ending December 31, 2009, the Company expects that it will have remediated the related material weaknesses.

In addition, there were no other changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2009 that has materially affected, or is reasonable likely to materially affect, the Corporation’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings
In September 2009, because of our prior ownership of CM Capital, we were named in a lawsuit brought by an individual arising from such individual's investment in certain promissory notes in the aggregate amount of $100,000.  Named as defendants in the lawsuit, in addition to the Company, are the following: Todd Parriott, Chief Executive Officer, CMC Securities, LLC, CM Capital Services, LLC (formerly known as Consolidated Mortgage, LLC), Desert Capital REIT, Inc., Benjamin Williams and Strategic Financial Companies, LLC.  Plaintiff alleges, among other things, that in recommending that the plaintiff invest in such promissory notes, CM Capital Services and CM Securities, their agents, principals and employees, and Benjamin Williams made untrue statements of a material fact to the plaintiff and omitted to state material facts to the plaintiff.  Plaintiff seeks, among other things, monetary damages, interest, costs and attorneys' fees.  We believe that the claims asserted in the lawsuit are without merit.  We also deny all other allegations of wrongdoing and intend to vigorously defend the lawsuit.

Item 1A. Risk Factors
During the period covered by this report, there were no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Submission of Matters to a Vote of Security Holders
We held our annual meeting of stockholders on September 9, 2009 and a quorum was present by proxy.  The purpose of this meeting was to vote on the following:

(1)  Election of Directors. Seven directors were elected and the votes cast were as follows:

	For	Against	Withheld	Abstain	Total Shares Voted
Todd B. Parriott	8,508,337	45.860	572,253	2,116	9,128,566
Robert B. Beville	8,529,049	36,835	560,566	2,116	9,128,566
G. Steven Dawson	8,514,046	39,638	572,766	2,116	9,128,566
James L. George	8,516,593	41,942	567,915	2,116	9,128,566
Thomas L. Gustafson	8,519,405	41,942	565,103	2,116	9,128,566
Stacy M. Riffe	8,520,046	36,908	569,496	2,116	9,128,566
Charles Wolcott	8,528,996	26,910	570,544	2,116	9,128,566

(2)  Ratification of Auditors.  Hancock Askew & Co. LLP was ratified as our independent registered public accounting firm for the fiscal year ending December 31, 2009, 8,251,668 shares voted for, 290,101 shares voted against, 666 shares abstained, and 586,131 shares withheld.

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

November 16, 2009	DESERT CAPITAL REIT, INC. By: /s/Todd B. Parriott Todd B. Parriott, Chief Executive Officer, President and Chief Investment Officer and Chairman of the Board (Principal Executive Officer)

November 16, 2009	DESERT CAPITAL REIT, INC. By: /s/Stacy M. Riffe Stacy M. Riffe, Chief Financial Officer, (Principal Accounting Officer)