Form 10-K
DESERT CAPITAL REIT INC
filed 2010-03-23
CIK 1274055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

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

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of March 23, 2010 was 16,849,954.

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

Introduction
Desert Capital REIT, Inc., a Maryland corporation, was formed in December 2003 as a real estate investment trust (“REIT”).  When we first began conducting business, we specialized in the financing of real estate projects by providing short-term mortgage loans to homebuilders and commercial developers in markets where we believed we possessed requisite skills and market knowledge, which were primarily in the western United States. We historically invested in 12 to 18 month, first and second lien mortgage loans, consisting of acquisition and development, construction, and commercial property loans to both local and national developers and homebuilders. We derived our revenues primarily from interest payments received from mortgage investments funded with our equity capital and borrowed funds.

We generated a spread between the interest income on mortgage loans and the interest expense on any borrowings used to finance the loans. However, the increased level of non-performing loans and real estate acquired through foreclosure or deed in lieu of foreclosure through 2009, combined with our lack of capital and liquidity has caused us to curtail our investing activities and focus our efforts on capital and asset preservation.  We did not originally intend to own real estate; however, market conditions since 2007 have created a situation where, in many cases, foreclosure has been the most attractive option available to us. As we continued to foreclose on mortgage loans through 2008 and 2009, we adjusted our portfolio strategy to include land ownership and management, and investments in real estate ventures.  Our primary strategy for generating cash flows and resolving our non-performing loans, real estate owned and investments in real estate acquired through foreclosure, is through the sales of these foreclosed properties. To a lesser extent, our contribution of foreclosed properties to joint ventures and rental income generated on our investment in real estate, specifically a gentleman’s club, provide some additional cash flow for us.

During the first quarter of 2009, certain of our related parties made changes to their legal names in conjunction with a corporate branding initiative. Specifically, our Advisor, Sandstone, became CM Group, LLC (“CM Group” or “Advisor”) and Consolidated Mortgage, LLC became CM Capital Services, LLC (“CM Capital”).   In addition, CM Securities, LLC (“CM Securities”) acquired the business of CMC Financial Services, Inc. The ownership of these entities was not affected.

All of our loan origination and loan servicing activities were conducted through CM Capital, which was our wholly-owned subsidiary from October 2005 through November 2007, at which time it was sold to CM Group.  It is not likely that we will have funds available to invest in new loans, although CM Capital continues to originate and service the debt that we have placed on certain of our investment in real estate assets.  CM Capital is also the asset manager with respect to our direct and indirect real property interests.

We are externally managed and advised by CM Group. CM Group’s majority owner is Todd Parriott, our CEO, and certain other of our officers have ownership interests.  See Note 13 – Commitments and Related Parties.

We qualified as a REIT under the Internal Revenue Code commencing with our taxable year ended December 31, 2004, and expect to continue to qualify for the current fiscal year. To maintain our tax status as a REIT, we must distribute at least 90% of our taxable income to stockholders; however, for the year ended December 31, 2009, we did not generate taxable income.

References herein to “we,” “us,” “our” or “Company” refer to Desert Capital REIT, Inc. and its subsidiaries unless the context specifically requires otherwise.

Our Investments

Real Estate Owned and Investments in Real Estate
We were established as a mortgage REIT; however, as our borrowers began defaulting on their obligations to us, our Advisor determined that, in many instances, the best course of action was to foreclose on the underlying collateral and take title to the property. Real estate owned and investments in real estate consist of property acquired through foreclosure on mortgage loans. During the year ended December 31, 2009, we foreclosed on 26 loans with an aggregate original loan amount of $70.2 million, and a fair value at the time of foreclosure of $47.0 million, including our foreclosure of the property and resulting acquisition of a gentlemen’s club, the single largest real estate asset within our portfolio, which is classified as land and building on our balance sheet.

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

We account for assets within several different categories including mortgage loans, real estate owned and investments in real estate, including cost method, equity method joint ventures and other equity method and fully consolidated investments.

Real estate owned consists of property acquired through foreclosure on mortgage loans. As of December 31, 2009, we held $8.0 million in real estate owned, which consisted of 9 properties.

Investments in real estate consist of property acquired through foreclosure on mortgage loans that are deemed to be operating real estate ventures.  As of December 31, 2009, we held $29.6 million in real estate investments, consisting of 51 properties, not including our investments in joint ventures.  We held $3.0 million in real estate investments classified as joint ventures.

The following table represents our real estate owned and investment in real estate assets, classified by original loan type, at December 31, 2009 (dollars in thousands):

	Investment in Real Estate		Real Estate Owned		Joint Ventures
	Original	Net	Original	Net	Original	Net
	Loan	Carrying	Loan	Carrying	Loan	Carrying
Original Loan Type	Positions	Value	Positions	Value	Positions	Value
Acquisition and development loans	40	$25,398	4	$4,580	91	$2,277
Construction loans	11	1,243	5	3,412	10	720
Total	51	$26,641	9	$7,992	101	$2,997

Investments in Real Estate
Joint Ventures
When we pursue our resolution strategy of contributing foreclosed property to a joint venture, we account for our resulting ownership as an equity investment in real estate.  To date, we have entered into three joint venture arrangements with one joint venture partner, and have contributed land with an aggregate original carrying value of $6.7 million to the joint ventures. The carrying value of these joint ventures at December 31, 2009 was $3.0 million. Our joint venture partner, the developer, is constructing homes on each of the three projects, and selling the completed homes to homeowners. Under terms of the joint venture agreements, the developer funds the majority of the costs of construction, and we receive our proportionate share of the lot contribution price plus between 13% and 50% of the profits depending on our ownership interest, either upon the sale of each home or upon dissolution of the joint venture. We anticipate that the construction and sale of all the homes in each of the joint venture projects will take from 18 to 60 months.  During 2009, ten homes were constructed and sold to homeowners, resulting in cash proceeds to us of $475,000.

Investments accounted for under the Cost Method
In situations where our interest in an LLC is less than 20% and we do not have significant influence or direct control over the LLC, we account for the investment under the cost method of accounting.  During 2009, we determined that investments we previously held as real estate owned within LLCs, and with membership interests between negligible and 15%, should be classified as investments in real estate under the cost method of accounting.  We reclassified these assets at their fair value of $4.0 million.  The carrying value of our cost method investments at December 31, 2009 was $3.0 million, net of impairments that we recognized during 2009 of $1.7 million.

Investments Accounted for Under the Equity Method
In situations where our interest in an LLC represents between 21% and 50%, and we do not have significant influence or direct control over the LLC, we classify the investment as investments in real estate under the equity method of accounting and during 2009,  we reclassified assets from REO at their fair value of $11.4 million.  In addition, we foreclosed on mortgage investments with a carrying value of $3.8 million and classified them as other equity method investments.  These assets had a carrying value of $3.2 million at December 31, 2009, net of impairments that we recognized during 2009 of $10.6 million.

Fully Consolidated Investments in Real Estate
At December 31, 2009, we held $20.4 million in fully consolidated real estate investments.  During 2009, we evaluated certain of our assets that we held in real estate owned and determined that activities occurring within the LLCs in which we are a member constituted those of an operating entity.  We reclassified $12.8 million of these assets to fully consolidated investments in real estate.  In addition, during 2009 we foreclosed on $14.7 million of mortgage investments and classified them as fully consolidated real estate investments.  We recognized impairments on these real estate investments of $11.5 million during 2009.

If we determine that we hold a controlling interest with less than 100% ownership, we fully consolidate these investments on our balance sheet and reflect the minority owner’s position as noncontrolling interest on the balance sheet.   During 2009, certain investments in LLCs were fully consolidated and we classified them as investments in real estate.  The ownership positions of the minority shareholders are reflected separately as non controlling interests.  During 2009 we consolidated $5.8 million of noncontrolling interests.

Mortgage Loans
At inception, our stated business plan was the investment in a variety of types of mortgage loans; however, because of our lack of access to capital, we did not originate any new mortgage loans during 2009. We will not have funds available to make new investments in mortgage loans until we are able to resolve some of our non-performing loans, sell some of our real estate assets, or have access to the capital markets which are currently closed to us.  At the time of origination, our mortgage investments were short-term (12 to 18 months), balloon loans with fixed interest rates. A substantial portion of these loans consisted of interest-carry loans, meaning we provided the borrower with sufficient financing to enable it to make the interest payments during the term of the loan. To date, all of the mortgage loans which we have funded have been originated by CM Capital and we do not have a contractual arrangement with any other mortgage originator. At December 31, 2009, 21.9% of our portfolio of mortgage investments was secured by properties located in Nevada, 35.4% were secured by properties located in Arizona and 42.7% were secured by properties located in Missouri.  We have a significant concentration of credit risk with a large borrower, representing the only borrower still performing on the original obligation.  At December 31, 2009, the aggregate amount of loans to this borrower was $6.1 million with a carrying value of $5.0 million, representing approximately 35.4% of our total investments in mortgage loans.  The remainder of our borrower concentrations consists of two borrowers who are no longer performing on the original obligations and we have not yet foreclosed on the properties at December 31, 2009.

Below is a description of the types of loans in which we historically invested.

•
Acquisition and Development Loans. Development loans enabled borrowers to complete the basic infrastructure and development of their property prior to the construction of buildings or residences. Such development may include installing utilities, sewers, water pipe, or streets. Generally, we invested in development loans with a principal amount of up to 65% of the appraised value of the property.

••
Construction Loans. Construction property loans provided funds to allow commercial and residential developers to make improvements or renovations to the property in order to increase the net operating income of the property so that the property could be sold or would qualify for institutional refinancing. Generally, we invested in construction loans with a principal amount of up to 75% of the appraised value of the property.

•
Commercial Property Loans. Commercial property loans provided funds to allow commercial borrowers to make improvements or renovations to the property in order to increase the net operating income of the property so that it may qualify for institutional refinancing. Generally, we invested in commercial property loans with a principal amount of up to 75% of the appraised value of the property.

The loan-to-value was based upon an appraisal dated within one year of funding. Given the decline in the market values of properties as a result of the disruptions in the real estate and credit markets, the loan-to-value ratios of on our mortgage loans have increased as the current value of the underlying properties has declined.

Balloon Payment
Substantially all of the mortgage loans in which we invested or purchased required the borrower to make a "balloon payment" of the principal amount upon maturity of the loan.  Given today’s credit and real estate environment, a majority of our borrowers were unable to obtain take-out financing for our debt and, therefore, were unable to make the balloon payment due at maturity. In most cases, this has resulted in our foreclosing and taking ownership of the property.

Underwriting Criteria
We have not underwritten any loans during 2009.  Prior to 2009, when our loans were originally underwritten, our Advisor evaluated prospective investments when we had capital available for investment.  That process consisted of selecting the mortgages in which we invested and making all investment decisions on our behalf in its sole discretion, unless the advisory agreement provided otherwise. Stockholders were not entitled to act on any proposed investment. We did not establish any net worth minimums for our borrowers, and we frequently invested in non-investment grade loans, which may have been to borrowers with limited credit histories. We only invested in mortgage loans that met our investment guidelines described below, with particular emphasis being placed on the loan-to-value or loan-to-cost ratios. Generally, each mortgage loan in our portfolio was either full recourse against all assets of individual borrowers, including the real estate being financed, or if the mortgage loan was made to an entity borrower, the mortgage loan was personally guaranteed, on a full recourse basis against all assets of the guarantor, by each of the principals of that entity. A credit report was required for each applicant from at least one credit reporting company. In addition, we required that each prospective borrower and guarantor provide our Advisor with tax returns and financial statements for the prior two years.

When selecting mortgage loans for us, our Advisor adhered to the following guidelines, which were intended to control the quality of the collateral given for our loans:

•
Priority of Mortgages. At least 75% of our mortgage investments were in loans secured by first mortgages and our second mortgage investments were not junior to more than one other mortgage.  We did not invest more than 25% of our assets in second mortgages.

•
Loan-to-Value Ratio. The amounts of our loans combined with the outstanding debt secured by a senior mortgage on a property generally did not exceed the following percentage of the appraised value at the time of funding:

Types of Secured Property	Loan-to-Value Ratio
Raw and unimproved land	60%
Commercial property	75%
Property under development	65% (of anticipated post-development value)
Leasehold interest	75% (of value of leasehold interest)
Construction loan	75% (of anticipated post-development value)

Loan-to-value ratios were based on appraisals at the time of funding and may not have reflected subsequent changes in value. Generally appraisals were dated no greater than 12 months prior to the date of loan funding.  The appraisals may have been for the current estimate of the “as-if developed” value of the property, which approximated the post-construction value of the collateralized property assuming that such property is developed.

Competition
Historically, we sought investments in mortgage loans and competed with a variety of institutional lenders, including other REITs, insurance companies, mutual funds, hedge funds, pension funds, investment banking firms, banks and other financial institutions that invest in the same types of assets. Many of these investors had greater financial resources and access to lower cost of capital than we did, and were better able to withstand the impact of the current disruptions in the real estate and credit markets. No particular competitor dominates the market. Due to the current economic environment, financial institutions in our geographic markets have been limited in their abilities to provide financing for acquisition and development, construction and commercial property loans; however we have not had the capital available to take advantage of these opportunities for investment.

Employees
We are externally advised by CM Group and therefore have no employees.

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

RISKS RELATED TO OUR BUSINESS AND OPERATIONS

If we are not successful in increasing our revenue, reducing our expenses or raising additional capital, to generate sufficient cash flows to meet our obligations as they come due, we may not be able to continue as a going concern.

Over the past two years we have experienced substantial losses including a net loss of $53.0 million, or $3.15 per share for 2009.  Our interest income decreased by $5.3 million, or 92.3%, to $449,000 for the year ended December 31, 2009 from $5.8 million for the year ended December 31, 2008.  These financial results have had a materially adverse impact on our financial condition.   As the size of our non-income producing real estate portfolio continues to increase due to continued foreclosure activity, our costs related to real estate ownership also increase.  These costs include servicing and property management fees payable to CM Capital, property taxes, legal fees, maintenance costs and resolutions costs.  Because our portfolio of performing loans has shrunk to $6.1 million, our recurring cash flow is not sufficient to cover our general operating costs, including real estate carrying costs.  Our future viability is dependent on our ability to execute portfolio resolution strategies that will offer operating liquidity.  If we fail to execute these plans successfully or otherwise address our liquidity shortfall, we would not have adequate liquidity to fund our operations, would not be able to continue as a going concern and could potentially be forced to seek relief through a filing under the U.S. Bankruptcy Code.

Adverse developments in the credit markets and in the global economy have had, and will continue to have, an adverse effect on the value of our investments, our cash flow and our operating results.

Our success is generally dependent upon economic conditions in the U.S. and, in particular, the geographic areas in which a substantial number of our investments are located. Global recessionary economic conditions and adverse developments in the credit markets have substantially reduced or eliminated the availability of financing for most real estate sectors. The mortgage industry has been negatively impacted by severe volatility in the capital markets, significant declines in asset values and lack of liquidity.  Recent adverse changes in the mortgage and capital markets have eliminated, reduced the availability of, or increased the cost of funding sources for us.  These factors have resulted in numerous negative implications to our business, including the inability of our borrowers to access capital to repay their obligations to us resulting in material increases in non-performing loans and foreclosure activity, our inability to execute asset sales at favorable prices and our inability to raise capital or generate sufficient liquidity.  This has reduced, and may continue to reduce, the revenue and cash flow we receive from our investments and the fair value of our investments and has resulted in, and may continue to cause, material asset impairment of these investments. Our response to current economic conditions has required us to change our business strategy, including the types and amount of investments we make, how we finance them and our dividend policies, from our historical approaches.

Limitations on our liquidity and ability to raise capital have had, and we expect will continue to have, an adverse effect on us.

Historically, our primary sources of liquidity have been our bank credit facility, issuances of debt and equity securities in capital markets transactions and repayments of our loans. Liquidity in the currently dislocated capital markets has been severely constrained since the beginning of the credit crisis, increasing the cost of funds and/or effectively eliminating access to funding sources.  As a result, we have been unable and may continue to be unable to access sources of funding or, if available to us, we may not be able to negotiate favorable terms.  We have sought, and will continue to seek, to raise capital through secured debt financing, asset sales, joint ventures and other third party capital arrangements. So far, we have achieved only limited success through these efforts. Any decision by a lender and/or investors to make additional funds available to us in the future will depend upon a number of factors, such as our compliance with the terms of our existing debt obligations, our financial performance, industry and market trends, and the relative attractiveness of alternative investment or lending opportunities.  If we are not otherwise able to raise capital on favorable terms, we may be forced to sell some of our assets at unfavorable prices.  Continued disruption in the global credit markets or further deterioration in those markets may continue to have a material adverse effect on our ability to repay or refinance our borrowings and operate our business. Although we currently expect our sources of capital to be sufficient to meet our near term liquidity needs, there can be no assurance that our liquidity requirements will continue to be satisfied.

If we are not able to continue to make our quarterly interest payments under our junior subordinated notes, the standstill agreement relating to such debt would terminate and the holders of the related trust preferred securities could exercise their rights and remedies against us to collect the debt, which would have a material and adverse effect on our financial condition.

As a result of the increase in non-performing loans and the declining value of our real estate investments during 2008, we were unable to comply with the tangible net worth covenant related to our $30.9 million in junior subordinated notes causing an event of default to occur.  In July 2009, the Trustee and the holders of the trust preferred securities related to the junior subordinated notes notified us that as a result of the occurrence of such event of default, the principal amount of our obligations under the junior subordinated notes, together with any and all other amounts payable thereunder had been accelerated and declared to be immediately due and payable.  The notice further stated that the holders of the trust preferred securities, may at their option  pursue all available rights and remedies.  Prior to the acceleration of the obligations, no default in the payment of principal or interest had occurred under the junior subordinated notes.

Since July 2009, we have been negotiating with the holders of the trust preferred securities to obtain relief from complying with certain financial covenants contained in the junior subordinated indenture, among other things, and to reinstate the debt under our junior subordinated notes.  Subsequent to December 31, 2009, we have entered into a standstill agreement with the holders of the trust preferred securities pursuant to which such holders have agreed not to exercise any rights or remedies against us to enforce or collect the debt in exchange for (i) payment of the interest payment due October 31, 2009 in the amount of $344,000 within one business day following our receipt of the executed standstill agreement, (ii) payment of  the interest payment due January 31, 2010 in the amount of $328,000 on or before March 31, 2010, and (iii)  continued payment of the quarterly interest payments due under the junior subordinated notes in accordance with the terms of the junior subordinated indenture.  To the extent that we are not able to comply with the terms of the standstill agreement, the holders of the trust preferred securities could exercise their rights and remedies against us to collect the debt, which would have a material and adverse effect on our financial condition and could potentially cause us to seek relief through a filing under the U.S. Bankruptcy Code.

Our results of operations could be adversely affected if we are required to perform under a financial guarantee that we have provided with respect a property interest that we obtained through foreclosure.

We guaranteed approximately $13.7 million of indebtedness of Warm Jones, LLC, a limited liability company in which we own a 37.6% membership interest.  Under the original terms of the indebtedness, the note was due in October 2008 and subsequently modified, extending the maturity to February 2010.  Warm Jones did not pay the note when due and the beneficiaries under the guarantee currently have the right to make demand on us under the guarantee to pay the entire $13.7 million. To potentially limit our liability under the guarantee, we have paid $176,000 of interest to the beneficiaries to keep interest payments on the note current. We are currently in negotiations with the beneficiaries in an effort to minimize our potential liability under the guarantee.  If we are required to pay any amount under the guarantee, we may have to sell assets upon disadvantageous terms to generate cash flow. In addition, we may not be able to ultimately recover any amount we are required to pay.  We determined that our potential liability under the guarantee was approximately $3.4 million as of December 31, 2009.

If we are unable to raise additional capital or generate sufficient liquidity we may be unable to conduct our operations.

Our ability to conduct our operations is significantly constrained by our lack of liquidity and our unlikely ability to obtain additional debt financing or to issue equity securities as a result of our current financial condition, as well as the uncertainties and risks caused by the continuing turmoil and volatility in the capital markets and the recessionary economic conditions.  Our ability to continue our operations is dependent upon our short term ability to implement successfully exit strategies with respect to certain of our mortgage loans and real estate assets.  These strategies primarily include asset sales and joint ventures.  Our financial performance and success are dependent in large part upon our ability to implement these exit strategies successfully so that we are able to generate sufficient additional cash flow to enable us to meet our current and future operating expenses.

We face risks associated with owning developed and undeveloped real property.

At December 31, 2009, we held interests in 60 properties and had five non-performing loans.  We will probably foreclose on additional property in 2010.  The risks inherent in owning and/or developing real property increase as demand for commercial or residential property, or rental rates, decrease. Real estate markets are highly uncertain and, as a result, the value of developed and undeveloped property has fluctuated significantly and may continue to fluctuate as a result of changing market conditions. In addition, carrying costs can be significant and can result in losses or reduced margins in a poorly performing project. As a result of our lack of operating cash flow and liquidity, we have placed debt on our property interests to pay the carrying costs associated with owning the properties.  As a result, we hold certain property and may in the future acquire additional property at a cost we may not be able to recover fully or on which we cannot afford to hold long enough to build and develop into a profitable project.  Under current market conditions, we have recorded impairment charges on certain of our properties and may have future impairments of our properties. These impairment charges are based on estimates of fair value. Given the current environment, the amount of market information available to estimate fair value is less than usual; if additional market information becomes available in future periods we may take additional impairment charges.

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

We may not be able to control our operating costs or our expenses may remain constant or increase, even as our revenues decrease, causing our results of operations to be materially and adversely affected.

Factors that may adversely affect our ability to control operating costs include:

•	the need to pay for insurance, legal and other operating costs, including property management fees and real estate taxes, which could increase over time;
•	the need periodically to repair, renovate and re-lease space;
•	the cost of compliance with governmental regulation, including zoning and tax laws;
•	the potential for liability under applicable laws;
•	interest rate levels; and
•	the availability of financing.

If our operating costs increase as a result of any of the foregoing factors, our results of operations may be materially and adversely affected.

The expense of owning and operating a property is not necessarily reduced when circumstances such as market factors and competition cause a reduction in income from the property. As a result, if revenues drop, we may not be able to reduce our expenses accordingly. Costs associated with real estate investments, such as real estate taxes, loan payments and maintenance generally will not be reduced even if a property is not fully occupied or other circumstances cause our revenues to decrease. If a property is mortgaged and we are unable to meet the mortgage payments, the lender could foreclose on the mortgage and take the property, resulting in a further reduction in net income.  Moreover, our interests in undeveloped land do not generate any income against which to offset our carrying costs associated with owning these assets.  Accordingly, to the extent that these assets do not regain some of their market value, we will never recover the costs of owning these assets.

If we are not able to repay or refinance certain of our debt at the maturity of each loan, the lender could foreclose and we could lose our interest in the property securing the foreclosed loan, which could have a material adverse effect on our financial condition.

Substantially all of the property constituting our real estate owned and investments in real estate previously secured acquisition and development or construction loans and as such is undeveloped or underdeveloped property that does not generate any operating income to us.  However, each of these property interests has substantial costs associated with the foreclosure and continued ownership of the interest in the form of legal costs and expenses, servicing and property management fees and property taxes.  As a result of our lack of operating income, in an effort to preserve and maintain our interest in these properties, debt has been placed on these properties to help cover these costs.  As we continue to incur servicing and property management fees and other expenses related to the ownership of non-income producing properties, we may incur additional debt to fund such expenses.  If we are not able to repay or refinance this debt at the maturity of each such loan, the lender could foreclose and we could lose our interest in the property securing the foreclosed loan, which could have a material adverse effect on our financial condition.

We have prepaid certain carrying costs and servicing and management fees to CM Capital and are subject to the credit risk that CM Capital may not have the funds available to pay these carrying costs as they become due, which could have a material and adverse affect on our financial condition.

We have incurred secured debt to facilitate the payment of certain carrying costs and servicing and property management fees associated with the ownership of certain of our non-income producing assets.  The proceeds of this debt, less closing costs, funding of the interest reserves and other fees were prepaid to our loan servicer, CM Capital, to be used for the payment of carrying costs associated with being a land owner and servicing and property management fees payable to CM Capital.  To the extent that CM Capital does not have the funds available to pay the carrying costs for these properties as they become due, the properties could become subject to tax liens or we could otherwise be required to advance additional funds to pay such carrying costs which would result in our payment of such costs twice.  At December 31, 2009, the amount of prepaid costs to CM Capital was $1.7 million.

We may be unable to develop our properties or redevelop existing properties successfully, which could adversely affect our results of operations due to unexpected costs, delays and other contingencies.

Our operating strategy historically has not included owning real property, developing real property or expansion and/or redevelopment of existing property. However, as a result of the adverse developments in the credit markets and global economic conditions, we have interests in 53 properties.   Some of the exit strategies and strategic initiatives that we are considering include engaging in certain development opportunities as they arise.  Development activity may be conducted through wholly-owned subsidiaries or through joint ventures. However, there are significant risks associated with such development activities in addition to those generally associated with the ownership and operation of developed properties. These risks include the following:

•	we may be unable to obtain necessary financing on acceptable terms or at all;
•
we may be unable to obtain, or face delays in obtaining necessary zoning, land-use, building, occupancy, and other required governmental permits and authorizations, which could result in increased development costs and/or lower than expected leases;

•	local real estate market conditions, such as oversupply or reduction in demand, may result in reduced or fluctuating rental rates;
•
we may incur development costs for a property that exceed original estimates due to increased materials, labor or other costs of unforeseen environmental conditions, which could make completion of the property uneconomical;

•	we may abandon development opportunities that we have already begun to explore, and we may fail to recover expenses already incurred in connection with exploring any such opportunities;
•	changes in applicable zoning and land use laws may require us to abandon projects prior to their completion, resulting in the loss of development costs incurred up to the time of abandonment; and
•	we may experience late completion because of construction delays, delays in the receipt of zoning, occupancy and other approvals or other factors outside of our control.

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

As of December 31, 2009, we had ownership interests in three joint ventures. Our investments in these joint ventures involve risks not customarily associated with wholly-owned properties, including the following:

•
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

•
prior consent of our joint venture partners may be required for a sale or transfer to a third party of our interests in the joint venture, which restricts our ability to dispose of our interest in the joint venture;

•
our joint venture partners might become bankrupt or fail to fund their share of required capital contributions, which may delay construction or development of a joint venture property or increase our financial commitment to the joint venture;

•
our joint venture partners may have business interests or goals with respect to the joint venture properties that conflict with our business interests and goals, which could increase the likelihood of disputes regarding the ownership, management or disposition of such properties;

•
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

•	we may suffer losses as a result of the actions of our joint venture partners with respect to our joint venture investments; and
•	our joint venture partner may elect to sell or transfer its interests in the joint venture to a third party, which may subject us to a joint venture partner that is not acceptable to us.

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

In the past, a source of liquidity for us was the voluntary repayment of loans. Because the commercial real estate asset-backed markets remain closed, and banks and life insurance companies have drastically curtailed new lending activity, real estate owners are having difficulty refinancing their assets at maturity. Borrowers have been unable to refinance loans at their maturity, the loans have gone into default and the liquidity that we would have otherwise received from such repayments has not been available. As a lender willing to invest in loans to borrowers who may not meet the credit standards of other financial institutions, the default rate on mortgage loans made by us could be higher than that of the real estate industry generally. As of December 31, 2009 we had 5 loans in our portfolio from 2 separate borrowers that were placed on nonaccrual status.  The aggregate balance of these loans was approximately $13.9 million of which our portion was approximately $11.2 million, and the remaining balance is held by private investors.  These loans are the subject of pending foreclosure proceedings. The increase in our provision for loan losses has materially adversely affected our results of operations.  The inability of borrowers to repay the loans owing to us has had and will continue to have a material adverse effect on our business and operations.

We may suffer a loss if a borrower defaults on a loan and the underlying collateral is not sufficient to cover the loan amount.

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

We periodically evaluate long-lived assets to determine if there has been any impairment in their carrying values and record impairment losses if there are indicators of impairment. If it is determined that an impairment has occurred, the amount of the impairment charge is equal to the excess of the asset’s carrying value over its estimated fair value, which could have a material adverse effect on our financial results in the accounting period in which the adjustment is made. During 2009, we recorded $28.7 million in impairments of real estate investments, including equity in losses of unconsolidated real estate investments related to the decline in the value of real estate.  If market conditions do not improve or if there is further market deterioration, it may impact the number of properties we can sell, the timing of the sales and/or the prices at which we can sell them in future periods. If we are unable to sell properties, we may incur additional impairment charges on properties previously impaired as well as on properties not currently impaired but for which indicators of impairment may exist, which would decrease the value of our assets as reflected on our balance sheet and adversely affect net income and stockholders’ equity. There can be no assurances of the amount or pace of future sales and closings, particularly given current market conditions.

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

 In connection with its audit of our consolidated financial statements for the year ended December 31, 2007, we, together with our independent registered public accounting firm identified deficiencies in our internal control over financial reporting that constituted “material weaknesses” as defined by standards established by the Public Company Accounting Oversight Board. The deficiencies related to our failure to design and implement controls related to the interpretation and implementation of certain accounting principles, primarily related to business combinations in connection with the sale of CM Capital and accounting for loan impairment in connection with a troubled debt restructuring.  We have expanded our internal accounting staff to correct the material weakness identified; however, we cannot assure you that our internal control over financial reporting will not be subject to material weaknesses in the future.

The geographic, borrower and property-type concentrations of our investments may increase our risk of loss.

Our portfolio is primarily concentrated in the Southwestern United States. As of December 31, 2009, approximately 57% of the principal balance of our portfolio was invested throughout Nevada, California, and Arizona. We also have material concentrations in the property types that comprise our loan portfolio, specifically acquisition and development, construction and commercial property.  We have material concentrations in the borrowers of the loans that comprise our loan portfolio. At December 31, 2009, the aggregate amount of our loans to our five largest borrowers was $16.7 million representing approximately 96.2% of our total investments in mortgage loans.  All but $6.1 million of this amount was non-performing.  The allowance for loan losses includes $6.0 million in allowances for these specific loans.  Where we have any kind of concentration risk in our investments, further adverse developments in that area of concentration could further reduce the value of our investment and increase our losses.

The property securing some of our investments may be subject to prior liens and if default on these superior encumbrances occurs, we may be required to pay installments due to the superior encumbrances to protect our investment and we may not have the funds to make such payments.

The property securing an investment may be subject to prior security interests or liens securing payment of other obligations which are or may become superior to our interest. If defaults occur on superior encumbrances, we may lose our security interest in the property through foreclosure of the superior encumbrances and we may, in order to preserve our secured interest, have to pay the periodic installments due to the superior encumbrance in order to prevent foreclosure of the superior encumbrance. In some cases, we have been and in the future, may again be required to pay a superior encumbrance in its entirety. We could be required to make additional cash outlays for an indefinite period of time, including payment of court costs and attorney fees and other expenses incidental to protection investments. These expenses have had and may continue to have an adverse effect on our operating cash flow.  Due to our lack of liquidity, we may be unable to make such payments, which could cause us to lose our investments.

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

We depend on the diligence, experience and skill of our officers and the people working on behalf of our Advisor for the selection, acquisition, structuring and monitoring of our mortgage loan and real estate investments and associated borrowings. In particular, we are dependent on Mr. Parriott to perform the Advisor's duties and if he is unable to do so, our results of operations will be negatively impacted. Mr. Parriott performs the duties of Chief Executive Officer of the Advisor and as our Chairman of the Board, Chief Executive Officer, President and Chief Investment Officer. Mr. Parriott founded us and our Advisor, and his continued service is critical to our overall operations and strategic direction. If Mr. Parriott is unable to perform our Advisor's duties, we may not be able to identify the same quantity or quality of investments. In addition, the relationships that Mr. Parriott and our other officers have developed with existing and prospective developers of residential and commercial real estate are critically important to our business. We have not entered into employment agreements with our senior officers. We do not currently employ personnel dedicated solely to our business, and our officers are free to engage in competitive activities in our industry. The loss of any key person could harm our business, financial condition, cash flow and results of operations.

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

We cannot estimate with certainty the future aggregate fees and expense reimbursements that will be paid to our Advisor under the advisory agreement due to the time and manner in which our Advisor's second-tier management compensation and expense reimbursements are determined.

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

ITEM 2. PROPERTIES

We own an office building in Henderson, Nevada, which serves as our corporate headquarters. The building is approximately 40,000 square feet, and as of December 31, 2009, the building was 88% occupied. Currently, the building is 100% leased; approximately 25,000 square feet of office space is leased to related parties and approximately 15,000 square feet is leased to unrelated third parties under operating leases that are cancelable on thirty days written notice by either party.

In addition, we own the land and building of an operating business that we foreclosed on in April 2009.  We originally classified the real estate property (the land and building), and related assets and liabilities as assets and liabilities held for sale, but in November 2009,  we entered into an agreement with an unrelated third party to lease the 10,000 square feet of facilities, at which time we also ceased the operations of  the business.  Under the lease agreement, the lessee assumed the operations of the business, including the responsibility to fund all operating costs of the business.  We have maintained ownership of the real property and have classified it as building and land on our consolidated balance sheet, and depreciate it over its estimated useful life.

ITEM 3.  LEGAL PROCEEDINGS

In September 2009, because of our prior ownership of CM Capital, we were named in a lawsuit brought by an individual arising from such individual's investment in certain promissory notes in the aggregate amount of $100,000.  Named as defendants in the lawsuit are the following: Todd Parriott, Chief Executive Officer, CM Securities, LLC, CM Capital Services, LLC (formerly known as Consolidated Mortgage, LLC), Benjamin Williams and Strategic Financial Companies, LLC.  Plaintiff alleges, among other things, that in recommending that the plaintiff invest in such promissory notes, CM Capital Services and CM Securities, their agents, principals and employees, and Benjamin Williams made untrue statements of a material fact to the plaintiff and omitted to state material facts to the plaintiff.  Plaintiff seeks, among other things, monetary damages, interest, costs and attorneys' fees.  We believe that the claims asserted in the lawsuit are without merit.  We also deny all other allegations of wrongdoing and intend to vigorously defend the lawsuit.

We are named in a lawsuit brought by a current shareholder and its affiliates arising from a transaction whereby Desert Capital TRS, Inc. acquired all of the units in CM Capital in exchange for cash and shares of our stock.  Named as defendants in the lawsuit, in addition to us, are the following: Todd Parriott, our Chief Executive Officer, Phillip Parriott, CM Securities, LLC, Burton, Desert Capital TRS, Inc., ARJ Management Inc., CM Land LLC, and CM Capital.  Plaintiffs allege, among other things, the existence of an oral agreement pursuant to which they are allegedly entitled to receive a portion of the management fee paid by us to Burton. Plaintiffs also allege, among other things, that CM Capital made certain overpayments to management before the formation of Desert Capital REIT and undisclosed payments in connection with the formation of Desert Capital REIT and various other entities.  Plaintiffs seek, among other things, damages, prejudgment interest, attorneys' fees, and punitive damages.  We believe that the claims asserted in the lawsuit are without merit.  We deny the existence of any oral agreement and believe that we have fully performed all of their obligations which were memorialized in the Unit Purchase Agreement concerning CM Capital.  We also deny all other allegations of wrongdoing.  We intend to vigorously defend the lawsuit.

ITEM 4. RESERVED

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

There is no established public trading market for our common stock. As of March 23, 2010, the approximate number of record holders of our common stock was 3,885.  Our Board of Directors declared monthly dividends on the last day of each month, payable to stockholders of record at the close of business on the last day of the subsequent month. The table below lists the declaration dates and per share amounts.  On October 31, 2008, we announced the suspension of our monthly dividend, effective immediately and did not pay any dividends in 2009.  Set forth in the table below is information regarding the dividends we  paid per share during 2008 and 2007.

Declaration Date	Distribution Date	2008	2007
January 31	February 15	$0.100	$0.100
February 29 and February 28 respectively	March 14 and March 15, respectively	0.025	0.100
March 31	April 15 and April 14, respectively	0.025	0.100
April 30	May 15	0.025	0.100
May 31	June 13 and June 15, respectively	0.025	0.100
June 30	July 15 and July 13, respectively	0.025	0.100
July 31	August 15	0.025	0.100
August 30 and August 31, respectively	September 15 and September 14, respectively	0.025	0.100
September 30	October 15	0.025	0.100
October 31	November 15	-	0.100
November 30	December 14	-	0.100
December 31	January 15	-	0.100
Total		$0.300	$1.200

EQUITY COMPENSATION PLAN INFORMATION

We have reserved 1,000,000 shares of common stock for issuance under our 2004 Stock Incentive Plan. The plan was approved by our stockholders in 2004 before we commenced with our initial public offering. We have issued a total of 124,000 shares of restricted stock under this plan, all shares of which have been issued to our directors and certain executive officers.  All issued shares are fully vested as of December 31, 2009.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data is derived from our consolidated financial statements. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," “Risk Factors” and our audited consolidated financial statements and notes thereto included elsewhere in this report.

	Year Ended December 31,
	(in thousands, except per share amounts)
	2009	2008	2007	2006	2005
Interest income	$1,355	$7,382	$20,268	$18,271	$4,660
Non-interest income	1,143	1,131	12,316	11,388	10,776
Total revenue	2,498	8,513	32,584	29,659	15,436

Interest expense	2,609	3,126	4,018	2,670	942
Non-interest expense	42,625	19,371	15,324	11,966	7,573
Provision for loan losses	11,123	23,616	34,411	369	56
Income tax expense (benefit)	(72)	(123)	668	406	670
Total expense	56,285	45,990	54,421	15,411	9,241

(Loss) income attributable to noncontrolling interest	(2,542)	-	-	-	884

Loss from discontinued operations	(1,771)	-	-	-	-

Net (loss) income attributable to common stockholders	$(53,016)	$(37,477)	$(21,837)	$14,248	$5,311

Net (loss) income per share-basic and diluted from continuing operations	$(3.04)	$(2.23)	$(1.35)	$1.06	$1.09
Loss per share from discontinued operations	(.11)	-	-	-	-
Net (loss) income per share available to common stockholders	$(3.15)	$(2.23)	$(1.35)	$1.06	$1.09

Total assets	$82,967	$122,629	$165,714	$187,031	$97,526
Total liabilities	54,881	42,742	44,667	48,582	14,702
Noncontrolling interests	3,312	-	-	-	-
Equity available to common stockholders	24,774	79,887	121,047	138,449	82,824
Total stockholders' equity	28,086	79,887	121,047	138,449	82,824

Dividends declared per share	$-	$0.300	$1.200	$1.200	$1.125

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

Our forward-looking statements are based upon our management’s beliefs, assumptions and expectations of our future operations and economic performance, taking into account the information currently available to us. Forward-looking statements involve risks and uncertainties, some of which are not currently known to us, that might cause our actual results, performance or financial condition to be materially different from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. Some of the important factors that could cause our actual results, performance or financial condition to differ materially from expectations are:

●	economic conditions impacting the real estate market and credit markets;
●	changes in interest rates;
●	our ability to sell assets;
●	our continued inability to obtain liquidity;
●	additional impairments on our assets;
●	our inability to restructure our obligations under our junior subordinated notes; and
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

Business

We are a Maryland corporation formed in December 2003 as a real estate investment trust (“REIT”). When we first began conducting business, we specialized in the financing of real estate projects by providing short-term mortgage loans to homebuilders and commercial developers in markets where we believed we possessed requisite skills and market knowledge, which was primarily in the western United States. We historically invested in 12 to 18 month, first and second lien mortgage loans, consisting of acquisition and development, construction, and commercial property loans to both local and national developers and homebuilders. Previously, we derived our revenues primarily from interest payments received from mortgage investments funded with our equity capital and borrowed funds. Currently, we rely primarily on sales of our real estate assets and to a lesser degree on interest income from our performing loans and rental income from our tenants, to provide the cash flow necessary to operate our business.

Our operating results are affected primarily by: (i) real estate and credit market volatility, (ii) our level of non-performing assets, foreclosures and related loan losses and impairments, (iii) the amount of capital we are able to raise through asset sales to operate our business and preserve our assets and capital, and (iv) our ability to execute effective resolution strategies on our foreclosed properties.

Our consolidated financial statements have been prepared on the basis that we will continue as a going concern, which contemplates the realization and satisfaction of liabilities and commitments in the normal course of business.  Over the past two years we have experienced substantial losses including a net loss of $53.0 million, or $3.15 per share for 2009.  Our interest income decreased by $5.3 million, or 92.3%, to $449,000 for the year ended December 31, 2009 from $5.8 million for the year ended December 31, 2008.  These financial results have had a materially adverse impact on our financial condition and raise substantial doubt as to our ability to continue as a going concern.   Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to amounts and classification of liabilities that may be necessary should we be unable to continue as a going concern.

As the size of our non-income producing real estate portfolio continues to increase due to continued foreclosure activity, our costs related to real estate ownership also increase.  These costs include servicing and property management fees payable to CM Capital, property taxes, legal fees, maintenance costs and resolutions costs.  Because our portfolio of performing loans has shrunk to $6.1 million, our recurring cash flow is not sufficient to cover our general operating costs, including real estate carrying costs.  We believe that a minimum of between $6.5 million and $7.0 million in working capital will be needed in order to fund the Company’s planned operations through December 31, 2010.   We plan to sell certain of our real estate assets to provide funding for our operations but selling assets at acceptable prices in the current real estate market continues to be very difficult.  Our future viability is dependent on our ability to execute portfolio resolution strategies that will offer operating liquidity, including potentially being required to sell assets at unfavorable prices.  If we fail to execute these plans successfully or otherwise address our liquidity shortfall, we would not have adequate liquidity to fund our operations and would not be able to continue as a going concern.

Recent Developments and Trends

Current Economic Environment
We are operating in a challenging and uncertain economic environment, including generally uncertain national conditions and local conditions in our markets. The capital and credit markets have been experiencing volatility and disruption for more than 24 months.  Concerns about the capital adequacy of financial services companies, disruptions in global credit markets and continued pricing declines in the U.S. housing market have led to further disruptions in the financial markets and have exacerbated the longevity and severity of the credit crisis. In addition, the current level of low economic growth on a national scale, the possible occurrence of another national recession, and further deterioration in local economic conditions in our markets lead to substantial doubt as to our ability to continue as a going concern.  We are particularly exposed to downturns in the U.S. housing market. The disruption in these markets directly impacts our business because our investment portfolio initially consisted primarily of investments in mortgage debt. Our business was built on investing in acquisition and development, construction, and commercial property loans with terms of 12 to 18 months. Dramatic declines in the housing market over the past two years, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of mortgage loans and have resulted in significant write-downs of asset values.

Reflecting concern about the stability of the financial markets and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to our borrowers. In addition, land developers have been forced to liquidate land inventory at prices significantly below the original purchase price in order to obtain cash needed for working capital purposes. This situation negatively impacts us in two ways.  First, developers have sought other means of survival, including defaulting on their debt obligations.  Second, developers are selling property at low prices, negatively impacting the value of surrounding properties, including properties in which we have an interest. As real estate values have continued to decline, many of our borrowers have declared bankruptcy or have ceased operations. As a result of this confluence of events, all but one of our borrowers have defaulted on their obligations to us, which in turn has resulted in a substantial increase in our non-performing loans.  If the loan has been guaranteed we look to the guarantee for repayment.  This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. We do not expect that the difficult conditions in the financial markets are likely to improve in the near future. Given the systemic collapse of the real estate and financial markets, our guarantors have likely guaranteed other projects as well that are also in default, and thus are unlikely to have any assets with which to repay amounts owed to us.

We have been generally unsuccessful at workout solutions on our non-performing loans, specifically workout solutions with the original borrowers, and have had to foreclose and take ownership of the properties underlying the non-performing loans. During 2009, we foreclosed on properties securing 26 mortgage loans with an aggregate original principal amount of $70.2 million. These loans were impaired prior to foreclosure, so that the amount recorded on our balance sheet as real estate owned or real estate investments as a result of these foreclosures was $47.0 million. Of our remaining mortgage investments, all but $5.0 million with aggregate original balances of $6.1 million were non-performing at December 31, 2009.  As of the date of this filing, we have foreclosed on $2.9 million of the aggregate original balances of $11.2 million in non-performing loans at December 31, 2009.

Upon foreclosure of a property, we make a determination based on the facts specific to that property as to how to proceed.  While there may be other alternatives, we generally employ one of the following strategies to seek ultimate resolution of our investment:

•
Sale of the Foreclosed Collateral – If we determine through a thorough review process that it is advantageous to sell the property that previously secured a non-performing loan at a loss rather than to continue to hold the property and incur additional costs related to property ownership, we may sell the property for cash or finance the sale with a qualified buyer.  During 2009, we sold foreclosed properties with a carrying value of $2.5 million for total net proceeds to us of $2.4 million.

•
Joint Venture –We may contribute real estate assets to an operating joint venture, structured as a limited liability company (“LLC”) with other private investors in a loan or with a new investor to provide additional financing and development expertise to complete the project.  Once the project is completed and sold, we will distribute the sales proceeds according to the LLC agreement. This strategy may significantly reduce our ownership in the property. During 2008, we formed three joint ventures, each with the same partner, and contributed real estate with a carrying balance of $6.7 million into the joint ventures.  During 2009, we sold 10 homes within one of our joint venture projects for net cash proceeds to us of $475,000.

•
Hold the Property – If we are unable to implement any of the strategies discussed above, or if we determine that it may be advantageous to hold the property based upon local real estate market conditions, we will hold the property for an undetermined period of time. This is a temporary strategy, which at the appropriate time will be replaced with one of the other options. It was not our original intent to become property owners, although in certain instances, holding the property is the best strategy while we work towards developing an exit strategy.

The increase in non-performing loans and foreclosures has negatively impacted our operating results by both virtually eliminating our interest income and increasing our provision for loan losses and impairments.  Moreover, because substantially all of the property constituting our real estate owned and investments in real estate previously secured acquisition and development or construction loans, such property does not generate any operating income.  However, each of these property interests has substantial costs associated with the foreclosure and continued ownership of the interest in the form of legal costs and expenses, servicing and property management fees and property taxes.  Accordingly, we have been adversely affected by reduced income and increased loan losses, as well as increased costs associated with non-income producing properties.  As a result of our lack of operating income, in an effort to preserve and maintain our interest in these properties, debt has been placed on these properties to help cover these costs.  As we continue to incur servicing and property management fees and other expenses related to the ownership of non-income producing properties, we may incur additional debt to fund such expenses.

Due to the credit market disruption discussed above and our lack of income and capital, we do not have and it is unlikely that we will have capital available for investment.  Unless we generate sufficient proceeds through the resolution of our non-performing loans and sale of real estate, we do not expect to have cash available for new investments that will generate cash flows to us. Management expects that the current state of the real estate and credit markets will continue to have an adverse effect on our operations.  Despite the difficult market, our Advisor and servicer resolved a number of the defaulted loans, real estate owned properties and investments in real estate during 2009.  We sold $405,000 of the property securing loans for cash proceeds of $355,000 and $2.8 million of real estate owned and real estate investments for cash proceeds of $2.9 million, including the sales of homes within our joint venture.  Our Advisor and asset manager will continue to dedicate their efforts toward further resolutions.

Overview of Financial Results
The 2009 results reflect continued pressure from an uncertain economy and the struggling residential and commercial markets.  For 2009, our net loss was $53.0 million, or $3.15 loss per share.   This net loss was primarily a result of $11.1 million in provision for loan losses, $28.7 million in impairments of real estate investments, including losses in equity investments, $1.6 impairment on a building that we acquired through a foreclosure in April 2009, a $1.8 million loss on discontinued operations, and an increase in valuation to $3.4 million of a loan guaranty. Although our balance of non-performing loans was unchanged from December 31, 2008 to December 31, 2009, we continued to foreclose on the properties underlying the non-performing loans during 2009. The average original balance of performing loans during 2008 was $106.4 million and decreased to $6.2 million during 2009, resulting in a significant loss of interest income for the year and substantial increase in costs.

As a result of the increase in non-performing loans and the declining value of our real estate investments during 2008, we were unable to comply with the tangible net worth covenant related to our $30.9 million in junior subordinated notes causing an event of default to occur.  In July 2009, the Trustee and the holders of the trust preferred securities related to the junior subordinated notes notified us that as a result of the occurrence of such event of default, the principal amount of our obligations under the junior subordinated notes, together with any and all other amounts payable thereunder had been accelerated and declared to be immediately due and payable.  The notice further stated that the holders of the trust preferred securities, may at their option, pursue all available rights and remedies.  Prior to the acceleration of the obligations, no default in the payment of principal or interest had occurred under the junior subordinated notes.

Since July 2009, we have been negotiating with the holders of the trust preferred securities to obtain relief from complying with certain financial covenants contained in the junior subordinated indenture, among other things, and to reinstate the debt under our junior subordinated notes.  Subsequent to December 31, 2009, we have entered into a standstill agreement with the holders of the trust preferred securities pursuant to which such holders have agreed not to exercise any rights or remedies against us to enforce or collect the debt in exchange for (i) payment of the interest payment due October 31, 2009 in the amount of $344,000 within one business day following our receipt of the executed standstill agreement, which we paid on March 9, 2010, (ii) payment of  the interest payment due January 31, 2010 in the amount of $328,000 on or before March 31, 2010, and (iii)  continued payment of the quarterly interest payments due under the junior subordinated notes in accordance with the terms of the junior subordinated indenture.  To the extent that we are not able to comply with the terms of the standstill agreement, the holders of the trust preferred securities could exercise their rights and remedies against us to collect the debt, which would have a material and adverse effect on our financial condition and could potentially cause us to seek relief through a filing under the U.S. Bankruptcy Code.

As the size of our real estate portfolio continues to increase due to continued foreclosure activity, our costs related to real estate ownership also increase. These costs include servicing and property management fees payable to CM Capital, property taxes, legal fees, maintenance costs and resolutions costs.  Because our portfolio of performing loans has shrunk to $6.1 million, our recurring cash flow is not sufficient to cover our general operating costs, including real estate carrying costs.  As a result, we determined that is was in the best interest of our company to leverage a small portion of our real estate assets in order to raise necessary operating capital. During 2009, we entered into $4.2 million of debt, which was placed by CM Capital with individual trust deed investors. The cash proceeds from this debt were prepaid to CM Capital to cover specific costs related to carrying and resolving our real estate portfolio, as well as 12 to 24 months of interest payments on the debt. In addition, we placed $4.0 million of debt on the property of 3MO, LLC, a gentleman’s club, which is being leased to a third party as of December 31, 2009.  Subsequent to December 31, 2009, we increased this debt to $5.0 million. We continue to closely monitor and manage our liquidity position, understanding that this is of critical importance in the current economic environment. With the addition of this debt, our ratio of debt to total assets increased to 55.0% at December 31, 2009, an increase from 32.8% at December 31, 2008.

While our entire portfolio of real estate investments continues to be negatively impacted by market forces, we continue to take important steps to address our portfolio issues and manage our cash position. The summary of our actions during 2009 is as follows:

●
Foreclosed on the underlying real estate securing loans with an original balance of $70.2 million, including our foreclosure of the property resulting in the acquisition of a gentlemen’s club, our single largest asset within our portfolio which is classified as land and building on our balance sheet;

●	Placed $8.2 million of debt on specific assets to generate cash to be used for servicing and property management fees, real estate carrying and resolution costs and general operating expenses;
●	Sold real estate for cash proceeds of $3.3 million; and
●	Paid off our note payable to a bank.

Although the real estate and credit market disruptions continue to challenge us, we will continue to explore portfolio resolution strategies that will offer  operating liquidity. We will also explore additional investment and business opportunities as they arise and as cash becomes available; however, due to the current credit market disruption and our lack of income and capital, we do not have and it is unlikely that we will have capital available for investment.  Unless we generate sufficient proceeds through the resolution of our non-performing loans and sale of real estate, we do not expect to have cash available for new investments that will generate cash flows to us. We expect that the current state of the real estate and credit markets will continue to have an adverse effect on our operations throughout 2010.

Results of Operations - Year ended December 31, 2009 compared to the year ended December 31, 2008

Revenues:
Interest income generated on our mortgage investments decreased by $5.3 million, or 92.3%, to $449,000 for the year ended December 31, 2009 from $5.8 million for the year ended December 31, 2008. This decrease was due to a 94.2% decrease in the average balance of the performing loans in our portfolio from $106.4 million for the year ended December 31, 2008 to $6.2 million for the year ended December 31, 2009.   The increased balance of non-performing loans lowered the average yield on the entire portfolio to 0.08% for the year ended December 31, 2009 from 5.4% for the year ended December 31, 2008.

Other interest income, including interest income on our related party note receivable from CM Capital and income earned on loans held for sale, decreased by $680,000, or 42.9%, to $906,000 for the year ended December 31, 2009 from $1.6 million for the year ended December 31, 2008.  Approximately $254,000 of this decrease was due to the modification of the related party note receivable due from CM Capital.  The annual interest rate was reduced in late 2008 from 9% to 6%.  In addition, we earned $381,000 in interest on loans held for sale during the year ended December 31, 2008 and none during the year ended December 31, 2009 because we did not hold any loans for sale in 2009.

Expenses:
Interest expense consists of interest on our notes payable, mortgage debt, bank note, and junior subordinated notes payable. Interest expense decreased $517,000 or 16.5%, to $2.6 million for the year ended December 31, 2009 from $3.1 million for the year ended December 31, 2008.   This decrease was a result of a decrease in the average interest rate on our variable rate debt, which includes our junior subordinated debt and mortgages, to 5.2% during the year ended December 31, 2009 from 7.5% during the year ended December 31, 2008. This decrease was offset by an increase in our interest expense on our fixed rate notes totaling $382,000 for the year ended December 31, 2009.  The average interest rate on our fixed rate debt was 11.2% which includes interest of $299,000 on our $4.2 million notes payable and $83,000 on our $4.0 million note payable originated from our operating business, 3MO, LLC. Interest expense also included payments on a loan we have guaranteed.  To potentially limit our liability on the guarantee, we paid $176,000 of interest to the lender, during the twelve months ended December 31, 2009 to keep the note current.

Non-interest expense, including other expenses, provision for loan losses, impairment on a building, impairments on real estate owned and real estate investments, and equity in losses of unconsolidated investments in real estate increased $10.7 million or 25.0%, to $53.7 million for the year ended December 31, 2009 from $43.0 million for the year ended December 31, 2008. The increases in non-interest expense were due to an increase of $4.1 million on impairments of all of our real estate assets to $41.4 million, including impairment on a building, up 11.0%  from the prior year of $37.3 million.   The increases in the impairments and equity in losses of our investments in real estate and real estate assets were due to a further decline in real estate values, specifically commercial real estate, causing the value of these assets to decline.    In addition, non-interest expense increased due to an increase in management and servicing fees of $1.2 million for the year ended December 31, 2009, or 61.3% from $2.0 million for the year ended December 31, 2008.   This increase was a direct result of the accrual of an annual asset management fee payable to CM Capital, our related party servicer, pursuant to the agreement entered into for the management of our foreclosed properties.  We incur CM Capital servicing fees as follows: a real estate owned processing fee upon the date of foreclosure in an amount not to exceed 5% of the outstanding loan balance on the date of default, of which 1% is due and payable upon the transfer of title and the remainder is due upon the sale or other disposition of the property, plus a yearly servicing fee of either 1% of the original loan balance if the workout strategy is considered simple or 2% of the original loan balance if the workout strategy is considered complex, calculated from the date of foreclosure.  Property taxes also increased by $1.3 million to $1.6 million for the year ended December 31, 2009 from $273,000 for the same period in 2008.  This is due to an increase in our real estate owned and investments in real estate during 2009.

Also included in non-interest expense is the valuation of our guarantee for the payment of the first lien loan to Warm Jones, LLC. We have determined that our potential liability related to the guarantee is approximately $3.4 million as of December 31, 2009.  The increase in our estimated liability under the guaranty is due to the default by Warm Jones, LLC on its payments to the first lien lender, combined with a continued decrease in value of the property.

In addition, other expenses increased by $851,000 or 95.3%, to $1.7 million for the year ended December 31, 2009 from $893,000 from the year ended December 31, 2008.  This increase was primarily due to the increase in expenses related to owning real estate. Real estate owned expense for the year ended December 31, 2009 was $651,000 and primarily included foreclosure costs, such as legal fees associated with ownership issues on certain of the properties.  There were no real estate owned expenses in 2008.

Loss from discontinued operations for the year ended December 31, 2009 of $1.8 million represents our loss on the operation of the business that we foreclosed on in April 2009 and was classified as held for sale until November 2009.  In November 2009, we entered into an agreement with a third party to lease the facilities, thus ceasing our operation of the business.   Under the lease agreement, the lessee assumed the operations of the business, including the responsibility to fund all operating costs of the business.  We have maintained ownership of the real property and it is classified as building and land on our consolidated balance sheet.  As a result, we reclassified a $1.6 million impairment, which was reported in discontinued operations at September 30, 2009, to continuing operations on the statement of operations for the year ended December 31, 2009.

During 2009 we consolidated $5.8 million of noncontrolling interests in real estate.  Net loss attributable to noncontrolling interest of $2.5 million was due to the impairments relating to the decrease in the value of the properties. Prior to the year ended December 31, 2009, we did not have noncontrolling interests.

In accordance with the Statement of Policy Regarding Real Estate Investment Trusts adopted by the NASAA membership on May 7, 2007, if total operating expenses exceed 2% of average invested assets or 25% of net income, whichever is greater, disclosure of such fact shall be made to the stockholders.  Total operating expenses are defined as the aggregate expenses of every character paid or incurred by us as determined under GAAP, including advisor fees, but excluding: organization and operating expenses; interest payments; taxes; non-cash expenditures such as depreciation, amortization and bad debt reserves; incentive fees; and acquisition fees and expenses.  For the year ended December 31, 2009, total operating expenses were 2.67% of average invested assets.  The independent committee of our board of directors reviewed the expenses and determined that the expenses were reasonable and justified based on the nature of the expenses relative to the value of our average invested assets.

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

Non-interest income decreased $11.2 million, or 90.8% from 2007, primarily due to the sale of CM Capital in November 2007.  The sale resulted in a gain of $3.4 million in 2007.   In addition, the fees generated by CM Capital related to the origination and servicing of loans in 2007 of $7.9 million were not generated during 2008 due to the sale.

Expenses:
Interest expense consists of interest on our mortgage loans, credit facility, and junior subordinated notes payable. Interest expense decreased 22.2%, to $3.1 million in 2008 from $4.0 million in 2007.   This decrease was a result of a decrease in the average interest rate on our variable rate debt to 7.5% from 9.5% in 2007.

Non-interest expense increased $4.0 million or 26.4%, to $19.4 million in 2008 from $15.3 million in 2007. The primary increase in non-interest expense was due to the impairment of real estate owned of $13.7 million, resulting in an increase of $9.9 million from $3.8 million at December 31, 2007.  The increase in the impairment was due to a substantial decline in the real estate and credit markets, causing the value of our real estate to decline.  The increase in the impairment of real estate owned was offset by a decrease in the management fees to our Advisor which was a result of a decrease in average invested assets, and a decrease of $1.9 million for compensation expense which was the result of the sale of CM Capital in 2007.

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

The following table represents a reconciliation of our GAAP income to our estimated REIT taxable income (dollars in thousands):

	Years Ended December 31,
	2009	2008	2007
GAAP net loss	$(55,558)	$(37,477)	$(21,837)
Adjustments to GAAP net loss:
Noncontrolling interest	2,542	-	-
Provision for loan losses	11,464	21,492	34,411
Impairment of real estate	15,376	13,659	3,755
Equity in loss of real estate investments	13,329	-	-
Actual losses on real estate and loans	(8,995)	(21,992)	(548)
Net adjustment for TRS income	5,447	3,468	(2,981)
Estimated REIT taxable income (loss)	$(16,395)	$(20,850)	$12,800

Liquidity and Capital Resources
Our primary sources of funds for liquidity have historically consisted of net interest income from mortgage loans, proceeds from repayment of mortgage loans and proceeds from the sale of our common stock. With the significant deterioration in the performance of our loan portfolio, and the substantial increase in real estate owned and real estate investments due to foreclosures, our sources of funds from normal portfolio operations have been virtually eliminated. In addition, due to the general collapse of the real estate market beginning in late 2007, and the impact of declining real estate values on our mortgage investments, our Board of Directors determined that it was in the best long-term interest of our company and its stockholders to suspend the sale of our common stock as of February 22, 2008. Because of our lack of cash flow, we are closely monitoring and managing our liquidity position, understanding that this is of critical importance in the current economic environment. Our primary sources of liquidity are now comprised of proceeds from the sale of real estate investments and proceeds from the issuance of debt.

Net cash used in operating activities during 2009 was $8.8 million, which was primarily due to the substantial loss of interest income due to the deterioration of our loan portfolio, the increase in servicing and property management fees and carrying costs related to our foreclosed assets, and our $1.8 million loss from discontinued operations.   At December 31, 2009, the original loan balance of our mortgage investments was $17.3 million (of which $6.1 million was performing), investments in real estate had a carrying balance of $29.6 million, and real estate owned had a carrying balance of $8.0 million. Non-performing mortgage loans and real estate assets produce minimal, if any, current earnings and will not provide cash flow until they are sold or an alternative resolution becomes available. Additionally, we will continue to incur carrying, servicing and property management costs on our real estate investments until we have disposed of the assets. This will result in added costs related to property ownership. While the disposition of any of our assets cannot be predicted, our Advisor believes that over time our real estate assets will be resolved and that the proceeds generated from the resolution of these assets will provide capital for operating expenses and a reduction in outstanding debt.  It is unlikely that we will have funds available for reinvestment into performing assets.  As of December 31, 2009, we have reviewed our mortgage and real estate investments and have recorded a provision for loan losses, equity in losses of unconsolidated investments in real estate and an impairment of real estate owned as needed to reflect the impaired value of our investments. However, with the current uncertainty in the real estate market, the amount of further losses on any individual asset or on the portfolio as a whole may vary. These estimates are based upon a thorough evaluation by our Advisor based on prevailing economic conditions, historical experience, unique characteristics of the asset, industry trends and an estimated net realizable value of the asset.

Net cash provided by investing activities for the twelve months ended December 31, 2009, was $2.8 million. As we evaluate resolution strategies on our investment portfolio, we determined that it is in our and our stockholders’ best interest to sell certain assets. Given the recent and ongoing state of the real estate market, sales opportunities are limited, but during 2009, we sold investments for net cash proceeds of $3.3 million. We will continue to evaluate assets for resolution on a case-by-case situation, and anticipate selling additional assets to generate cash for working capital purposes.

With the continued loss of recurring cash flow, combined with the increase in carrying costs related to our growing non-performing real estate portfolio, our Advisor made the determination that it was in the best interest of the Company to incur additional debt to help fund these costs. For the twelve months ended December 31, 2009, net cash provided by financing activities was $6.2 million. We entered into eleven note payable agreements with an aggregate gross principal amount of $4.2 million for cash proceeds, net of interest reserves, of $2.7 million.  The cash proceeds from the issuance of this debt is held by our servicer and asset manager, CM Capital, and is classified as prepaid foreclosure costs on our balance sheet for the purpose of the payment of our expenses as a land owner, including property taxes, legal expenses, and servicing and property management fees. At December 31, 2009, the balance in prepaid foreclosure costs was $1.7 million.  In addition, we set aside cash of $738,000 for the payment of interest during the term of the debt which is being held in a trust account by Preferred Trust Company, an entity partially owned by certain of our officers.  The outstanding principal balances of these notes bear interest at 10% to 13% per annum, which is payable monthly. As we continue to incur servicing and property management fees and other expenses related to the ownership of non-income-producing real estate, we may incur additional debt to fund such expenses.

We have guaranteed the debt of a $13.7 million first lien loan position.  The beneficiaries under the guarantee have the right to make demand on us under the guarantee to pay the entire $13.7 million upon default of the note.  In February 2010, Warm Jones, LLC, of which we are 37.6% owner, failed to pay the note upon maturity.  To potentially limit our liability on the guarantee, we paid $176,000 of interest to the lender to keep the interest payments on the note current. We are currently in negotiations with the lenders in an effort to minimize our potential liability under the guarantee. We have determined that our potential liability related to the guarantee is approximately $3.4 million as of December 31, 2009.  Although we are in negotiations with the lender, it is possible that we will have to fund the shortfall between the value of the property and our guaranteed portion of $13.7 million.  Should we have to fund this shortfall, it could have a material impact on our liquidity and we may have to sell assets to generate cash flow.

In April 2009, we foreclosed on the operating business and real estate securing a defaulted loan with an original principal balance of $14.4 million.  From April to November, we reflected the business as discontinued operations in our financial statements and were operating the business in order to retain value in the property as an operating business until sold or leased. Operating costs related to the business included marketing, repair and maintenance, payroll, liquor and beverage inventory and other general operating expenses.  From the date of foreclosure through November 15, 2009, we funded $1.7 million in operating expenses because the business was operating in a cash deficit; therefore, to fund the necessary operating expenses, we leveraged the business and real property to obtain up to $5.0 million of debt. This debt has been, and will continue to be issued in tranches, and at December 31, 2009, the outstanding balance was $4.0 million. In November 2009, we entered into a lease agreement with an operator of similar businesses.  The agreement provides for monthly rent of $40,000 plus 30% of net profits, if any, and contains an option to purchase the facility for $10.0 million at any time during the four-year term of the agreement.  On November 16, 2009, the effective date of the lease, the operator/lessee assumed operations of the business, including the responsibility to fund all operating costs of the business.

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

Subsequent to December 31, 2009, we have entered into a standstill agreement with the holders of the trust preferred securities pursuant to which such holders have agreed not to exercise any rights or remedies against us to enforce or collect the debt in exchange for (i) payment of the interest payment due October 31, 2009 in the amount of $344,000 within one business day following our receipt of the executed standstill agreement, which we paid on March 9, 2010, (ii) payment of  the interest payment due January 31, 2010 in the amount of $328,000 on or before March 31, 2010, and (iii)  continued payment of the quarterly interest payments due under the junior subordinated notes in accordance with the terms of the junior subordinated indenture.  To the extent that we are not able to comply with the terms of the standstill agreement, the holders of the trust preferred securities could exercise their rights and remedies against us to collect the debt, which would have a material and adverse effect on our financial condition and could potentially cause us to seek relief through the U.S. Bankruptcy Code.

Upon the death of a stockholder, the stockholder’s estate has a limited right of redemption with respect to its common stock, and at December 31, 2009, we had received redemption requests of 186,000 shares of common stock totaling $2.1 million which is reflected as a liability on our balance sheet.

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

In summary, our ongoing operating costs and other obligations primarily include the following and are estimated to be between $6.5 million and $7.0 million for the next twelve months:

•	principal and interest payments on our debt;
•	property ownership expenses, including property taxes, servicing fees and asset management fees;
•	board fees;
•	legal and professional expenses;
•	advisory fees; and
•	potential liability under debt guarantee.

Due to our limited sources of operating revenue, recurring cash flow will not be sufficient to satisfy our operating costs and obligations. To fund our cash shortfall, we expect to sell investment assets and may incur additional debt against our real estate owned assets. Given current market conditions, we may not be able to liquidate assets at a price we believe to be reasonable, or at all, or be able to incur debt on attractive terms.  In the event we are unable to liquidate assets sufficient to cover our interest payments on our ownership, we would be in violation of the terms of the standstill agreement on our trust preferred securities.  As a result, the holders of the trust preferred securities could exercise their rights to collect the debt, impacting our ability to continue as a going concern.  For the foreseeable future, we do not anticipate having cash available for investing in new loans.

Contractual Obligations
The following table sets forth information about certain of our contractual obligations as of December 31, 2009 (dollars in thousands):

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-Term Debt Obligations
Junior subordinated notes	$30,928	$30,928	$-	$-	$-
Mortgages	7,599	320	1,799	501	4,979
Notes payable	3,176	-	3,176	-	-
Short-Term Debt Obligations
Notes payable	3,956	3,956	-	-	-
Total	$45,659	$35,204	$4,975	$501	$4,979

(1)Due to an uncured event of default, we received notice in July 2009 that the outstanding principal balance had been accelerated and was immediately due and payable.

Off-Balance Sheet Arrangements
During 2005 and 2006, we invested $11.9 million in a subordinated mortgage loan, along with private investors, to enable the borrower, CM Land, a related party, to finance the purchase of unimproved land in a land banking transaction for a large home builder.  Our investment represented approximately 37.6% of the subordinated loan amount.  In May 2007, the home builder did not exercise its option under the land banking transaction to purchase the remaining portion of the property and CM Land defaulted on both the first lien mortgage loan and the subordinated mortgage loan, and in July 2007, a limited liability company (“Warm Jones, LLC”) was formed to take title to the property through deed in lieu of foreclosure.  This deed in lieu of foreclosure meant that our $11.9 million investment in the project was converted from an interest in a subordinated loan to a 37.6% equity interest in Warm Jones, LLC, the new owner of the property.

In September 2007, Warm Jones, LLC borrowed approximately $13.7 million to refinance the first lien mortgage loan on the property for 12 months.  As a condition to funding the loan, the first lien lenders required that Desert Capital guarantee the entire $13.7 million loan.  Generally, Desert Capital would not provide a guarantee; however, it believed that this particular guarantee was necessary to avoid the complete loss of its investment in the property.  We received a fee for guaranteeing this loan and for the year ended 2009 and 2008 we earned $308,000 and $101,000 respectively, in guarantee fees.  Because Warm Jones, LLC did not have funds available to service the first lien mortgage loan, it borrowed an additional $2.6 million, the proceeds of which were used to pay 12 months of interest on the first and second lien loans and the carrying costs associated with the ownership of the property.   The first lien loan matured in October 2008.  The first lien loan was subsequently modified, extending the due date to February 2010.  The second lien loan matured in October 2009. Warm Jones, LLC was not able to repay or refinance the second lien and in January 2010 the second lien holders began foreclosure proceedings on the property which, once completed, will cause us to lose our 37.6% equity interest in the property in May 2010.  Subsequent to December 31, 2009, the first lien loan also matured and is now fully due and payable.  Because we guaranteed the payment of the first lien loan, the lenders under the first lien mortgage may pursue Desert Capital for all amounts currently due and owing under the loan.  We determined that our potential liability under the guarantee was approximately $3.4 million as of December 31, 2009, which is included in other liabilities in our consolidated balance sheet.  The increase of potential liability was due to the default on the debt by Warm Jones, LLC, combined with a continued decrease in the value of the property.  To potentially limit our liability on the guarantee, we have paid $176,000 of interest to the first lien lenders to keep the interest payments on the note current through February 2010.  We are currently in negotiations with the first lien lenders in an effort to minimize our potential liability under the guarantee.

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

Notes receivable
We maintain allowances for doubtful accounts for estimated losses resulting from the previous inability of our related party, CM Capital, to perform under certain financial covenants as set forth in the original note agreement.  We modified certain terms of the note receivable and accounted for the change in terms as an allowance for loan loss using a discounted cash flow analysis.  If the financial condition of CM Capital were to deteriorate, resulting in an impairment of its ability to make payments, additional allowances could be required. We assess, on a regular basis, the adequacy of our allowances for losses on notes receivable and also review on a regular basis, the related party’s financial statements and compliance relating to the financial covenants contained in the loan agreement.

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

We have determined that none of our investments in real estate are VIEs. As such, we have continued to account for these loans and investments as a loan or joint venture, as appropriate.  As we continue to enter into joint ventures, we will assess whether our investments in real estate are considered VIEs.

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

Acquisitions
As a result of foreclosure, we make acquisitions of property and also consider upon acquisition, whether we plan to hold the property or dispose of it through sale.  Acquisitions are accounted for utilizing the purchase method for business combinations, and accordingly, the acquired properties’ results of operations would be included in our results of operations from the respective dates of acquisition. Appraisals, estimates of cash flows and valuation techniques are used to allocate the purchase price of acquired property between land, land improvements, buildings and improvements, furniture, fixtures and equipment and identifiable intangibles such as amounts related to in-place leases.

When a property is identified as held for sale, fair value less cost to sell is estimated. If fair value less cost to sell is less than the carrying amount of the asset, an impairment charge is recorded for the estimated loss. Depreciation expense is no longer recorded once a property has met the held for sale criteria. The related carrying value of the property is recorded as held for sale in the consolidated balance sheet and operations of the property that are sold or classified as held for sale are recorded as part of discontinued operations for all periods presented.  The fair value of the assets may change depending on the fair value assumptions used upon acquisition.

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

Loss Contingencies
Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk refers to the risk of loss from adverse changes in the level of one or more market prices, rate indices or other market factors. Previously, we were exposed to market risk primarily from changes in interest rates that are very sensitive to a variety of factors including political, economic and other factors outside of our control.

For the year ended December 31, 2009, our interest income related to mortgage investments was $449,000.  The primary interest rate exposure to which we are subject relates to our mortgage loan portfolio. Given that our mortgage loan portfolio has decreased to that of two performing loans, or $6.1 million, any change in the general level of interest rates in the market  would be negligible to our net interest income and net loss.   The primary risk that we are facing is that our real estate portfolio will decline further in value, which is not driven by interest rate risk.  Our existing, performing mortgage loan portfolio is comprised of fixed rate investments while all of the debt that we have is variable rate debt.

Based on our loans and liabilities as of December 31, 2009, and assuming the balances of these loans and liabilities remain unchanged for the subsequent twelve months, a 1% increase in interest rates would decrease our annual net income and cash flows by approximately $324,000. This decrease is due to our fixed rate investments and variable rate debt. Based on our loans and liabilities as of December 31, 2009, and assuming the balances of these loans and liabilities remain unchanged for the subsequent twelve months, a 1% decrease in interest rates would increase our annual net income and cash flows by approximately $324,000. This increase again is due to our fixed rate investments and variable rate debt.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors Desert Capital REIT, Inc.
Henderson, Nevada

We have audited the accompanying consolidated balance sheets of Desert Capital REIT, Inc. as of December 31, 2009, 2008 and 2007 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended.  In connection with our audits of the financial statements, we have also audited the financial statement schedules listed in the index.  These consolidated financial statements and schedules are the responsibility of the management of Desert Capital REIT, Inc.  Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Desert Capital REIT, Inc. as of December 31, 2009 and 2008 and the results of its operations and its cash flows for the years ended December 31, 2009, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion the financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

The accompanying financial statements and schedules have been prepared assuming that Desert Capital REIT, Inc. will continue as a going concern.  As discussed in Note 20 to the financial statements, Desert Capital REIT, Inc. has suffered recurring losses from operations and cash flow produced from operating activities is not sufficient to meet current obligations and debt payments.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  Management plans in regard to these matters are also described in Note 20.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Hancock Askew & Co., LLP
Hancock Askew & Co., LLP
Savannah, Georgia
March 22, 2010

DESERT CAPITAL REIT, INC.
Consolidated Balance Sheets
(in thousands, except share amounts)

	December 31,	December 31,
ASSETS	2009	2008
Mortgage investments - net of allowance for loan losses of $6,669 at
December 31, 2009 and $20,805 at December 31, 2008	$10,664	$69,538
Real estate owned	7,992	19,979
Investments in real estate	29,638	7,167
Notes receivable from related party - net of allowance for loan losses of $1,785 at
December 31, 2009 and $2,125 at December 31, 2008	12,940	12,600
Building and equipment - net	12,055	6,815
Land	4,626	1,820
Cash and cash equivalents	553	351
Restricted cash	-	1,278
Interest receivable - includes related party interest of $76 at
December 31, 2009 and $452 at December 31, 2008	102	531
Deferred costs	1,369	941
Other investments	928	928
Prepaid default costs	1,706	-
Accounts receivable, net	171	306
Other assets	223	375

Total assets	$82,967	$122,629

LIABILITIES AND STOCKHOLDERS' EQUITY
Notes payable	$7,132	$1,360
Mortgages payable	7,599	7,893
Junior subordinated notes payable	30,928	30,928
Management and servicing fees payable, related party	733	1,003
Accounts payable and accrued expenses	2,926	1,558
Contingent liability on guarantee	3,431	-
Shares subject to redemption	2,132	-

Total liabilities	54,881	42,742

Commitments and Contingencies - Note 17

Preferred stock, $0.01 par value: 15,000,000 shares authorized, none outstanding	-	-
Common stock, $0.01 par value: 100,000,000 shares authorized; 16,849,954 shares
issued and outstanding on December 31, 2009 and 16,835,867 shares on December 31, 2008	169	168
Additional paid-in capital	163,625	165,723
Accumulated deficit	(139,020)	(86,004)

Equity available to common stockholders	24,774	79,887

Noncontrolling interests	3,312	-
Total stockholder's equity	28,086	79,887

Total liabilities and stockholders' equity	$82,967	$122,629

The accompanying notes are an integral part of these consolidated financial statements.

DESERT CAPITAL REIT, INC.
Consolidated Statements of Operations
(in thousands, except share amounts)

	Year Ended December 31,
	2009	2008	2007
INTEREST INCOME:
Mortgage investments	$449	$5,796	$19,518
Other interest	906	1,586	750
Total interest income	1,355	7,382	20,268

Interest expense	2,609	3,126	4,018

Net interest income	(1,254)	4,256	16,250
Provision for loan losses	11,123	23,616	34,411
Net interest loss after provision for loan losses	(12,377)	(19,360)	(18,161)

NON-INTEREST INCOME:
Loan brokerage fees	-	-	6,726
Service and other loan fees	-	-	1,154
Gain on sale of subsidiary	-	-	3,382
Net gain on sales of real estate owned and real estate
investments	77	14	-
Gain on sale of mortgage investments	-	47	-
Rental income	752	892	716
Other	314	178	338
Total non-interest income	1,143	1,131	12,316

NON-INTEREST EXPENSE:
Impairments of real estate	15,376	13,659	3,755
Impairment of building	1,557	-	-
Equity in loss of unconsolidated real estate investments	13,329	-	-
Loss on disposal of assets	452	-	-
Compensation	-	-	1,864
Management and servicing fees	3,210	1,990	3,903
Professional fees	782	1,426	2,050
Insurance	656	644	418
Depreciation	467	486	748
Property Taxes	1,621	273	41
Contingent loss on guaranty	3,431	-	-
Other	1,744	893	2,545
Total non-interest expense	42,625	19,371	15,324

Loss from continuing operations before taxes	(53,859)	(37,600)	(21,169)

Income tax expense (benefit)	(72)	(123)	668
Net loss from continuing operations	(53,787)	(37,477)	(21,837)

Loss from discontinued operations	(1,771)	-	-
Net Loss	(55,558)	(37,477)	(21,837)

Less: Net loss attributable to noncontrolling interest	2,542	-	-

Net loss attributable to common stockholders	$(53,016)	$(37,477)	$(21,837)

Net loss per share - basic and diluted

Loss from continuing operations	(3.04)	(2.23)	(1.35)
Discontinued operations	(0.11)	-	-
Net loss available to common stockholders	$(3.15)	$(2.23)	$(1.35)

Weighted average outstanding shares - basic and diluted	16,841,184	16,812,710	16,232,622

The accompanying notes are an integral part of these consolidated financial statements.

DESERT CAPITAL REIT, INC.
Consolidated Statements of Stockholders' Equity
Years ended December 31, 2009, 2008 and 2007
(in thousands, except share amounts)

	Common Stock
	Number of Shares	Par Value	Additional Paid - in Capital	Accumulated Deficit	Noncontrolling Interests Total	Total

Balance January 1, 2007	15,061,896	$151	$140,441	$(2,143)	$-	$138,449

Issuance of common stock	2,274,891	22	34,095	-	-	34,117

Offering costs	-	-	(3,062)	-	-	(3,062)

Stock based compensation	20,000	-	717	-	-	717

Stock redeemed & retired	(632,238)	(6)	(7,821)	-	-	(7,827)

Dividends on common stock	-	-	-	(19,510)	-	(19,510)

Net loss	-	-	-	(21,837)	-	(21,837)

Balance at December 31, 2007	16,724,549	167	164,370	(43,490)	-	121,047

Issuance of common stock	83,318	1	1,249	-	-	1,250

Offering costs	-	-	(81)	-	-	(81)

Stock based compensation	28,000	-	185	-	-	185

Dividends on common stock	-	-	-	(5,037)	-	(5,037)

Net loss	-	-	-	(37,477)	-	(37,477)

Balance at December 31, 2008	16,835,867	168	165,723	(86,004)	-	79,887

Noncontrolling interest acquisitions	-	-	-	-	5,854	5,854

Stock based compensation	16,000	1	53	-	-	54

Shares subject to redemption	-	-	(2,132)	-	-	(2,132)

Shares redeemed	(1,913)	-	(19)	-	-	(19)

Net loss	-	-	-	(53,016)	(2,542)	(55,558)

Balance at December 31, 2009	16,849,954	$169	$163,625	$(139,020)	$3,312	$28,086

The accompanying notes are an integral part of these consolidated financial statements.

DESERT CAPITAL REIT, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2009	2008	2007
OPERATING ACTIVITIES
Net loss	$(55,558)	$(37,477)	$(21,837)
Adjustments to reconcile net loss to net cash (used) in
provided by operating activities:
Gain on sales of real estate	(77)	(14)	-
Loss (gain) on sale of real estate mortgages	50	(47)	-
Depreciation and amortization	610	520	782
Stock based compensation	54	185	717
Loss from discontinued operations, net of tax	1,771	-	-
Gain on sale of subsidiary	-	-	(3,382)
Loss on disposal of assets	452	-	-
Provision for loan loss	11,123	23,616	34,411
Impairment of real estate	15,376	13,659	3,755
Impairment of building	1,557	-	-
Equity in loss of unconsolidated real estate investments	13,329	-	-
Provision for deferred taxes	-	(738)	632
Provision for loss contingency on guarantee	3,431	-	-
Mortgage loans originated for sale	-	(6,332)	(39,350)
Mortgage loan sales	-	7,212	44,641
Net change in:
Interest receivable	429	933	197
Other assets	(848)	358	(1,656)
Deferred origination fees	-	-	(732)
Accrued and Other Liabilities	1,331	1,496	(442)
Net cash (used) provided by operating activities of continuing operations	(6,970)	3,371	17,736
Net cash used in operating activities of discontinued operations	(1,844)	-	-
Net cash (used) provided by operating activities	(8,814)	3,371	17,736

INVESTING ACTIVITIES
Investment in real estate mortgages	-	(10,607)	(69,810)
Proceeds from repayments of real estate mortgages	-	10,125	44,499
Proceeds from sales of real estate mortgages	355	3,405	-
Proceeds received on equity investments in real estate	1,242	275	-
Proceeds from sale of real estate owned and investments in real estate	1,678	738	3,977
Proceeds from repayment of note receivable
from related party	-	775	-
Investments in real estate and other	-	-	(1,000)
Acquisition of building and equipment	(462)	(65)	(304)
Net cash from sale of subsidiary	-	-	(255)
Net cash provided (used) by investing activities of continuing operations	2,813	4,646	(22,893)
Net cash used in investing activities of discontinued operations	(24)	-	-
Net cash provided (used) by investing activities	2,789	4,646	(22,893)

FINANCING ACTIVITIES
Proceeds from notes payable	7,781	-	-
Repayments of notes payable	(2,039)	-	-
Net change in line of credit	-	(779)	(5,291)
Net change in restricted cash	1,278	(1,278)	-
Principal repayments of mortgage loan	(294)	(240)	(86)
Issuance of common stock	-	383	29,016
Dividends on common stock	-	(5,838)	(14,230)
Deferred financing costs	(479)	-	-
Offering costs paid	-	(77)	(3,092)
Redemption of common stock shares	(20)	-	-
Shares redeemed and retired	-	-	(3,432)
Net cash provided (used) by financing activities of continuing operations	6,227	(7,829)	2,885
Net cash provided by financing activities of discontinued operations	-	-	-
Net cash provided (used) by financing activities	6,227	(7,829)	2,885

Net increase (decrease) in cash and cash equivalents	202	188	(2,272)
Cash and cash equivalents at beginning of period	351	163	2,435
Cash and cash equivalents at end of period	$553	$351	$163

Supplemental disclosure of cash flow information:

Cash paid for interest	$2,523	$3,258	$3,988
Cash paid for taxes	76	-	667
Common stock issued for dividend reinvestment program	-	867	5,102
Common stock dividends declared but not paid	-	8	1,670
Foreclosed assets acquired in exchange for loans, net of impairments	46,960	25,372	34,951
Loans received from sale of foreclosed assets	-	-	11,018
Mortgage loan assumed	-	1,259	1,678
Real estate assets owned contributed to equity investments in real estate	11,398	6,662	-
Real estate assets owned contributed to investments in real estate	15,830	-	-
Equity investments sold in exchange for a receivable	15	220	-
Noncontrolling interests agreed upon consideration	5,811	-	-
Unpaid deferred costs	115	-	-
Transfer from line of credit to other notes payable	1,360	-	-
Charge off of foreclosure costs	195	-	-
Notes received in exchange for sale of subsidiary	-	-	15,500
Offering costs incurred but not paid	-	17	13

The accompanying notes are an integral part of these consolidated financial statements.

Desert Capital REIT, INC.
Notes to Consolidated Financial Statements
December 31, 2009

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

We are externally managed by CM Group.  CM Group’s majority owner is Todd Parriott, our CEO, and certain other of our officers have ownership interests.  See Note 13 – Commitments and Related Parties.

We qualified as a REIT under the Internal Revenue Code commencing with our taxable year ended December 31, 2004 and expect to continue to qualify for the current fiscal year.  To maintain our tax status as a REIT, we plan to continue to distribute at least 90% of our taxable income to stockholders and comply with other requirements as applicable.

References herein to “we,” “us,” “our” or “Company” refer to Desert Capital REIT, Inc. and its subsidiaries unless the context specifically requires otherwise.

Note 2 - Summary of Significant Accounting Policies

       Principles of Consolidation
The accompanying consolidated financial statements include our accounts and the accounts of our wholly-owned and majority owned subsidiaries and controlled entities which may include variable interest entities where we are the primary beneficiary.  All significant intercompany balances and transactions have been eliminated in consolidation.

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

Reclassifications
Certain reclassifications have been made in the presentation of the years ended December 31, 2008 and 2007 consolidated financial statements, specifically within the consolidated statements of operations within the caption “Property taxes.” In addition, advertising has been reclassified from “Advertising” to “Other” within the consolidated statement of operations for the year ended December 31, 2007.  These reclassifications were made to reflect such items consistent with our 2009 presentation and had no impact on our cash flow from investing activities, net income, or balance sheets as previously reported.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may ultimately differ from those estimates.  Estimates related to property valuation are particularly sensitive because of the disruptions in the real estate and credit markets.

Revenue Recognition
Interest income on our mortgage investments is recognized over the contractual term of the investment and recorded on the accrual basis under the effective interest method. Income recognition is suspended for mortgage investments at the earlier of the date at which payments become 90 days past due or when, in the opinion of management, a full recovery of interest and principal becomes doubtful. Interest accrued but not collected is reversed at the time a loan is classified as non-performing.  Income recognition would be resumed when the mortgage investment becomes contractually current and performance is demonstrated to be resumed.

Prior to our sale of CM Capital in November 2007, we recognized revenues related to the loan origination and loan servicing activities of CM Capital.  Loan origination fees and certain direct origination costs associated with mortgage investments that were funded by us, were deferred and recognized as an adjustment to yield over the lives of the related loans using the straight-line method.  Loan brokerage fees generated by CM Capital were nonrefundable fees for brokering loans to third party investors.  Loan brokerage fees were recognized once the loans associated with the fees were funded and recorded by the third party investors.  CM Capital also charged fees, which were recorded as non-interest income, to service loans brokered to third party investors, as well as other miscellaneous fees during the loan term. These service and other loan fees were recognized throughout the life of the loan as they were earned.

Cash and Cash Equivalents
We consider all highly liquid investments with original maturities of three months or less to be cash equivalents. The consolidated account balances at each institution periodically exceeds federally insured limits.

Restricted Cash
Restricted cash included accounts held by trust agents, escrow companies, lenders and banks. We currently have one restricted cash balance which has a zero balance at December 31, 2009.  We established a restricted cash reserve account and paid our junior subordinated interest payments from this account, as part of the modification entered into on our junior subordinated debt.   Changes in the restricted cash are reflected as financing activities in the statement of cash flows.

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

    Noncontrolling Interests
Noncontrolling (i.e., minority) ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income is clearly identified, labeled, and presented in the consolidated financial statements within equity, but separate from the parent’s equity.  Net income attributable to noncontrolling interests is excluded from the determination of consolidated net income.   Prior to the year ended December 31, 2009, we did not have any noncontrolling interests.

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

In cases where loans are restructured with the same borrower, the restructuring is considered a troubled debt restructuring and is evaluated accordingly for impairment based upon the expected present value of the cash flows of the loan as restructured compared to the present value of cash flows as required under the original terms of the loan.

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

If circumstances arise and the decision is not to sell the long-lived asset previously classified as held for sale, the asset shall be reclassified as held and used and recorded at the lower of its carrying amount before the asset was classified as held for sale, adjusted for any depreciation expense that would have been recognized had the asset been continuously classified as held and used or its fair value at the date the decision was made not to sell.  In addition, the operations of the component previously reported in discontinued operations shall be reclassified and included in continuing operations for all periods presented.

Deferred Costs
We recorded deferred costs incurred in placing junior subordinated notes payable and other debt instruments which are amortized over the life of the related debt using the effective interest method.

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

Loss Contingencies
Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.

Stock Compensation
We account for stock based compensation issued to members of our board of directors at fair value. The fair value of the restricted stock is determined on the grant date, and this amount is expensed over the vesting period on the straight-line basis.  All restricted stock was fully vested as of December 31, 2009.

Advisor Compensation
The Advisory Agreement provides for the payment of first-tier management compensation to our Advisor based upon a formula (generally a percentage of gross assets invested) as well as second-tier management compensation if our financial performance exceeds certain benchmarks. See Note 13 - Commitments and Related Parties for the specific terms of the computation and payment of the second-tier management compensation. The first-tier management compensation and the second-tier management compensation are accrued and expensed during the period for which they are earned by the Advisor.

Recoverability of Equity Method and Cost Method Investments
Management periodically assesses the recoverability of our equity method and cost method investments. Our investments are non-publicly traded investments. As such, if an identified event or change in circumstances requires an impairment evaluation, management assesses fair value based on valuation methodologies, including discounted cash flows, estimates of sales proceeds and external appraisals, as appropriate. We consider the assumptions that we believe hypothetical marketplace participants would use in evaluating estimated future cash flows when employing the discounted cash flows and estimates of sales proceeds valuation methodologies. If an investment is considered to be impaired and the decline in value is other than temporary, we record an impairment charge.

Loss Per Share
The Company presents both basic and diluted loss per common share in its consolidated financial statements and footnotes thereto. Basic loss per common share excludes dilution and is computed by dividing net income or loss allocable to common stockholders by the weighted-average number of common shares, including vested restricted common shares, outstanding for the period. Diluted earnings per share reflects the potential dilution of unvested restricted common stock, grants and options, if any, unless they are anti-dilutive. See Note 10 – Loss per Shares for loss per common share computations.

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

Recent Accounting Developments
ASC topic 105 incorporates the July 2009, FASB issuance of SFAS No. 168, Codification and the Hierarchy of Generally Accepted Accounting Principles, which establishes the FASB Accounting Standards Codification (the “Codification” or “ASC”) and supersedes all existing accounting standards as the single source of authoritative non-governmental U.S. GAAP.  All other accounting literature not included in the Codification is considered non-authoritative, except for additional authoritative rules and interpretive releases of the SEC and applicable only to SEC registrants.  The Codification is organized by topic, subtopic, section, and paragraph, each of which is identified by a numerical designation.  This statement was applied in the third quarter 2009.  All accounting references have been updated, and therefore SFAS references have been replaced with ASC references.

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

In August 2009, the FASB issued ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value.  This update provides clarification for the fair value measurement of liabilities in circumstances in which a quoted price in an active market for an identical liability is not available. ASU also clarifies that when estimating a fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability.   The adoption of this standard did not have a material effect on our financial position or results of operations.

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This update requires additional new disclosures about transfers in and out of Levels 1 and 2 and separate disclosures about activity relating to Level 3 measurements. It also clarifies the level of disaggregation to require disclosures by “class” rather than by “major category of assets and liabilities” and clarifies that a description of inputs and valuation techniques used to measure fair value is required for both recurring and nonrecurring fair value measurements classified as Level 2 or 3. Depending upon the provision, this update is effective for interim and annual periods beginning after December 15, 2009 or for interim and annual periods beginning after December 15, 2010. We do not expect the adoption of this standard to have a material effect on our financial position or results of operations.

In September 2009, the FASB issued ASU No. 2009-12, Investments in Certain Entities That Calculate Net Asset Value per Share (or its Equivalent). This ASU provides amendments for the fair value measurement of investments to create a practical expedient to measure the fair value of an investment in certain entities on the basis of the net asset value per share of the investment (or its equivalent) determined as of the reporting entity’s measurement date. Therefore, certain attributes of the investment (such as restrictions on redemption) and transaction prices from principal-to-principal or brokered transactions will not be considered in measuring the fair value of the investment if the practical expedient is used. The amendment in this ASU also requires disclosures by major category of investment about the attributes of those investments, such as the nature of any restrictions on the investor’s ability to redeem its investments at measurement date, any unfunded commitments, and the investment strategies of the investees. This ASU did not have an impact on our financial position or results of operations.

In December 2009, the FASB issued ASU 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This update clarifies and improves financial reporting by entities involved with variable interest entities. This update is effective as of the beginning of the annual period beginning after November 15, 2009. The adoption of this standard is not anticipated to have a material effect on our financial position or results of operations.

In January 2010, the FASB issued ASU No. 2010-01, Equity (Topic 505), to provide clarification for the accounting for distributions to shareholders with components of stock and cash. The adoption of this standard is not anticipated to have a material effect on our financial position or results of operations.

In January 2010, the FASB issued ASU No. 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification, which clarifies the decrease in ownership provisions of ASC Topic 810-10, Consolidation-Overall, and guidance applicability. In addition, this update expands the required disclosures upon deconsolidation of a subsidiary. The adoption of this standard is not anticipated to have a material effect on our financial position or results of operations.

Note 3 - Mortgage Investments
Mortgage investments represent first and second lien positions on acquisition and development, construction and commercial property loans. As of December 31, 2009 all of our loans had fixed interest rates and provided for payment of interest only with a “balloon” payment of principal payable in full at the end of the loan term.

The following table represents our mortgage investments (dollars in thousands):

	December 31, 2009
Loan Type	Number of Loans	Balance	Allowance for Loan Losses	Net Balance	Weighted Average Interest Rate (1)	Portfolio Percentage
Acquisition and development loans	6	$17,326	$6,669	$10,657	12.5%	100.0%
Commercial property loans	1	7	-	7	0.0%	0.0%
Total mortgage investments	7	$17,333	$6,669	$10,664	12.5%	100.0%

	December 31, 2008
Loan Type	Number of Loans	Balance	Allowance for Loan Losses	Net Balance	Weighted Average Interest Rate (1)	Portfolio Percentage
Acquisition and development loans	28	$72,507	$17,885	$54,622	12.3%	80.3%
Construction loans	7	3,428	636	2,792	9.7%	3.8%
Commercial property loans	2	14,408	2,284	12,124	14.0%	15.9%
Total mortgage investments	37	$90,343	$20,805	$69,538	12.5%	100.0%

	(1) Represents the stated rate of the loan.

The following table represents the amount of first and second priority liens (dollars in thousands):

	December 31, 2009		December 31, 2008
Loan Type	Balance	Portfolio Percentage	Balance	Portfolio Percentage
First priority liens	$12,893	74.4%	$81,911	90.7%
Second priority liens	4,440	25.6%	8,432	9.3%
Total mortgage investments	$17,333	100.0%	$90,343	100.0%

The following table presents our mortgage investments by geographic location (dollars in thousands):

	December 31, 2009		December 31, 2008
Location	Balance	Portfolio Percentage	Balance	Portfolio Percentage
Nevada	$3,797	21.9%	$51,532	57.1%
California	-	0.0%	13,274	14.7%
Texas	-	0.0%	10,425	11.5%
Arizona	6,140	35.4%	7,711	8.5%
Missouri	7,396	42.7%	7,401	8.2%
Total	$17,333	100.0%	$90,343	100.0%

The following table presents details on performing, non-performing and impaired loans and related allowance for loan losses as of December 31, 2009 and December 31, 2008 (dollars in thousands):

	December 31, 2009		December 31, 2008

	Number of Loans	Balance	Number of Loans	Balance
Non-performing loans with a specific valuation allowance	4	$11,186	24	$65,903
Non-performing loans without a specific valuation allowance	1	7	5	17,822
Related allowance for loan losses on non-performing	-	(5,554)	-	(20,805)
Total non-performing loans	5	$5,639	29	$62,920

Performing loans - no related allowance	-	$-	8	$6,618
Performing loans - related allowance	2	6,140	-	-
Related allowance for loan losses on performing loans	-	(1,115)	-	-
Total performing loans	2	$5,025	8	$6,618

Total	7	$10,664	37	$69,538

Interest income recognized on impaired loans for the years ended December 31, 2009 and 2008 was $208,000 and $5.2 million, respectively.

During 2009, we foreclosed on properties with a fair value of $47.0 million which was comprised of loans with an aggregate original balance of $70.2 million. We transferred $17.6 million to real estate owned, $19.4 million to investments in real estate and $10.0 million was originally classified as to assets held for sale in conjunction with our foreclosure of an operating entity in April 2009.

During 2009 we sold property collateralizing three of our mortgage investments in loans with a carrying value of $405,000 for cash proceeds of $355,000, resulting in a $50,000 loss on sale.  During 2008, we sold our portion of seven mortgage loans with a carrying balance of $3.4 million for cash proceeds of $3.4 million.

In April 2009, we foreclosed on a nonperforming loan collateralized by an operating business with an aggregate original loan balance of $14.4 million.  On the date of foreclosure, we valued the real estate property and related business at $10.0 million, resulting in a charge to our allowance for loan losses of $4.4 million; see also Note 18 – Acquisition.  At the acquisition date, we had classified the real estate property and related business as an asset held for sale as our plan and intention at that time was to sell the property. The related results of operations were reported as discontinued operations on our consolidated statement of operations for the period April through November 2009; see also Note 19 – Discontinued Operations.  In November 2009, after efforts to sell the property were unsuccessful, we entered into an agreement with a third party to lease the facilities, at which time we ceased our operations of the business.   Under the lease agreement, the lessee assumed the operations of the business, including the responsibility to fund all operating costs of the business.  We have maintained ownership of the real property and it is classified as building and land on our consolidated balance sheet. We no longer classify the property as “held for sale” as a result of entering into a lease agreement with a tenant for the property.   See also Note 4 – Real Estate Owned, Note 5 – Investments in Real Estate, and Note 18 - Acquisition.

Loan terms modified due to the financial difficulties of a borrower is reported as a troubled debt restructure (TDR). During 2009, two of our loans were modified resulting in TDRs and impairment charges of $1.1 million.  At December 31, 2009, we had TDRs of $6.1 million and have provided an allowance for loan losses of $1.1 million to reflect this impairment.

The following is a roll forward of the allowance for loan losses for the years ended December 31, 2009 and 2008 (dollars in thousands):

Balance January 1, 2008	$25,444
Provision for loan loss	21,491
Charge offs	(26,130)
Recoveries	-
Balance December 31, 2008	20,805
Provision for loan loss	11,463
Charge offs	(25,599)
Recoveries	-
Balance December 31, 2009	$6,669

Note 4 – Real Estate Owned
During 2009, properties with an aggregate original balance of $25.6 million were foreclosed and classified as real estate owned.  These properties had a fair value of $17.6 million at the time of foreclosure. In addition, we disposed of approximately $35,000 of real estate owned for cash proceeds of $32,000, resulting in a $3,000 loss on the sale.  During 2008, we disposed of $948,000 of real estate owned for cash proceeds of $962,000, resulting in a $14,000 gain on sale.

During 2009, we reclassified property valued at $27.2 million, excluding a transfer of an $828,000 noncontrolling interest, from real estate owned to investments in real estate when we determined that the LLCs in which we were a member became operating entities. During 2008 we contributed property valued at a total of $6.7 million to three joint ventures, in each of which we have between a 13% and a 50% non-controlling ownership interest.  See also Note 5 – Investments in Real Estate.

The following is a summary of the changes in real estate owned during years ended December 31, 2009 and 2008 (dollars in thousands):

Balance January 1, 2008	$15,652
Foreclosures	25,596
Impairments	(13,659)
Sales of real estate owned	(948)
Real estate contributed as equity in joint ventures	(6,662)
Balance December 31, 2008	19,979
Foreclosures	17,558
Impairments	(2,095)
Sales of real estate owned	(35)
Adjustments to foreclosure costs	(187)
Real estate contributed to investments in real estate	(15,830)
Real estate contributed to equity method investments	(11,398)
Balance December 31, 2009	$7,992

The following is a summary of the carrying value of our real estate owned as of December 31, 2009 and 2008 (dollars in thousands):

Description	Location	2009	2008
Undeveloped land	NV, AZ, CA,TX	$4,580	$13,947
Single family residential lots	NV, AZ, TX	2,176	1,707
Office building	NV, TX	1,236	2,613
Other	NV	-	1,712
Total		$7,992	$19,979

Note 5 – Investments in Real Estate
Investments Accounted for under the Cost Method
As of December 31, 2009 and December 31, 2008 we had $3.0 million and $1.0 million, respectively, in real estate investments that we accounted for under the cost method.   During 2009, we evaluated certain of our assets that we held in real estate owned and determined that the entities were not variable interest entities or that we were not the primary beneficiary of the variable interest entities and activities occurring within the LLCs in which we are a member constituted those of an operating entity.  We reclassified $3.0 million of these assets, previously classified as real estate owned, into cost method investments after we determined that our ownership percentages in those properties was less than 20% and we do not exercise significant influence.  Upon reclassification of these investments, accruals related to expenses within these LLCs were reclassified and offset as adjustments to the carrying value of these assets in the amount of $131,000.  We have evaluated the carrying value of our cost method investments for impairment and have concluded that the decrease in value of our cost method investments is other than temporary resulting in impairments of $1.7 million.

Equity Method Investments
We held $3.2 million in other real estate investments that we accounted for under the equity method of accounting at December 31, 2009 and $0 at December 31, 2008.   During 2009, we evaluated certain of our assets that we held in real estate owned and determined that activities occurring within the LLCs in which we are a member, constituted those of an operating entity.  We reclassified $11.4 million of these assets, previously classified as real estate owned, into equity method investments in real estate after we determined that the entities were not variable interest entities or that we were not the primary beneficiary of the variable interest entities and our ownership percentages in those properties was greater than 20% but less than 50%.  In addition, we foreclosed on properties with a carrying value at the time of foreclosure of $3.8 million and classified them as equity method investments.  Upon reclassification of these investments from real estate owned and mortgage investments, accruals related to expenses within these LLCs were reclassified and offset as adjustments to the carrying value of these assets in the amount of $576,000.  We recognized a loss on our equity in these real estate investments of $10.6 million during the year ended December 31, 2009, a direct result of impairments on the assets due to a decrease in the fair value of the underlying properties and our share of certain losses within the LLCs.  We also sold property with a carrying value of $766,000 during the year ended December 31, 2009.

Equity Method Joint Ventures
During the year ended December 31, 2008, we entered into three joint venture agreements with a third-party homebuilder for the construction of single family homes in Las Vegas, Nevada and  contributed property to the joint ventures, which we had previously acquired through foreclosure and classified as real estate owned.  These ventures are accounted for under the equity method of accounting because we have between a 13% and a 50% non-controlling ownership interest.  Our venture partner manages the operations of the joint ventures.  All major decisions require the approval of both joint venture partners, and voting rights and the sharing of profits and losses are in proportion to the ownership percentages of each joint venture partner.  We recorded our initial investment in the three ventures in an aggregate amount of $6.7 million, the carrying value of the lots which approximated fair value at the time of the formation of the joint venture.  We have no responsibility to provide additional funding to the ventures.  Additional funding for the construction of homes and sales of such will be provided by our venture partner or incurred by the joint venture.  Our share of losses, if any, would be limited to the value of lots contributed.  During 2009, ten homes were constructed and sold to homeowners.  We received consideration of $490,000 from these sales, which includes $475,000 of cash. For the twelve months ended 2009, we recognized a loss of $2.7 million related to our joint ventures. contribution direct result of a decrease in the value of the lots contributed.  The carrying value of the joint ventures, net of impairments, at December 31, 2009 and 2008 was $3.0 million and $6.2 million, respectively.

  Fully Consolidated Investments in Real Estate
At December 31, 2009, we held $20.4 million in fully consolidated real estate investments. We did not hold any fully consolidated investments in real estate at December 31, 2008.  During the twelve months ended December 31, 2009, we evaluated certain of our assets that we held in real estate owned and determined that activities occurring within the LLCs in which we are a member, constituted those of an operating entity; we reclassified $12.8 million of these assets to fully consolidated investments in real estate.  In addition, during 2009 we foreclosed on $14.7 million of mortgage investments and classified them as fully consolidated real estate investments.  During the twelve months ended December 31, 2009, we recognized impairments on fully consolidated real estate investments of $11.5 million.  We also sold property with a carrying value of $1.5 million during the year ended December 31, 2009.

 During 2009, we consolidated the equity and net operating income and expenses of eight entities in which we have less than 100% ownership.   The noncontrolling interests were between 7.0% and 36% and had original values of $5.8 million. At December 31, 2009, these interests have a carrying value of $3.3 million.

The following provides a summary of the changes in investments in real estate during the year ended December 31, 2009 (dollars in thousands):

	Fully		Other Equity
	Consolidated	Equity Method	Method	Cost Method
	Investments	Joint Ventures	Investments	Investments	Total
Balance January 1, 2008	$-	$-	$-	$1,000	$1,000
Contribution to joint ventures	-	6,167	-	-	6,167
Balance December 31, 2008	-	6,167	-	1,000	7,167
Assets reclassified from real estate owned	12,821	-	11,398	3,009	27,228
Assets reclassified from mortgage investments	14,673	-	3,779	965	19,417
Consolidation of noncontrolling interest	5,811	-	-	-	5,811
Sales of real estate investments	(1,500)	-	(766)	(68)	(2,334)
Sales of joint venture property	-	(490)	-	-	(490)
Impairments on real estate investments	(11,544)	-	-	(1,737)	(13,281)
Other adjustments to carrying value of investments	156	-	(576)	(131)	(551)
Equity in loss on real estate investments	-	(2,680)	(10,649)	-	(13,329)
Balance December 31, 2009	$20,417	$2,997	$3,186	$3,038	$29,638

The following is a summary of our investments in real estate at December 31, 2009 and December 31, 2008 (dollars in thousands):

Description	Location	December 31, 2009	December 31, 2008
Undeveloped land	NV, AZ	$22,132	$-
Single family residential lots	NV, AZ	3,263	6,167
Office building	NV	1,074	-
Other	NV, OR, AZ	3,169	1,000
Total		$29,638	$7,167

At December 31, 2009, our investments in real estate were held in 54 limited liability companies, and our ownership percentage ranged from negligible to 100%.

Note 6 - Stock Based Compensation
The Board of Directors adopted the 2004 Stock Incentive Plan of Desert Capital REIT, Inc. (the “Plan”), and we have reserved 1,000,000 shares of common stock for issuance under the Plan. As of December 31, 2009 we had granted awards for 124,000 restricted shares in aggregate to our Board of Directors and certain executive officers under the Plan, including 16,000 shares granted in August 2009. The fair value was estimated to be $3.29 per share for the 2009 grants.  Because there was no ongoing offering of our shares on the August grant date, we valued the restricted stock based on our estimate of fair value at the date of grant.  As there was no active market for our stock on the date of grant, the estimate of fair value was based upon an estimate of our book value consistent with similar industry indices which were at that time trading at or near book value. The shares were granted in annual grants to our directors and vested immediately upon grant date.

Stock compensation expense for the years ended December 31, 2009, 2008, and 2007 was $54,000, $185,000, and $717,000, respectively.

Note 7 - Building and Equipment
Building and equipment are as follows (dollar in thousands):

	December 31, 2009	December 31, 2008
Building	$12,280	$6,944
Leasehold improvements	957	867
Equipment	100	100
Furniture and fixtures	429	411
	13,766	8,322

Less accumulated depreciation	(1,711)	(1,507)
Building and equipment, net	$12,055	$6,815

As discussed further in Note 18, we entered into an agreement with a third party to lease the facilities of a property we foreclosed on during 2009.  The carrying value of the building is $5.3 million and is being depreciated over thirty years, our best estimate of the useful life of the building.

Note 8 – Leases
We own an office building in Henderson, Nevada, which serves as our corporate headquarters. The building is approximately 40,000 square feet, and as of December 31, 2009, the building was 88% occupied by related parties.  The leases are month-to month at approximately $76,000 per month.

As further discussed in Note 18, in November 2009, we entered into an agreement with a third party to lease the gentleman’s club that we foreclosed on in April 2009.  The minimum future straight-lined rents due to us as of December 31, 2009 are as follows: $505,000 for the years ended December 31, 2010, 2011, 2012, respectively, and $462,000 for the year ended December 31, 2013.

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

Our taxable REIT subsidiaries are subject to federal, state, and local taxes. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards.  Deferred tax assets are subject to management’s judgment based upon available evidence that future realization is more likely than not.  During the fourth quarter of 2009, we established a valuation allowance of $1.7 million against the net deferred tax assets.  Based upon the projected sources of taxable income, including those known to be available in future periods, management concluded that it was more likely than not that such sources of income at our taxable REIT subsidiary would likely be insufficient to utilize net operating losses.  Accordingly, a valuation allowance was necessary.   For the year ended December 31, 2009 and 2008, we recorded an income tax benefit in the amount of $72,000 and $123,000, respectively.  For the year ended December 31, 2007 we recorded $668,000 of income tax expense for income attributable to our taxable REIT subsidiaries. Our income tax expense (benefit) was calculated using an effective tax rate of 34% for 2009, 2008 and 2007 as follows (dollars in thousands):

	December 31,
	2009	2008	2007
Current provision	$(72)	$484	$36
Deferred provision (benefit)	-	(607)	632
Total income tax provision (benefit)	$(72)	$(123)	$668

The income tax provision differs from the amount of income tax determined by applying the United States federal income tax rate to pretax income for the years ended December 31, 2009, 2008 and 2007 due to the following:

	December 31, 2009	December 31, 2008
Depreciation and amortization	$(306)	$(243)
Provision on note receivable	(607)	(722)
Impairments on real estate assets	(529)	-
Gain on sale of subsidiary	873	873
Non deductible interest	(1,179)	(674)
Deferred tax asset	$(1,748)	$(766)
Less: Valuation allowance	1,748	766
Net deferred tax assets	$-	$-

The significant components of deferred tax assets and liabilities were as follows (dollars in thousands):

	December 31,
	2009	2008	2007
Computed tax expense (benefit)	$(1,827)	$(1,273)	$701
Non deductible expenses	506	407	344
Valuation allowance adjustments	982	766	-
Other	267	(23)	(377)
Total income tax provision (benefit)	$(72)	$(123)	$668

We adopted the provisions of ASC 740 related to accounting for unrecognized tax benefits on January 1, 2007, as it applies to our wholly owned subsidiary, Desert Capital TRS, Inc, (TRS). At December 31, 2009 and 2008, the Company had approximately $55,000 of total gross unrecognized tax benefits.  We have recognized interest and penalties accrued on these tax expenses as a component of our income tax benefit.  The Company does not reasonably expect any material changes to the estimated amount of liability associated with its uncertain tax positions through December 31, 2010.   We believe that appropriate support for the income tax positions taken and to be taken on tax returns and accruals for tax liabilities are adequate for all open years based upon  an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.

Note 10 – Loss per Share
Basic loss per share includes no dilution and is calculated by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding during each period. Diluted loss per share reflects the potential dilution of securities that could share in the earnings or losses of the entity.  Due to the net loss in all periods presented, the calculation of diluted per share amounts would create an anti-dilutive result and therefore is not presented. As of December 31, 2009 and 2008, there were no unvested shares outstanding under our stock incentive plan.

The following table shows loss attributable to common stockholders (dollars and shares in thousands):

	December 31,
	2009	2008	2007
Net loss available to common stockholders:
Loss from continuing operations, net of loss attributable to
noncontrolling interest	$(51,245)	$(37,477)	$(21,837)
Loss from discontinued operations, net	(1,771)	-	-
Net loss available to common stockholders:	$(53,016)	$(37,477)	$(21,837)

Weighted average number of common shares
outstanding basic and diluted	16,841	16,813	16,233

Loss per share from continuing operations	$(3.04)	$(2.23)	$(1.35)
Loss per share from discontinued operations	(0.11)	-	-
Basic and diluted loss per common share	$(3.15)	$(2.23)	$(1.35)

Note 11 – Dividends and Redemption Requests
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

The following table lists the dividend declaration dates and per share amounts:

Declaration Date	Distribution Date	2008
January 31	February 15	$0.100
February 29	March 14	0.025
March 31	April 15	0.025
April 30	May 15	0.025
May 31	June 13	0.025
June 30	July 15	0.025
July 31	August 15	0.025
August 30	September 15	0.025
September 30	October 15	0.025
October 31	November 15	-
November 30	December 14	-
December 31	January 15	-
Total		$0.300

In October 2008, we suspended our monthly dividend.

Upon the death of a stockholder, at the option of the stockholder’s estate, the estate has a limited right of redemption with respect to the common stock.  This right of redemption, for the redemption requests received by December 31, 2009, has been accounted for as a liability.  At December 31, 2009, we had redemption requests of 186,000 shares of common stock totaling $2.1 million.

 Note 12 – Debt
Bank Note
We had a $7.5 million secured bank note with a term of one year, which was originally a credit facility established for short-term funding needs and had an interest  rate equal to the prime rate plus 75 basis points, with a floor of 7.0%.  The interest rate throughout 2009 was 7.0%.  The outstanding balance at December 31, 2008 was $1.4 million, and we have paid the entire principal balance of the note at December 31, 2009.

  Other Notes Payable
At December 31, 2009, our balance of other notes payable included debt agreements totaling $4.2 million. We paid closing costs to CM Capital of $200,000 and set aside interest reserves with a total balance of $738,000 at December 31, 2009, which have been reflected as a reduction in the note balance, resulting in a net note balance of $3.3 million.   Interest is accrued and paid on the principal amount of the notes, or $4.2 million.  The interest rates on these notes range from 10% to 13%, and payments will be made monthly from the interest reserve account with a balloon payment of the principal balance due at maturity.  The debt is collateralized by certain of our real estate investments with a carrying value of $17.0 million.  The proceeds from the notes of $2.7 million, less closing costs, funding of the interest reserves and other fees, were disbursed to our affiliate, CM Capital and classified as prepaid default expenses on our balance sheet.  At December 31, 2009 this balance of the prepaid expense was $1.7 million and will be used for the payment of ownership costs, such as property taxes and legal fees, and servicing and property management fees to our related party loan servicer and property manager, CM Capital.

During the second quarter of 2009, we entered into an uncollateralized note payable agreement with a third party.  The principal balance on the note is $250,000 and bears an annual interest rate of 10%.   The maturity date of this note is June 2012.

We entered into a $4.0 million note payable agreement for working capital purposes during 2009 secured by the land and building of a property foreclosed upon in 2009.   This note bears interest at an annual rate of 11.25% and matures in September 2010.   CM Capital was our loan originator and servicer on this note for which we paid origination and servicing fees of $202,000.  In addition we funded interest reserves related to the note payable and the remaining balance was $373,000 at December 31, 2009.  The net note balance at December 31, 2009 was $3.6 million. See also Note 18-Acquistition.  Subsequent to December 31, 2009, we entered into an additional $1.0 million of debt upon the same terms.  See also Note 21 – Subsequent Events.

The following table presents a summary of our other notes payable (dollars in thousands):

Interest Rate	Maturity Date	Original Note Balance	Interest Reserves	Carrying Balance
11.25%	September 2010	$4,000	$(373)	$3,627
11.00%	December 2010	369	(42)	327
10.00%	February 2011	1,247	(161)	1,086
11.00%	August 2011	226	(43)	183
11.00%	November 2011	983	(207)	776
11.00-13.00%	December 2011	1,169	(286)	883
10.00%	June 2012	250	-	250
		$8,244	$(1,112)	$7,132

  Mortgage Loans Payable
We have a mortgage loan from a bank, with an outstanding principal balance of $6.1 million and $6.3 million as of December 31, 2009 and December 31, 2008, respectively.  This loan bears interest at a rate equal to the prime rate, with a floor of 6.75% and a ceiling of 7.75%. Principal and interest are payable monthly and the note matures in 2026, with no prepayment penalty. The interest rate on December 31, 2009 and December 31, 2008 was 6.75%. The mortgage is secured by our office building in Henderson, Nevada. We were in compliance with all financial covenants related to this loan as of December 31, 2009.

We assumed a first lien mortgage payable to a bank upon foreclosure of a 10,330 square foot office building in Houston, Texas in November 2007. The loan had an outstanding principal balance of $1.5 million as of December 31, 2009 and $1.6 million as of December 31, 2008.  The note bears interest equal to the prime rate minus 50 basis points (2.75% at December 31, 2009), and matures in April 2011, with no prepayment penalty.  Principal and interest are payable monthly.

Junior Subordinated Notes Payable
In June 2006, we issued $30.0 million in unsecured trust preferred securities through a Delaware statutory trust, Desert Capital TRS Statutory Trust I, which is our wholly-owned subsidiary.  The securities bear interest at a floating rate based on the three-month LIBOR plus 400 basis points, which resets each calendar quarter, and was 4.25% and 7.47% on December 31, 2009 and December 31, 2008, respectively.

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

Our junior subordinated notes contain customary default provisions and require us to maintain certain financial ratios at quarterly determination dates, including a minimum tangible net worth requirement.  Our ability to incur additional debt is also limited.  In June 2008 we entered into an agreement with the holders of the trust preferred securities to modify the tangible net worth covenant contained in our indenture through December 31, 2008.  In exchange for the modification we agreed to establish a cash reserve account into which we would make monthly deposits of 25% of our net income until such time as the balance of the reserve account was at least equal to $2.1 million. In addition, in the event that the aggregate amount of the dividends that we paid during any month exceeded the amount that we deposited into the reserve account during such month, we would deposit into the reserve account 25% of each principal payment we received in respect of any of our mortgage loans until the amount of the short-fall had been deposited into the reserve account.  We were required to replace the reserve account with a letter of credit in the face amount of $2.1 million as security for the trust preferred securities prior to December 31, 2008; however, we were unable to do so.  During 2009, the reserve account was used to fund interest payments on the securities, and at December 31, 2009, the balance had been depleted.  At December 31, 2009, interest payable on the securities was $574,000.

At December 31, 2008 and during 2009, we were not in compliance with all covenants as modified.   On April 3, 2009, we received a written notice of the tangible net worth default from the holders of the preferred securities, which was not cured.  On July 27, 2009, we received a written Notice of Event of Default and Acceleration from the holders of the preferred securities that because our tangible net worth was less than $100 million, a default had occurred under the our junior subordinated indenture which had continued for more than 30 days and had caused an event of default to occur under the junior subordinated indenture.  The notice further stated that as a result of the occurrence of such event of default, the principal amount of our obligations under the junior subordinated indenture, together with any and all other amounts payable thereunder had been accelerated and declared to be immediately due and payable by the holders of the preferred securities.  The notice further stated that the holders of the preferred securities, may at their option, pursue all available rights and remedies.  Prior to the acceleration of the obligations, no default in the payment of principal or interest had occurred under the junior subordinated indenture.  On July 27, 2009, we also received a copy of a written notice to the trustee under our junior subordinated notes from the holders of the preferred securities directing the trustee to withdraw the amount on deposit in the reserve account and apply such amount to the payment of amounts due and owing to the holders of the preferred securities.

Subsequent to December 31, 2009, we have entered into a standstill agreement with the holders of the trust preferred securities pursuant to which such holders have agreed not to exercise any rights or remedies against us to enforce or collect the debt in exchange for (i) payment of the interest payment due October 31, 2009 in the amount of $344,000 within one business day following our receipt of the executed standstill agreement which we paid on March 9, 2010, (ii) payment of  the interest payment due January 31, 2010 in the amount of $328,000 on or before March 31, 2010 and (iii)  continued payment of the quarterly interest payments due under the junior subordinated notes in accordance with the terms of the junior subordinated indenture.

Below is schedule of our contractual maturities under our debt obligations at December 31, 2009 (dollars in thousands):

Years Ending December 31,
2010 (includes junior subordinated notes in default)	$35,204
2011	4,499
2012	476
2013	242
2014	259
Thereafter	4,979
Total	$45,659

Note 13 - Commitments and Related Parties
CM Group is our Advisor and oversees our day-to-day operations including asset, liability and capital management. In lieu of paying salaries to officers, we compensate our Advisor pursuant to an advisory agreement that entitles it to first-tier management compensation, second-tier management compensation, and reimbursement of expenses.  The officers and majority owners of our Advisor are also our executive officers. The annual first-tier management compensation is 1% of the first $200 million of gross average invested assets plus 0.8% of the gross average invested assets in excess of $200 million, to be paid quarterly.   The first-tier management compensation for the year ended December 31, 2009, 2008, and 2007 was $1.5 million, $2.0 million, and $1.6 million, respectively, and $239,000 and $1.0 million was included in management and servicing fees payable to related party at December 31, 2009 and 2008, respectively.

The second-tier management compensation is a tiered percentage of the amount of our taxable income excluding provision for loan loss and capital losses, before deducting second-tier compensation less a threshold return, which is the net income that would produce an annualized return on our average invested assets equal to the 10-year U.S. Treasury rate plus 1.0%. The tiered percentage is calculated on the weighted average of 20% of the first $200 million of average invested assets and 10% of the excess over $200 million of average invested assets. The second-tier management compensation is calculated quarterly and any positive quarterly amount is paid by us, along with the first-tier management compensation, within 15 days of receipt of the computations.  Second-tier management compensation for the years ended December 31, 2009 and 2008 was zero and $463,000 for the year ended December 31, 2007.

CM Capital previously had a management agreement in place with ARJ Management (“ARJ”), a company of which our president and chief executive officer, Todd Parriott, was president, director and controlling shareholder, pursuant to which ARJ was paid a management fee equal to 33% of CM Capital’s pre-tax net income. The fee was calculated and paid monthly. Based on the calculation of the management fee for 2007, until we sold CM Capital in November 2007, we recognized an expense of $1.8 million. The management agreement with ARJ was mutually terminated by the parties thereto as of November 21, 2007 in connection with the sale of CM Capital.

During 2008, the composition of our investment portfolio changed dramatically from a performing loan portfolio to a defaulted loan and foreclosed property portfolio. Our Advisor, CM Group, receives a management fee for general management of the day-to-day operations of the REIT. With the changing composition of our assets, the functions being performed by our Advisor, and to a larger degree, CM Capital, our loan originator and servicer, increased and changed significantly. CM Capital’s function as loan servicer has historically been to collect interest payments from the borrowers and to distribute interest payments to the investors.  As compensation for this service, the borrower would pay CM Capital a servicing fee. As the borrowers began defaulting on their loans, CM Capital was no longer able to collect the servicing fees on defaulted loans. At the same time, CM Capital began to perform more complex functions related to the defaulted loans and ultimately the foreclosed property, such as soliciting investor votes on the handling of defaulted loans, handling foreclosure proceedings, processing and paying carrying costs, negotiating with borrowers and builders, structuring joint venture agreements, selling property and designing and executing other workout strategies on behalf of the investors. In December 2008, CM Capital determined that it could no longer advance the carrying costs and workout and resolution costs related to the properties on which it had foreclosed on behalf of the investors, and sent a letter to the investors (owners) of the foreclosed properties giving the investors the option to assume the responsibility for their own asset management functions, or pay CM Capital to provide such services. DCR received such a letter, and in March 2009, agreed to have CM Capital provide asset management services on our behalf. In exchange for such services, we agreed to pay CM Capital servicing fees based on the following: a real estate owned processing fee upon the date of foreclosure in an amount not to exceed 5% of the outstanding loan balance on the date of default, of which 1% is due and payable upon the transfer of title and the remainder is due upon the sale or other disposition of the property plus a yearly servicing fee of either 1% of the original loan balance if the workout strategy is considered simple or 2% of the original loan balance if the workout strategy is considered complex, calculated from the date of foreclosure. For the year ended December 31, 2009, these fees totaled $1.7 million, and were included in management and servicing fees in the consolidated statement of operations.  At December 31, 2009, $494,000 was payable and included in management and servicing fees payable on the consolidated balance sheet.  There were no management fees for the years ended December 31, 2008 and 2007.

To facilitate payment of certain carrying costs and servicing and property management fees, during 2009, we incurred debt totaling $4.2 million, less closing costs, funding of the interest reserves and other fees and payments. Each loan constituting a portion of the debt is secured by liens on the property whose costs and expenses are being financed by such loan. The outstanding balance on this debt was $4.2 million net of interest reserves of $700,000 at December 31, 2009.  CM Capital served as our debt placement agent and servicer, for which we paid placement fees of $224,000 to CM Capital.  In addition, we funded interest reserves related to the notes payable of $844,000, of which $551,000 of unexpended proceeds are being held in a trust account by Preferred Trust Company, an entity owned by certain of our officers.  The proceeds, less closing costs, funding of the interest reserves and other fees were prepaid to our servicer, CM Capital, to be used for the payment of costs associated with being a land owner and servicing and property management fees payable to CM Capital.  The balance of the prepaid account at December 31, 2009 was $1.7 million.

We entered into a $4.0 million note payable agreement for working capital purposes during 2009 secured by the land and building of 3MO, LLC, a property foreclosed in 2009.  See also Note 12 – Debt.  This note bears interest at an annual rate of 11.25% and matures in September 2010.   CM Capital was our loan originator and servicer on this note for which we paid origination and servicing fees of $202,000.  In addition we funded interest reserves related to the note payable of $450,000, which are being held in a trust account by Preferred Trust Company, an entity owned by certain of our officers.  Subsequent to December 31, 2009, we entered into an additional $1.0 million of debt upon the same terms.  See also Note 21 – Subsequent Events.

The dealer-manager of our offering of common stock, CM Securities, directs and oversees the sale of our equity securities. CM Securities receives a marketing support fee and sales commissions based on the number of shares of common stock it sells. CM Securities contracts with third party broker-dealers to have a larger sales distribution of equity securities and compensates them out of the sales commissions and marketing support fees it receives from us. Because CM Securities is controlled by our Advisor, it is our affiliate. CM Group acquired ownership of CM Securities on November 21, 2007 and prior to November 21, 2007, CM Securities was owned by our CEO.  Due to the general collapse of the real estate market beginning in late 2007, and the impact of declining real estate values on our mortgage investments, our Board of Directors suspended the sale of Desert Capital REIT shares as of February 22, 2008.  As a result, CM Securities did not earn any sales commissions or marketing support fees during the year ended December 31, 2009.  CM Securities earned gross sales commissions and marketing support fees of $36,000 and $2.8 million for the year ended December 31, 2008 and 2007, respectively.

CM Securities also had an agreement with CM Capital to provide investors for loans brokered and serviced by CM Capital for a fee equal to 25 basis points of every dollar raised. The fee was calculated and paid monthly.  We sold CM Capital in November 2007 and are no longer a party to this agreement.  The fee pursuant to this agreement for the year ended December 31, 2007 was $380,000.

In September 2005, a third-party borrower asked us to enter into a land banking transaction, meaning that we would purchase a tract of land, and simultaneously enter into an option contract with the borrower, pursuant to which the borrower would purchase smaller parcels of the initial tract from us over time at a specified price, until it had purchased the entire initial tract.  Due to the rules with which we must comply to maintain our REIT status, actual title to that land had to be owned by a separate entity and could not be held by the Company.  As an accommodation to us and the third-party borrower, our CEO, Todd Parriott formed a company, CM Land, LLC, for the specific purpose of holding title to that land.  We funded $11.9 million of subordinated loans to CM Land, secured by the property. In May 2007, the borrower did not exercise its option under the land banking transaction to purchase the remaining portion of the property and CM Land defaulted on both the first lien mortgage loan and the subordinated mortgage loan, and in July 2007, a limited liability company (“Warm Jones, LLC”) was formed to take title to the property through deed in lieu of foreclosure.  This deed in lieu of foreclosure meant that our $11.9 million investment in the project was converted from an interest in a subordinated loan to a 37.6% equity interest in Warm Jones, LLC, the new owner of the property.

In September 2007, Warm Jones, LLC borrowed approximately $13.7 million to refinance the first lien mortgage loan on the project for 12 months.  As a condition to funding the loan, the first lien lenders required that Desert Capital guarantee the entire $13.7 million loan.  Generally, Desert Capital would not provide a guarantee; however, it believed that this particular guarantee was necessary to avoid the complete loss of its investment in the property.  We received a fee for guaranteeing this loan and for the year ended 2009 and 2008 we earned $308,000 and $101,000 respectively, in guarantee fees.  Because Warm Jones, LLC did not have funds available to service the first lien mortgage loan, it borrowed an additional $2.6 million, the proceeds of which were used to pay 12 months of interest on the first and second lien loans and the carrying costs associated with the ownership of the property.   The first lien loan matured in October 2008.  The first lien loan was subsequently modified, extending the due date to February 2010.  The second lien loan matured in October 2009. Warm Jones, LLC was not able to repay or refinance the second lien and the second lien holders have begun foreclosure on the property which, once completed, will cause us to lose our 37.6% equity interest in the property.  Subsequent to December 31, 2009, the first lien loan also matured and is now fully due and payable.  Because we guaranteed the payment of the first lien loan, the lenders under the first lien mortgage may pursue Desert Capital for all amounts currently due and owing under the loan.  We determined that our potential liability under the guarantee was approximately $3.4 million as of December 31, 2009, which is included in other liabilities in our consolidated balance sheet.  The increase of potential liability was due to the default on the debt by Warm Jones, LLC, combines with a continued decrease in the value of the property.  To potentially limit our liability on the guarantee, we have paid $176,000 of interest to the first lien lenders to keep the interest payments on the note current through February 2010.  We are currently in negotiations with the first lien lenders in an effort to minimize our potential liability under the guarantee.

CM Equity, LLC (“CM Equity”) was formed in June 2007 for the purpose of investing in, developing, co-developing, operating, owning and financing commercial and residential real estate projects. Some of the executive officers of CM Equity are the same as our executive officers, and our Advisor is also the manager of CM Equity.  In November 2007, we sold a non-performing loan with an outstanding balance of $2.0 million to CM Equity.   No gain or loss was recognized on the sale as we provided 100% financing on the sale.  The loan had a fixed interest rate of 8.25% and was scheduled to mature in November 2009.   The loan became non-performing in the fourth quarter of 2008.  In January 2009, CM Equity deeded the property back to us, and currently the property is being held as real estate owned in the amount of $564,000 net of impairment charges of $1.4 million.

In November 2007, TRS sold all of the issued and outstanding units of CM Capital to CM Group, for the following consideration:

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

In addition to the consideration received, we receive a contingent installment payment from CM Capital on loans we fund. The $8.25 million contingent payment (the “Installment Payment”) is payable  as follows: CM Group will pay or cause CM Capital to pay to TRS, on the last day of each calendar quarter, an amount equal to: (i) 1% of the principal amount of all mortgage loans originated or brokered by CM Capital or any of its affiliates and funded by us during such calendar quarter for the first $200 million of mortgage loans funded during each calendar year; and (ii) 0.5% of the principal amount of all mortgage loans originated or brokered by CM Capital and funded by us during such calendar quarter in excess of $200 million during each calendar year, commencing on December 31, 2007 and continuing on the last day of each calendar quarter thereafter, until TRS has received $8.25 million.  TRS’ right to receive the Installment Payment is secured by all of the outstanding membership units of CM Capital.   For the year ended December 31, 2009, we did not recognize any income related to the continent payment.  For the year ended December 31, 2008, we recognized income of $94,000 related to the contingent installment payment.

We also entered into a loan origination agreement with CM Capital and CM Group, which terminates one month after the last day of the month in which the Installment Payment is paid in full.   Under terms of the original Loan Origination Agreement we had the right to fund all mortgage loans identified by CM Capital or any affiliate of CM Group or CM Capital that becomes engaged in the business of originating or brokering commercial loans.  However, we currently do not have cash available for new investments in loans and on September 1, 2009, the loan origination agreement was modified to remove this right of first refusal.  During 2009, we did not fund any loans originated by CM Capital.

During 2008, CM Capital was not in compliance with certain financial covenants contained in the loan agreement related to the $15.5 million promissory note payable to TRS.  In August 2008, our Board of Directors formed a special committee of independent directors to review the financial covenants and approve a strategy to resolve the defaulted status of the loan. We granted CM Capital a limited waiver, either to enter into an amendment to the loan agreement to modify such financial covenants upon terms and conditions and in form and substance satisfactory to TRS or demonstrate that CM Capital is in compliance with the loan agreement and will be in compliance with the loan agreement at December 31, 2008.  In October 2008, the Special Committee and CM Capital agreed to modify the loan terms, and in November 2008 we executed documents to evidence the modification.  Under the terms of the modification, principal payments on the note were deferred for two years, and the interest rate was reduced from 9% to 6% per annum effective as of July 1, 2008.  Additionally, the working capital financial covenant was replaced with the requirement to maintain a cash balance of $250,000 at the end of each quarter, and the first measurement period for the fixed charge coverage ratio was moved from December 31, 2007 to December 31, 2008.  Based on the modified terms of the promissory note, the modification resulted in an impairment based on the present value of the expected future cash flows under the modified terms.  The modification was accounted for as a TDR and resulted in an impairment of $2.1 million in 2008. In 2009, $340,000 of the $2.1 million impairment was recovered due to the passage of time and the accompanying accretion of the restructure discount. Accordingly, and included in the $12.9 million note receivable balance, we have provided an allowance for loan loss of $1.8 million to reflect this impairment.  During the fourth quarter 2009 CM Capital failed to comply with certain financial covenants contained in the loan agreement at December 31, 2009.  As of December 31, 2009, the covenant violations had not been cured and as a result our board of directors formed a special committee consisting of all of our independent directors to review the financial covenants and negotiate a strategy to resolve the defaulted status of the loan.  As of the date of this filing the board of directors is still determining the best course of action to take regarding the default.  Management has concluded that no additional impairment of the note was caused by the event of defaults.  The note is deemed collectible under the modified terms.  We earned interest on this note receivable of $896,000, $1.2 million and $168,000 for the years ended December 31, 2009, 2008 and 2007, respectively.  At December 31, 2009, $76,000 was receivable.

As discussed in Note 5, we entered into three joint venture agreements in 2008 with a third-party homebuilder for the construction of single family homes in Las Vegas, Nevada and contributed property to the joint ventures, which we previously acquired through foreclosure.  We have between a 13% and a 50% noncontrolling interest in each joint venture.  During September 2009, one of the members of our Board of Directors became an executive officer of the homebuilder.

We lease office space to CM Group and its affiliates under generally cancelable operating leases by either party on thirty days written notice.  Total rent received from related parties for the year ended December 31, 2009 was $535,000.  Rent received from related parties for the years ended December 31, 2008 and 2007 was $517,000 and $321,000, respectively.

Note 14 - Fair Value of Financial Instruments
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

The following table summarizes the carrying values and the estimated fair values of financial instruments as of December 31, 2009 and December 31, 2008 (dollars in thousands):

	December 31, 2009		December 31, 2008
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash, cash equivalents and restricted cash	$553	$553	$1,629	$1,629
Interest receivable	102	102	531	531
Note receivable - related party	12,940	11,111	12,600	11,024
Mortgage investments - net	10,664	10,435	69,538	68,773

Financial liabilities:
Bank note	-	-	1,360	1,274
Notes payable	7,132	6,995	-	-
Mortgages payable	7,599	7,021	7,893	7,264
Junior subordinated notes	30,928	30,928	30,928	27,493

We used the following methods and assumptions in estimating the fair value of each class of financial instrument:

●	Cash, cash equivalents and restricted cash: The carrying values of cash and short-term instruments approximate fair values.
●	Interest receivable: Carrying values approximate fair values due to their short term nature.
●
Note receivable – related party: Fair value is estimated using discounted cash flow analyses based on a rate reflective of the current market environment for a similar period, the fixed amount of the note receivable and an estimated risk of default based on similar business operations and history of operations.  We considered these inputs as Level 3.

●
Mortgage investments-net:  At December 31, 2009 and December 31, 2008 the fair value of fixed rate loans currently classified as performing, was computed based on the probability of collection of the cash flow, a risk free rate of return on all estimated cash flows, the estimated realization of collateral based on recent history and the fixed interest rate of the loans.  At December 31, 2009 and December 31, 2008, substantially all of our impaired loans were evaluated based on the fair value of their underlying collateral based upon the most recent appraisal available to management or recent transaction prices for similar collateral, and as such, the carrying values of these instruments, net of allowance for loan losses, approximates the fair value.  Fair value inputs on performing and non-performing loans are considered Level 3.

●
Bank note:  The value of our variable rate-term borrowing, classified as Level 3, were estimated using a cash flow analysis, taking our credit standing into consideration, as well as the excess assigned collateral, and a rate reflective of the current market environment.   At December 31, 2009, we have paid the balance on this note.

●
Mortgage loans payable and notes payable:  For December 31, 2009 and December 31, 2008 our credit standing was taken into consideration, as well as the assigned collateral which was considered more than adequate, the estimated risk to the lender of the collateral to the loan balance and rates reflective of the current market environment, all of which were factors in the computation of fair value and were considered Level 3 inputs.

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

We do not have any assets or liabilities that are measured at fair value on a recurring basis.  The following table presents our assets and liabilities that are measured at fair value on a nonrecurring basis at December 31, 2009 and 2008.  Level 1 and Level 2 data were not used in the fair value measure.

	Level 3 Estimated Fair Value
	(dollars in thousands)
	Impaired mortgage	Investments in	Real estate
	investments	real estate	owned	Total
Balance, December 31, 2008	$62,920	$7,167	$19,979	$90,066
Foreclosures	(46,997)	19,416	17,558	(10,023)
Reclassifications and consolidations	(8)	32,489	(27,415)	5,066
Sales	(405)	(2,824)	(35)	(3,264)
Impairments and equity losses	(9,871)	(26,610)	(2,095)	(38,576)
Balance, December 31, 2009	$5,639	$29,638	$7,992	$43,269

Note 15 - Concentrations of Credit Risk
Financial instruments with concentration of credit and market risk include cash, loans secured by deeds of trust and real estate investments.

We maintain cash deposit accounts which at times may exceed federally insured limits.  We have not experienced any losses in such accounts, and management believes we are not exposed to any significant credit risk related to cash deposits.  As of December 31, 2009 and 2008, we had approximately $303,000 and $1.4 million, respectively, in excess of the federally insured limits.

At December 31, 2009, 41.0% and 18.2%of our entire real estate asset portfolio, including investments in real estate, real estate owned and the original balance of our mortgage investment portfolio loans were located in Nevada and Texas, respectively.  At December 31, 2008, 57.0% of the original balance of our mortgage investment portfolio loans were located in Nevada and 14.7% were located in California.   As a result of this geographical concentration of our real estate loans and real estate investment assets,  a further downturn in the local real estate markets in these states could have a material adverse effect on us.

We have a significant concentration of credit risk with a large borrower, representing the only borrower still performing on the original obligations.  At December 31, 2009, the aggregate amount of loans to this borrower was $6.1 million with a carrying value of $5.0 million, representing approximately 35.4% of our total investments in mortgage loans.  The remainder of our borrower concentrations consists of two borrowers who are no longer performing on the original obligations and we have not yet foreclosed on the properties at December 31, 2009.  At December 31, 2008, the aggregate amount of loans to our five largest borrowers was $57.6 million representing approximately 63.8% of our total investment in real estate loans.  All but $45,000 of this amount was non-performing and $9.8 million was reserved for in the allowance for loan losses.

Note 16- Quarterly Financial Data (unaudited)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Year Ended December 31, 2009
Interest income	$447	$302	$303	$303
Interest expense	619	547	626	817
Net interest expense	(172)	(245)	(323)	(514)
Other expense	(4,072)	(18,974)	(8,262)	(21,225)
Loss from discontinued operations	-	(453)	(2,352)	1,034
Net loss attributable to non controlling interest	13	482	25	2,022
Net loss attributable to common stockholders	$(4,231)	$(19,190)	$(10,912)	$(18,683)

Net loss per share - basic and diluted
Loss from continuing operations	$(0.25)	$(1.11)	$(0.51)	$(1.17)
Loss from discontinued operations	-	(0.03)	(0.14)	0.06
Loss attributable to common stockholders	$(0.25)	$(1.14)	$(0.65)	$(1.11)

Year Ended December 31, 2008
Interest income	$2,764	$2,278	$1,804	$536
Interest expense	834	842	693	757
Net interest income	1,930	1,436	1,111	(221)
Other expense	(1,124)	(9,338)	(9,988)	(21,283)
Net income (loss)	$806	$(7,902)	$(8,877)	$(21,504)

Net income (loss) per common share - basic and diluted	$0.05	$(0.47)	$(0.53)	$(1.28)

Certain reclassifications have been made in the presentation of the year ended December 31, 2009 consolidated financial statements that were previously reported on the second and third quarter of the 2009 Form 10-Q, specifically within interest expense and other revenue (expense).  These reclassifications were made to reflect such items consistent with our 2009 presentation and had no impact on our cash flow from investing activities, net income, or balance sheets as previously reported.

Note 17 – Commitments and Contingencies
As previously disclosed in Note 13, we have guaranteed the debt of a $13.7 million first lien loan position.  The beneficiaries under the guarantee have the right to make demand on us under the guarantee to pay the entire $13.7 million upon default of the note.  In February 2010, Warm Jones, LLC, of which we are 37.6% owner, failed to pay the note upon maturity.  To potentially limit our liability on the guarantee, we have paid $176,000 of interest to the lender to keep the interest payments on the note current. We are currently in negotiations with the lenders in an effort to minimize our potential liability under the guarantee. We have determined that our potential liability related to the guarantee is approximately $3.4 million as of December 31, 2009, which is included in other liabilities in our consolidated balance sheets.  Our increase of potential liability was due to the decrease in value of the property, resulting in a potential shortfall should we have to perform under this guarantee.

On July 27, 2009 in connection with our junior subordinated notes, we received a written Notice of Event of Default and Acceleration from the holders of the preferred securities that because our tangible net worth was less than $100 million, a default had occurred under our junior subordinated indenture which had continued for more than 30 days and had caused an event of default to occur under the junior subordinated indenture.  The notice further stated that as a result of the occurrence of such event of default, the principal amount of all of our obligations under the junior subordinated indenture, together with any and all other amounts payable thereunder had been accelerated and declared to be immediately due and payable by the holders of the preferred securities.  The notice further stated that the holders of the preferred securities, may at their option, pursue all available rights and remedies.  We have been in negotiations with the holders of the preferred securities to restructure the terms of the junior subordinated notes.  Subsequent to December 31, 2009, we have entered into a standstill agreement with the holders of the trust preferred securities pursuant to which such holders have agreed not to exercise any rights or remedies against us to enforce or collect the debt in exchange for (i) payment of the interest payment due October 31, 2009 in the amount of $344,000 within one business day following our receipt of the executed standstill agreement, which we paid on March 9, 2010 (ii) payment of  the interest payment due January 31, 2010 in the amount of $328,000 on or before March 31, 2010, and (iii)  continued payment of the quarterly interest payments due under the junior subordinated notes in accordance with the terms of the junior subordinated indenture.  To the extent that we are not able to comply with the terms of the standstill agreement, the holders of the trust preferred securities could exercise their rights and remedies against us to collect the debt, which would have a material and adverse effect on our financial condition and could potential cause us to seek a relief through a filing under the U.S. Bankruptcy Code.

Note 18 - Acquisition
On April 22, 2009, we formed a subsidiary of our TRS, 3MO, LLC, to foreclose on a nonperforming loan collateralized by an operating business, a gentlemen’s club in Las Vegas, Nevada with an aggregate original loan balance of $14.4 million.  Upon foreclosure we measured the fair value of the real estate property and related business at $10.0 million.

At the acquisition date, we classified the real estate property and related business as assets and liabilities held for sale as our plan and intention at that time was to sell the property.  The related results of operations was reported as discontinued operations on our consolidated statement of operations for the period from April 22, 2009 through November 15, 2009.   On November 16, 2009, after efforts to sell the property were unsuccessful, we entered into an agreement with a third party to lease the facilities, at which time we ceased our operations of the business.    We no longer classify the property as “held for sale” as a result of changes in the plan of sale to hold and lease.  See also Note 19 – Discontinued Operations.

The following table summarizes the estimated fair value of the nets assets acquired and liabilities assumed at the foreclosure date (dollars in thousands):
Estimated
Assets and Liabilities Acquired	fair value

Asset acquired:
Land, building and equipment	$10,036
Inventory	35
Prepaid expenses	16
Total assets acquired	10,087

Liabilities assumed:
Accounts payable and accrued expenses	64
Total liabilities assumed	64
Estimated fair value of net assets acquired	$10,023

Estimated
Consideration	fair value

Fair value of consideration transferred:
Commercial real estate loan	$10,023
Total fair value of consideration transferred	$10,023

Presenting an unaudited pro forma income statement as if the acquisition of the business occurred on the first day of the year presented would be impracticable and not relevant since this estimate would require us to make assumptions in a prior period that cannot be substantiated due to our intent at the time the acquisition of the business was being held for sale.

Note 19 – Discontinued Operations
Assets and liabilities of the business, a gentlemen’s club, acquired on April 22, 2009, as stated in Note 18 - Acquisition, were classified as held for sale during 2009 as we were actively marketing the business for sale.  Assets and liabilities identified as held for sale were classified separately on our consolidated balance sheet and the related results of operations were reported as discontinued operations on our consolidated statement of operations.

Operating costs and expenses incurred during the period we operated the asset held for sale totaled $2.4 million.  These expenses included a $1.6 million impairment due to a decrease in the fair value of the assets during the time they were being held for sale.

During 2009 and while the entity was being classified as held for sale, 3MO, LLC entered into a $4.0 million note payable agreement.  See also Note 11 – Commitments and Related Parties.

On November 16, 2009, we entered into an agreement with a third party to lease the facilities, and ceased our operations of the business.   The agreement provides for monthly rent of $40,000 plus 30% of net profits, if any, and contains an option to purchase the facility for $10.0 million at any time during the four-year term of the agreement.   Under the lease agreement, the lessee assumed the operations of the business, including the responsibility to fund all operating costs of the business.  In addition, the lessee purchased inventory and prepaid expenses equal to its fair value at the time of the lease.  We have maintained ownership of the real property and reclassified the real property from held for sale to building and land.  In addition, we recorded an impairment of $1.6 million, which represented a decrease in the fair value of the building during the time it was being held for sale, from discontinued operations to continuing operations on the statement of operations for the year ended December 31, 2009.   The fair value, of the building is $5.3 million and is being depreciated over thirty years, our best estimate of the useful life of the building.  Upon execution of the lease agreement, we disposed of fixtures and equipment, recognizing a loss of $365,000, which is included in loss on disposal of assets on the consolidated statement of operations. Rental income and related expenses have been included in continuing operations on the consolidated statement of operations.

We have not provided an income tax benefit based upon the projected sources of taxable income, including those known to be available in future periods.  Management has concluded that it was more likely than not that such sources of income would likely be insufficient to utilize net operating losses. Therefore, income tax benefit on loss from discontinuing operations is zero at December 31, 2009.

Net operating revenues and losses on discontinued operations for the period from April 22, 2009 to November 15, 2009 were as follows:

Revenues	$4,244
Cost of goods sold	3,496
Operating cost and expenses	2,372
Total operating cost and expenses	5,868
Operating loss	(1,624)
Interest expense	147
Loss from discontinued operations	$(1,771)

Note 20 – Going Concern

The accompanying financial statements have been prepared in conformity with principles of accounting applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  Over the past two years we have experienced substantial losses including a net loss of $53.0 million, or $3.15 per share for 2009.  The recent losses originated from a provision for loan losses of $11.1 million, a $1.6 million impairment of a building acquired through foreclosure in 2009, impairments of real estate and loss in equity investments totaling $28.7 million and a loss of $3.4 million on the valuation of a guarantee.  Our interest income decreased by $5.3 million, or 92.3%, to $449,000 for the year ended December 31, 2009 from $5.8 million for the year ended December 31, 2008.  These financial results have had a materially adverse impact on our financial condition.   As the size of our non-income producing real estate portfolio continues to increase due to continued foreclosure activity, our costs related to real estate ownership also increase.  These costs include servicing and property management fees payable to CM Capital, property taxes, legal fees, maintenance costs and resolutions costs.  Because our portfolio of performing loans has decreased to $6.1 million, our recurring cash flow is not sufficient to cover our general operating costs, including real estate carrying costs.  Our future viability is dependent on our ability to execute portfolio resolution strategies that will offer operating liquidity, including potentially being required to sell assets at unfavorable prices.  If we fail to execute these plans successfully or otherwise address our liquidity shortfall, we would not have adequate liquidity to fund our operations and would not be able to continue as a going concern.

Note 21 - Subsequent events

Subsequent to December 31, 2009, 3MO, LLC increased the $4.0 million note to $5.0 million and the additional funds will be used for working capital purposes.  We paid $51,000 in origination and servicing fees to CM Capital on this increase and also funded interest reserves of $112,000 in a trust account held by Preferred Trust Company.

In January 2010, we sold 5 of 9 lots from a property that was classified as an equity method investment for proceeds of $53,000, and as contained within the settlement agreement, paid off a $311,000 outstanding other note payable against the property. The buyer currently has six months in which to purchase the remaining 4 lots under the current purchase offer terms.

Subsequent to December 31, 2009, we acquired properties through foreclosure with aggregate original loan balances of $2.9 million and $1.5 million in associated impairments, and classified the net balances as real estate owned.

Subsequent to December 31, 2009, we sold 2 lots from our joint venture and received proceeds of $80,000.

We evaluated subsequent events through March 22, 2010, the date the financial statements were available to be issued. Events or transactions occurring after December 31, 2009 but prior to March 22, 2010, that provided additional evidence about conditions that existed at December 31, 2009, have been recognized in the financial statements for the period ended December 31, 2009. Events or transactions that provided evidence about conditions that did not exist at December 31, 2009 but arose before the financial statements were available to be issued have not been recognized in the financial statements for the period ended December 31, 2009, but have been disclosed herein.

Schedule II

Desert Capital REIT
Allowance for Loan Losses (dollars in thousands)
December 31, 2009

Year	Balance at beginning of period	Charged to Costs and Expenses	Deductions	Balance at end of period
2007	$447	$34,411	$(9,414)	$25,444
2008	$25,444	$23,616	$(26,130)	$22,930
2009	$22,930	$11,123	$(25,599)	$8,454

Schedule IV
Desert Capital REIT
Mortgage Loans on Real Estate
Mortgage Loans that Exceed Three Percent of the Portfolio
(dollars in thousands)
Type	Maturity Date	Periodic Payment Terms	Interest Rate	Prior Liens	Face Amount	Carrying Amount	Principal Amount Subject to Delinquent Principal or Interest
Acquisition and Development - 1st
	1/2009 - 3/2009	Interest Only	8.00%	$ -	$6,746	$5,632	$6,746
	04/2012	Interest Only	5.00%	-	1,500	1,233	-
	2/2014	Interest Only	5.00%	-	4,640	3,792	-
				$ -	$12,886	$10,657	$6,746

Acquisition and Development - 2nd
	11/2008	Interest Only	18.50%	$-	$3,790	$-	$3,790
	2/2009	Interest Only	8.00%	3,303	650	-	650
				$3,303	$4,440	$-	$4,440

Commercial - 1st
	2/2009	Interest Only	6.50%	$-	$7	$7	$7
				$3,303	$17,333	$10,664	$11,193

Desert Capital REIT
Real Estate Loan Roll Forward
December 31, 2009

Balance - January 1, 2009	$69,538
Additions during period:
New loan fundings	-
Deductions during period:
Loan payoffs	-
Foreclosed loans (real estate owned and investments in real estate)	(46,997)
Real estate loans sold	(405)
Impairments	(11,463)
Charge off of foreclosure costs	(9)
Balance - December 31, 2009	$10,664

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

As of December 31, 2009, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, we have concluded that, as of December 31, 2009, we maintained effective internal control over financial reporting.

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

(c) Remediation of Prior Material Weakness in Internal Control Over Financial Reporting

We previously identified and disclosed a material weakness in internal control over financial reporting relating to the entrance into related party agreements. A "material weakness" is a deficiency or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

We have been actively engaged during 2009 in the implementation of remediation efforts to address the material weakness in controls over the approval process and over the period end financial reporting process for related party transactions that was in existence for the quarters ending March 31, June 30, and September 30, 2009. These remediation efforts, outlined below, were specifically designed to address the material weakness previously identified and reported.

•	Implementation of procedures to require that related party agreements are approved by the board of directors (including a majority of our disinterested directors) before execution;

•	Management meetings are held regularly to improve the communication efforts between operating and financial personnel.

Based upon the significant actions taken throughout 2009, we have concluded the material weakness relating to the entrance into related party agreements no longer existed as of December 31, 2009.

(d) Changes in Internal Controls

Other than the changes mentioned above, there were no significant changes over financial reporting or in other factors during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The biographical information for each director of the Company as of March 27, 2010 is set forth below.

Todd B. Parriott.  Mr. Parriott is the chairman of our board of directors, chief executive officer, president and chief investment officer.  Mr. Parriott was elected to our board of directors in December 2003.  Mr. Parriott served as the president of CM Capital from July 2001 until December 2003 and was re-elected as president in October 2005 and served until August 23, 2007.  Mr. Parriott currently serves in a supervisory capacity with CM Securities, the dealer-manager of both of our public offerings.  Mr. Parriott also serves as president, chief executive officer and manager of CM Group, our advisor.  Mr. Parriott is also a director of our dealer-manager.  Mr. Parriott founded the Company and drives the Company’s strategic initiatives and operations.  The Company believes that Mr. Parriott’s extensive expertise and experience in the mortgage lending and real estate industries particularly in the Las Vegas area combined with his financial and business expertise and relationships provide him with the qualifications and skills to serve as a director.  Mr. Parriott graduated with a Bachelor of Science degree in Marketing at University of Nevada, Las Vegas in 1994.  Age 39.

Stacy M. Riffe.  Ms. Riffe was elected to our board of directors in September 2007 and was appointed as our chief financial officer effective June 2008.  Ms. Riffe also serves as an officer and part owner of our advisor, CM Group.  From February 2007 through May 2008, she was the senior vice president of UDR, Inc., a NYSE-listed multi-family real estate investment trust, where she managed corporate tax, legal administration, and risk management and was the corporate compliance officer.  Additionally, she served as chief financial officer of UDR’s taxable REIT subsidiary, RE3.  From September 2005 through October 2006, Ms. Riffe served as chief financial officer and secretary of Sunset Financial Resources, Inc., a NYSE-listed mortgage REIT, and was appointed interim chief executive officer to complete the merger of Sunset Financial Resources with Alesco Financial Inc.  From 2002 until 2005, Ms. Riffe held the position of chief financial officer and secretary for U.S. Restaurant Properties Inc., an equity REIT that owned and leased properties to restaurants and convenience stores operators, where she was responsible for capital markets, corporate governance, SEC reporting and tax compliance.  In February 2005, U.S. Restaurant Properties merged with CNL Restaurant Properties to form Trustreet Properties.  Ms. Riffe has an extensive background in public accounting and has served as the chief financial officer or corporate compliance officer of other public companies, including three publicly traded REITs.  The Company believes Ms. Riffe’s substantial financial, accounting and public company experience provide her with the qualifications and skills to serve as a director.  Ms. Riffe earned a Bachelor of Business Administration degree in Accounting from the University of Texas at Arlington and is a Certified Public Accountant.  Age 44.

Robert M. Beville.  Mr. Beville was elected to our board of directors effective July 2004 and is an independent director.  From September 2009 to present he has served as the President for Harmony Homes, a Las Vegas based private residential builder. From August 2008 to August 2009 he served as Managing Director for The Atalon Group, an operational turnaround and corporate recovery management firm. From September 2004 to July 2008, he served as the division president of Meritage Homes, Las Vegas Division.  From 2000 to September 2004, he served as the executive vice president and chief operating officer for Perma-Bilt Homes, a division of Meritage Homes.  His duties include management of all business functions including management of: senior personnel, land acquisition, division profit, budget preparation, and product development, divisions reporting to the corporate office and land bankers.  Mr. Beville has substantial experience in the acquisition, development, leasing and sale of residential real estate.  The Company believes such experience combined with his substantial depth of knowledge of the Las Vegas real estate market provide valuable strategic and operational resources to the Company and give him the qualifications and skills to serve as a director.  Mr. Beville graduated with a Bachelor of Science degree in Accounting from the University of Nevada-Reno in 1985.  Age 47.

G. Steven Dawson.  Mr. Dawson was elected to our board of directors effective July 2004 and served as our chief financial officer from May 2007 through June 2008.  From 1990 to 2003, Mr. Dawson served as chief financial officer of Camden Property Trust or its predecessors, a large multifamily REIT.  Camden is a public real estate investment trust which specializes in the acquisition, development, and management of apartment communities throughout the United States.  He is currently a private investor who is active on the boards of three publicly traded REITs in addition to Desert Capital REIT: American Campus Communities, Inc., Alesco Financial Inc., and Medical Properties Trust and is a managing director and part owner in CM Group, our Advisor.  Mr. Dawson has substantial experience in the acquisition, development and management of multifamily properties including as the chief financial officer of a large publicly traded REIT.  The Company believes that  Mr. Dawson’s experience combined with his business leadership skills and service on the boards of three other publicly traded REITs provide him with the qualifications and skills to serve as a director.  Mr. Dawson holds a Bachelor of Business Administration degree from Texas A&M University and serves on the Real Estate Roundtable at the Mays Business School at Texas A&M.  Age 52.

James L. George.  Mr. George was elected to our board of directors in December 2003, is an independent director, and is an attorney in private practice in Lemars, Iowa.  For over 30 years, he has practiced primarily in the estates, real estate transaction and tax preparation area.  Mr. George brings over 30 years of legal and business experience including in the real estate industry.  The Company believes that Mr. George’s legal background and substantial business experience provide him with the qualifications and skills to serve as a director.  He earned a Bachelor of Arts degree from the University of Iowa in 1969, and a JD from Creighton University in 1973.  Age 62.

Thomas L. Gustafson.  Mr. Gustafson was elected to our board of directors in December 2003, is an independent director, and has been the managing member of Domain LLC, the general partner of Okoboji Capital Partners, LP, a hedge fund, from August 2001 until the present.  From 1996 to the present, he has served as the Treasurer of QL Enterprises Inc., which owns office building complexes and mini-storage rental units.  Mr. Gustafson brings substantial financial experience to the Company as well as experience related to the ownership and management of real estate.  The Company believes that Mr. Gustafson’s financial and real estate experience provide him with the qualifications and skills to serve as a director.  He earned a Bachelor of Business Administration degree from Iowa State University in 1993.  Age 39.

Charles W. Wolcott.  Mr. Wolcott was elected to our board of directors in August 2007 and is an independent director. From April 2008 to the present, he has served as the President and Chief Executive Officer of Highland Resources, Inc. (HRI), a diversified real estate firm that develops, operates and invests in commercial and residential properties in the southwest United States. From January 2007 to March 2008, he served as the President and Chief Executive Officer of Allied+Wolcott Company, LLC, a private company providing consulting and advisory services to conservation real estate projects.  From March 2002 through December 2006, he served as President and Chief Executive Officer of Tecon Corporation, a business involved in recreational property development, water and wastewater utility systems and rail car repair and maintenance.  From February 1992 through October 2001, he served as President and Chief Executive Officer of American Industrial Properties REIT, a NYSE-listed company that invested nationally in light industrial buildings serving the technology sector.  Mr. Wolcott brings substantial real estate and leadership experience to the Company including almost 10 years of experience as the president, chief executive officer and director of a publicly traded REIT that invested in light industrial properties.   The Company believes that Mr. Wolcott’s significant business leadership and real estate experience provide him with the qualifications and skills to serve as a director.   Mr. Wolcott earned a Bachelor of Science degree in Chemical Engineering from the University of Texas, and a Master of Business Administration degree from Harvard Business School.  Age 57.

Governance and Nominating Committee
Our governance and nominating committee will consider director candidates nominated by stockholders.  Recommendations, including the nominee's name and an explanation of the nominee's qualifications should be sent to James L. George, c/o Desert Capital REIT, Inc., 1291 Galleria Drive, Suite 200, Henderson, Nevada 89014 by no earlier than May 12, 2010 and no later than June 11, 2010.  If our annual meeting is held before August 11, 2010, notice must be received not earlier than the close of business on the 120th calendar day prior to the meeting and not later than the close of business on the later of the 90th calendar day prior to such annual meeting or the 10th calendar day following the calendar day on which the Company first publicly announces the date of the meeting.

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

The audit committee met five times in 2009.

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

Based solely upon a review of the reports furnished to us with respect to fiscal 2009, we believe that all SEC filing requirements applicable to our directors and executive officers and 10% beneficial owners were satisfied during 2009, except that Charles W. Wolcott filed one Form 4 late, reporting one transaction.

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

ITEM 11. EXECUTIVE COMPENSATION

We are externally managed and advised by our Advisor, CM Group, pursuant to an advisory agreement.  Our executive officers undertake certain ministerial tasks on our behalf; however, they are compensated by our Advisor and do not receive compensation from us for services rendered to us.  Our executive officers are also officers of our Advisor and its affiliates, and are compensated by these entities, in part, for their services to us.  Please see “Certain Relationships and Related Transactions, and Director Independence” for a further description of the relationship between us and our Advisor.

We granted 16,000 shares of restricted stock to our directors in 2009, specifically Messrs. Wolcott, Gustafson, George and Beville.  We did not provide our executive officers with any perquisites or other personal benefits.  We do not have an employment agreement or a change in control agreement with our executive officers.

Compensation Committee Interlocks and Insider Participation
During 2009, the compensation committee consisted of Messrs. Beville and George.  Neither of these individuals has at any time served as an officer of the company.  None of our executive officers served as a director or member of the compensation committee of any entity that has one or more executive officers serving as a member of our board of directors or compensation committee.

Compensation of Directors
Directors who are also our executive officers receive no compensation for board service.  The following table discloses compensation information of members serving on our board of directors in 2009.

2009 Board of Directors Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)1,2	Total ($)
Robert B. Beville	35,960	13,160	49,120
James L. George	33,460	13,160	46,620
Thomas L. Gustafson	30,460	13,160	43,620
Charles W. Wolcott	25,460	13,160	38,620
________________________________

(1) The amounts appearing in the Stock Awards column represent the compensation expense recognized during fiscal 2009 for all outstanding awards.  The grant date fair value of the stock awards granted in 2009 to each non-officer director was $13,160.  See Note 6 – Stock Based Compensation of our Consolidated Financial Statements on Form 10-K for an explanation of grant date fair value.
(2)  The number of stock awards held by all directors as of December 31, 2009 was 124,000 shares.

During 2009, our non-officer directors received the following compensation:

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 23, 2010 by (1) each current director, (2) each executive officer, and (3) all current directors and executive officers as a group.  No stockholder known to us owns beneficially more than 5% of our common stock.  The number of shares beneficially owned by each entity, person, director or executive officer is determined under the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose.  Under such rules, beneficial ownership includes any shares as to which the individual has the sole or shared voting power or investment power.  Unless otherwise indicated, each person has sole voting and investment power (or shares such powers with his spouse) with respect to the shares set forth in the following table.

Directors and Executive Officers (1)	Amount and Nature of Beneficial Ownership		Percent of Class (2)
Todd B. Parriott	78,099	(3)	*
Robert B. Beville	26,213		*
G. Steven Dawson	31,132		*
James L. George	29,269	(4)	*
Thomas L. Gustafson	24,375		*
Stacy M. Riffe	4,000		*
Charles W. Wolcott	12,000		*
All directors and executive officers as a group (7 persons)	205,088		1.22%

*	Beneficial ownership of less than 1% of the class is omitted.

(1)	The address of each director and executive officer is that of the company.

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

 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Relationship with CM Capital Services, LLC
Together with our wholly-owned subsidiary, TRS, we entered into a Purchase Agreement, dated as of November 21, 2007 (the “Purchase Agreement”), with CM Group.  The majority of the membership interests in CM Group are owned by Todd Parriott, Steve Dawson and Stacy Riffe, two of our executive officers and three of our directors who also have management positions with CM Group.  Pursuant to the Purchase Agreement, our wholly owned subsidiary, Desert Capital TRS, Inc, (TRS), sold all of the issued and outstanding units of CM Capital to CM Group, for the following consideration:

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

In addition to the consideration received, we received a contingent installment payment from CM Capital on loans we funded. The $8.25 million contingent payment (the “Installment Payment”) was payable  as follows: CM Group will pay or cause CM Capital to pay to TRS, on the last day of each calendar quarter, an amount equal to: (i) 1% of the principal amount of all mortgage loans originated or brokered by CM Capital or any of its affiliates and funded by us during such calendar quarter for the first $200 million of mortgage loans funded during each calendar year; and (ii) 0.5% of the principal amount of all mortgage loans originated or brokered by CM Capital and funded by us during such calendar quarter in excess of $200 million during each calendar year, commencing on December 31, 2007 and continuing on the last day of each calendar quarter thereafter, until TRS had received $8.25 million.  TRS’ right to receive the Installment Payment is secured by all of the outstanding membership units of CM Capital.   For the twelve months ended December 31, 2009, we did not recognize any income.  For the year ended December 31, 2008, we recognized income of $94,000 related to the contingent installment payment.

During 2008, CM Capital was not in compliance with certain financial covenants contained in the loan agreement related to the $15.5 million promissory note payable to TRS.  In August 2008, our Board of Directors formed a special committee of independent directors to review the financial covenants and approve a strategy to resolve the defaulted status of the loan. We granted CM Capital a limited waiver, either to enter into an amendment to the loan agreement to modify such financial covenants upon terms and conditions and in form and substance satisfactory to TRS or demonstrate that CM Capital is in compliance with the loan agreement and will be in compliance with the loan agreement at December 31, 2008.  In October 2008, the Special Committee and CM Capital agreed to modify the loan terms, and in November 2008 we executed documents to evidence the modification.  Under the terms of the modification, principal payments on the note were deferred for two years, and the interest rate was reduced from 9% to 6% per annum effective as of July 1, 2008.  Additionally, the working capital financial covenant was replaced with the requirement to maintain a cash balance of $250,000 at the end of each quarter, and the first measurement period for the fixed charge coverage ratio was moved from December 31, 2007 to December 31, 2008.  Based on the modified terms of the promissory note, the modification resulted in an impairment based on the present value of the expected future cash flows under the modified terms.  Accordingly, and included in the $12.9 million note receivable balance, we have provided an allowance for loan loss of $1.8 million to reflect this impairment.  At December 31, 2009, CM Capital failed to comply with certain financial covenants contained in the loan agreement.  As of December 31, 2009, the covenant violations had not been cured and as a result our board of directors formed a special committee consisting of all of our independent directors to review the financial covenants and negotiate a strategy to resolve the defaulted status of the loan.  As of the date of this filing the board of directors is still determining the best course of action to take regarding the defaults.  We earned interest on this receivable of $896,000, $1.2 million and $168,000 for the years ended December 31, 2009, 2008 and 2007, respectively.  At December 31, 2009, $76,000 was receivable.

We also entered into a loan origination agreement with CM Capital and CM Group, which terminates one month after the last day of the month in which the Installment Payment is paid in full.   Under terms of the original Loan Origination Agreement we had the right to fund all mortgage loans identified by CM Capital or any affiliate of CM Group or CM Capital that becomes engaged in the business of originating or brokering commercial loans.  However, we currently do not have cash available for new investments in loans and on September 1, 2009, the loan origination agreement was modified to remove this right of first refusal.  During the twelve months ended December 31, 2009, we did not fund any loans originated by CM Capital.

During 2008, the composition of our investment portfolio changed dramatically from a performing loan portfolio to a defaulted loan and foreclosed property portfolio. Our Advisor, CM Group, receives a management fee for general management of the day-to-day operations of the REIT. With the changing composition of our assets, the functions being performed by our Advisor, and to a larger degree, CM Capital, our loan originator and servicer, increased and changed significantly. CM Capital’s function as loan servicer has historically been to collect interest payments from the borrowers and to distribute interest payments to the investors.  As compensation for this service, the borrower would pay CM Capital a servicing fee. As the borrowers began defaulting on their loans, CM Capital was no longer able to collect the servicing fees on defaulted loans. At the same time, CM Capital began to perform more complex functions related to the defaulted loans and ultimately the foreclosed property, such as soliciting investor votes on the handling of defaulted loans, handling foreclosure proceedings, processing and paying carrying costs, negotiating with borrowers and builders, structuring joint venture agreements, selling property and designing and executing other workout strategies on behalf of the investors. In December 2008, CM Capital determined that it could no longer advance the carrying costs and workout and resolution costs related to the properties on which it had foreclosed on behalf of the investors, and sent a letter to the investors (owners) of the foreclosed properties giving the investors the option to assume the responsibility for their own asset management functions, or pay CM Capital to provide such services. DCR received such a letter, and in March 2009, agreed to have CM Capital provide asset management services on its behalf. In exchange for such services, we agreed to pay CM Capital servicing fees based on the following: A real estate owned processing fee upon the date of foreclosure in an amount not to exceed 5% of the outstanding loan balance on the date of default, of which 1% is due and payable upon the transfer of title and the remainder is due upon the sale or other disposition of the property plus a yearly servicing fee of either 1% of the original loan balance if the workout strategy is considered simple or 2% of the original loan balance if the workout strategy is considered complex, calculated from the date of foreclosure. For the year ended December 31, 2009, these fees totaled $1.7 million, and were included in management and servicing fees in the consolidated statement of operations.  At December 31, 2009, $494,000 was payable and included in management and servicing fees payable on the consolidated balance sheets.

To facilitate payment of certain carrying costs and servicing and property management fees, during 2009, we incurred debt totaling $4.2 million, less closing costs, funding of the interest reserves and other fees and payments. Each loan constituting a portion of the debt is secured by liens on the property whose costs and expenses are being financed by such loan.  The outstanding balance on this debt at December 31, 2009 was $3.5 million.  CM Capital served as our debt placement agent and servicer, for which we paid placement fees of $224,000 to CM Capital.  In addition, we funded interest reserves related to the notes payable of $844,000, of which $551,000 is being held in a trust account by Preferred Trust Company, an entity partially owned by certain of our officers.  The proceeds, less closing costs, funding of the interest reserves and other fees were prepaid to our servicer, CM Capital, to be used for the payment of costs associated with being a land owner and servicing and property management fees payable to CM Capital.  The balance of the prepaid account at December 31, 2009 was $1.7 million.

Relationship with our Advisor
CM Group became our advisor in November 2007.  Messrs. Parriott and Dawson and Ms. Riffe are the majority owners of CM Group and serve as officers of CM Group.  We entered into an advisory agreement with CM Group (the “Advisory Agreement”) pursuant to which CM Group manages our day-to-day operations and performs services and activities relating to our assets and operations.  The Advisory Agreement provides for first-tier and second-tier management compensation. For the years ended December 31, 2009 and 2008, first-tier management compensation to CM Group was $1.5 million and $2.0 million, respectively.  There was no second tier management compensation for the years ended December 31, 2009 and 2008.

Relationship with our Dealer-Manager
The dealer-manager of our offering of common stock, CM Securities, directs and oversees the sale of our equity securities. CM Securities receives a marketing support fee and sales commissions based on the number of shares of common stock it sells. CM Securities contracts with third party broker-dealers to have a larger sales distribution of equity securities and compensates them out of the sales commissions and marketing support fees it receives from us. Because CM Securities is controlled by our Advisor, it is our affiliate. CM Group acquired ownership of CM Securities on November 21, 2007 and prior to November 21, 2007, CM Securities was owned by our CEO.  Due to the general collapse of the real estate market beginning in late 2007, and the impact of declining real estate values on our mortgage investments, our Board of Directors suspended the sale of Desert Capital REIT shares as of February 22, 2008.  As a result, CM Securities did not earn any sales commissions or marketing support fees for the twelve months ended December 31, 2009.  CM Securities earned gross sales commissions and marketing support fees for the twelve months ended December 31, 2008 of $36,000.

Loan to CM Equity, LLC
CM Equity, LLC (“CM Equity”) was formed in June 2007 for the purpose of investing in, developing, co-developing, operating, owning and financing commercial and residential real estate projects. Some of the executive officers of CM Equity are the same as our executive officers, and our Advisor is also the manager of CM Equity.  In November 2007, we sold a non-performing loan with an outstanding balance of $1.96 million to CM Equity.   No gain or loss was recognized on the sale as we provided 100% financing on the sale.  The loan had a fixed interest rate of 8.25% and was scheduled to mature in November 2009.   The loan became non-performing in the fourth quarter of 2008.  In January 2009, CM Equity deeded the property back to us, and currently the property is being held as a real estate investment in the amount of $564,000 net of impairment charges of $1.4 million.

Guaranty of Warm Jones, LLC Indebtedness
We previously funded $11.9 million of loans that were secured by a property on which we have taken title through deed in lieu of foreclosure  with other lenders on the loan through a limited liability company, Warm Jones, LLC, and converted our $11.9 million investment in the loan into a 37.6% membership interest in Warm Jones, LLC.  The property was subject to the first lien debt and in September 2007, Warm Jones, LLC borrowed $13.7 million to refinance the first lien debt.  We guaranteed this debt.  Under the original terms of the indebtedness, the note was due in October 2008 and was subsequently modified to extend the maturity to February 2010.  The beneficiaries under the guarantee have the right to make demand on us under the guarantee to pay the entire $13.7 million upon default of the note.  In February 2010, Warm Jones, LLC, of which we are 37.6% owner, failed to pay the note upon maturity.  To limit our liability on the guarantee, we have paid $176,000 of interest to the lender to keep the interest payments on the note current. We are currently in negotiations with the lenders in an effort to minimize our potential liability under the guarantee. We have determined that our potential liability related to the guarantee is approximately $3.4 million as of December 31, 2009, which is included in other liabilities in our consolidated balance sheets.  Our increase of potential liability was due to the decrease in value of the property, resulting in a potential shortfall should we have to perform under this guarantee.

Relationship with our Joint Venture Partner
As discussed in Item 1, during the year ended December 31, 2008, we entered into three joint venture arrangements with a third party homebuilder for the construction of single family homes in Las Vegas, Nevada and contributed property to the joint ventures, which we previously acquired through foreclosure.  We have between a 13% and 50% non-controlling ownership interest in each joint venture.  Our joint venture partner manages the operations of the joint ventures.  We have no responsibility to provide additional funding to the joint ventures.  Additional funding for the construction of homes will be provided by our joint venture partner or incurred by the joint venture.  Our share of losses is limited to the value of the lots we contributed to each joint venture.  During September 2009, one of our directors, Robert Beville, became an executive officer of the homebuilder that is a party to each of the joint venture arrangements.  During 2009, ten homes were sold by the joint ventures.  We received cash proceeds from the joint ventures in the aggregate amount of $490,000 from these sales.  In addition, our joint venture partner received management fees in the aggregate amount of $414,000 and reimbursements for construction costs in the aggregate amount of $120,000 from the joint ventures.

Leases to Related Parties
We lease office space to CM Group and its affiliates under operating leases that are cancelable by either party on thirty days written notice.  Total rents received from related parties for the twelve months ended December 31, 2009 was $535,000.

Approval of Related Party Transactions
The board has not developed written procedures relating to its review and approval of related party transactions, nor has it identified standards to be applied by it in connection with its review and approval.  We have implemented procedures to require that all related party agreements be approved by the board of directors, including a majority of the disinterested directors, prior to execution.  The board as a whole, including all of the disinterested directors, approved the Advisory Agreement with CM Group, the Dealer-Manager Agreement and the related party leases.   In addition, the board, including all of the disinterested directors, approved the Asset Management Agreement with CM Capital and the renewal of the Advisory Agreement with CM Group.

As noted above, the special committee of our independent directors approved the transactions contemplated by the Purchase Agreement including, without limitation, the Loan Agreement, the Note and the Pledge Agreement.  The special committee also approved the amendment to the Loan Agreement and the modification of the Note that we entered into in November 2008.

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

In determining that Mr. Beville is independent, the board of directors considered that in September 2009, Mr. Beville became an executive officer of the third party homebuilder that is a party to our joint venture arrangements as discussed above.  Our board also considered that such third party homebuilder is a borrower with respect to loans arranged by CM Capital and funded by third party investors in the aggregate amount of $12.2 million and funded by an affiliate of ours, CM Notes, LLC, in the amount of $2.1 million.  During 2009, the homebuilder paid CM Capital loan origination fees in the amount of $364,078 and loan servicing fees in the amount of $48,135. The board also considered that a trust controlled by Mr. Beville invested in two loans to third-party borrowers arranged by CM Capital in the aggregate principal amount of $150,000.  During 2009, the trust earned interest on the loans in the amount of $4,875.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees billed to us for the fiscal years ended December 31, 2009 and 2008 are set forth below.

	2009	2008
Audit Fees (a)
Hancock Askew & Co. LLP	$256,438	$203,007
Audit-Related Fees (b)
Eide Bailly LLP	2,500	4,790
Tax Fees (c)
Hancock Askew & Co. LLP	5,300	16,650
Total	$264,238	$224,447

(a)
Fees for audit services billed in 2009 and 2008 consisted of audit of the Company's annual financial statements, reviews of the Company's quarterly financial statements, consents and other services related to SEC matters.

(b)	Fees for audit-related services billed in 2009 and 2008 consisted of services that are reasonably related to the performance of the audit or the review of our financial statements.
(c)	Fees for tax-related services billed in 2009 and 2008 consisted of services that are reasonably related to the preparation of the tax returns of our taxable subsidiaries.

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

The audit committee has considered whether the provision of these services is compatible with maintaining the independent accountants’ independence and has determined that such services have not adversely affected the independence of Hancock Askew & Co. LLP.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. The following financial statements and schedules are filed as part of this report:

Report of the Independent Registered Public Accounting Firm	Page 30
Consolidated Balance Sheets - December 31, 2009 and 2008	Page 31
Consolidated Statements of Operations - Years ended December 31, 2009, 2008 and 2007	Page 32
Consolidated Statements of Changes in Stockholders’ Equity - Years ended December 31, 2009, 2008 and 2007	Page 33
Statements of Cash Flows - Year ended December 31, 2009, 2008 and 2007	Page 34
Notes to Financial Statements	Page 36

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

4.1	Form of Common Stock certificate (included as Exhibit 4.1 to Amendment No. 2 to the Registration Statement and incorporated herein by reference).

4.2*	Amended and Restated Limited Right of Redemption Upon Death of a Stockholder by the Estate of the Stockholder Plan adopted November 13, 2009.

10.1	Form of Indemnity Agreement (included as Exhibit 10.3 to Amendment No. 6 to the Registration Statement and incorporated herein by reference).

10.2+	2004 Stock Incentive Plan (included as Exhibit 10.8 to Form 10-K/A filed on November 1, 2006 and incorporated herein by reference).

10.3
Junior Subordinated Indenture, dated June 16, 2006, by and between Desert Capital REIT, Inc. and JP Morgan Chase Bank, N.A. (included as Exhibit 10.1 to Form 10-Q filed on August 14, 2006 and incorporated herein by reference).

10.4
Amended and Restated Trust Agreement, dated June 16, 2006, by and among Desert Capital REIT, Inc. and JP Morgan Chase Bank, N.A., Chase Bank USA, N.A. and the Administrative Trustees Named Herein (included as Exhibit 10.2 to Form 10-Q filed on August 14, 2006 and incorporated herein by reference).

10.5
Purchase Agreement, dated as of November 21, 2007, among Desert Capital REIT, Inc., Desert Capital TRS, Inc., and Sandstone Equity Investors, LLC
(included as Exhibit 2.1 to Form 8-K filed on November 28, 2007 and incorporated herein by reference).

10.6
Loan Agreement, dated as of November 21, 2007, between CM Capital Services, LLC and Desert Capital TRS, Inc. (included as Exhibit 10.12 to the Registrant’s Form 10-K filed on March 31, 2008 and included herein by reference).

10.7
Promissory Note, dated as of November 21, 2007, issued by Consolidated Mortgage, LLC to Desert Capital TRS, Inc.  (included as Exhibit 10.13 to the Registrant’s Form 10-K filed on March 31, 2008 and included herein by reference).

10.8
Loan Origination Agreement, dated as of November 21, 2007, among Desert Capital REIT, Inc., Consolidated Mortgage, LLC and Sandstone Equity Investors, LLC
(included as Exhibit 10.14 to the Registrant’s Form 10-K filed on March 31, 2008 and included herein by reference).

10.9
Advisory Agreement, dated as of November 21, 2007, between Desert Capital REIT, Inc. and Sandstone Equity Investors, LLC
(included as Exhibit 10.15 to the Registrant’s Form 10-K filed on March 31, 2008 and included herein by reference).

10.10
Unit Pledge Agreement, dated as of November 21, 2007, between Desert Capital TRS, Inc. and Sandstone Equity Investors, LLC
(included as Exhibit 10.16 to the Registrant’s Form 10-K filed on March 31, 2008 and included herein by reference).

10.11
Agreement Regarding Incentive Payment, dated as of November 21, 2007, between Desert Capital REIT, Inc. and Burton Management Company, Ltd.
(included as Exhibit 10.17 to the Registrant’s Form 10-K filed on March 31, 2008 and included herein by reference).

10.12
Second Supplemental Indenture, dated as of June 6, 2008, between Desert Capital REIT, Inc., and the Bank of New York Trust Company National Association (as successor to JPMorgan Chase Bank, National Association), as Trustee (included as Exhibit 10.1 to the Registrant’s Form 8-K filed on June 12, 2008 and incorporated herein by reference).

10.13
First Amendment to Loan Agreement, dated November 11, 2008, between Desert Capital TRS, Inc. and Consolidated Mortgage, LLC. (included as Exhibit 10.19 to the Registrant’s Form 10-K filed on March 31, 2009 and included herein by reference).

10.14
Modification of Note, dated November 11, 2008, between Desert Capital TRS, Inc. and Consolidated Mortgage, LLC.  . (included as Exhibit 10.20 to the Registrant’s Form 10-K filed on March 31, 2009 and included herein by reference).

10.15
Guaranty, dated September 17, 2007, executed by Desert Capital REIT, Inc. for the benefit of the beneficiaries named therein.  (included as Exhibit 10.21 to the Registrant’s Form 10-K filed on March 31, 2009 and included herein by reference).

10.16*	Lease Agreement, dated effective as of November 16, 2009 between 3MO, LLC and Vegas Valley Food & Beverage, LLC.

10.17*	Asset Management Agreement dated February 19, 2010 between Desert Capital REIT, Inc. and CM Capital Services, LLC.

21.1*	List of Subsidiaries

31.1*	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith	**Furnished herewith	+Compensation Plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Henderson, State of Nevada, on this 23th day of March, 2010.

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

SIGNATURES	TITLE	DATE
/s/Todd B. Parriott Todd B. Parriott	Chief Executive Officer, President, Chief Investment Officer and Chairman of the Board (Principal Executive Officer)	March 23, 2010
/s/Stacy M. Riffe Stacy M. Riffe	Chief Financial Officer (Principal Financial and Accounting Officer)	March 23, 2010
/s/G. Steven Dawson G. Steven Dawson	Director	March 23, 2010
/s/Robert Beville Robert Beville	Director	March 23, 2010
/s/James L. George James L. George	Director	March 23, 2010
/s/Tom Gustafson Tom Gustafson	Director	March 23, 2010
/s/Charles W. Wolcott Charles W. Wolcott	Director	March 23, 2010