Form 10-Q
period 2010-05-12
DESERT CAPITAL REIT INC
filed 2010-05-12
CIK 1274055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
 (Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

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
Yes [X] No [ ]

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

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of May 12, 2010 was 16,849,954.

Part I. Financial Information
DESERT CAPITAL REIT, INC.
Consolidated Balance Sheets
(in thousands, except share amounts)

	March 31,	December 31,
	2010	2009
	(unaudited)
ASSETS
Mortgage investments - net of allowance for loan losses of $4,689 at
March 31, 2010 and $6,669 at December 31, 2009	$9,696	$10,664
Real estate owned	8,477	7,992
Investments in real estate	28,138	29,638
Notes receivable from related party - net of allowance for loan losses of $1,714 at
March 31, 2010 and $1,785 at December 31, 2009	13,011	12,940
Buildings and equipment - net	11,921	12,055
Land	4,626	4,626
Cash and cash equivalents	84	553
Interest receivable - includes related party interest of $221 at
March 31, 2010 and $76 at December 31, 2009	246	102
Deferred costs	1,310	1,369
Other investments	928	928
Prepaid default costs	1,514	1,706
Accounts receivable, net	83	171
Other assets	208	223

Total assets	$80,242	$82,967

LIABILITIES AND STOCKHOLDERS' EQUITY
Notes payable	$8,242	$7,132
Mortgages payable	7,720	7,599
Junior subordinated notes payable	30,928	30,928
Management and servicing fees payable, related party	714	733
Accounts payable and accrued expenses	2,620	2,926
Contingent liability on guarantee	3,431	3,431
Shares subject to redemption	2,150	2,132

Total liabilities	55,805	54,881

Commitments and Contingencies - Note 13

Preferred stock, $0.01 par value: 15,000,000 shares authorized, none outstanding	-	-
Common stock, $0.01 par value: 100,000,000 shares authorized; 16,849,954 shares
issued and outstanding on March 31, 2010 and December 31, 2009	169	169
Additional paid-in capital	163,607	163,625
Accumulated deficit	(141,859)	(139,020)

Equity availiable to common stockholders	21,917	24,774

Noncontrolling interests	2,520	3,312
Total stockholder's equity	24,437	28,086

Total liabilities and stockholders' equity	$80,242	$82,967

The accompanying notes are an integral part of these consolidated financial statements.

DESERT CAPITAL REIT, INC.
Consolidated Statements of Operations
(in thousands, except share amounts)
(unaudited)

	Three Months Ended March 31,
	2010	2009
INTEREST INCOME
Mortgage investments	$77	$220
Other interest	222	227
Total interest income	299	447

Interest expense	915	619

Net interest loss	(616)	(172)
Provision (recoveries) for loan losses	(535)	1,014
Net interest loss after provision for loan losses	(81)	(1,186)

NON-INTEREST INCOME
Loss on sale of real estate owned	-	(3)
Rental income	316	189
Other	-	74
Total non-interest income	316	260

NON-INTEREST EXPENSE
Impairments of real estate	952	1,087
Equity in loss of unconsolidated real estate investments	845	-
Management and servicing fees	501	1,041
Professional fees	740	258
Insurance	179	160
Depreciation	171	122
Property taxes	184	108
Other	166	550
Total non-interest expense	3,738	3,326

Loss before taxes	(3,503)	(4,252)

Income tax expense (benefit)	128	(8)
Consolidated net loss	(3,631)	(4,244)

Less: Net loss attributable to noncontrolling interest	791	13

Net loss attributable to common stockholders	$(2,840)	$(4,231)

Net loss per share - basic and diluted	$(0.17)	$(0.25)

Weighted average outstanding shares - basic and diluted	16,849,954	16,835,867

The accompanying notes are an integral part of these consolidated financial statements.

DESERT CAPITAL REIT, INC.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)
	Three Months Ended
	March 31,
	2010	2009
OPERATING ACTIVITIES
Net loss	$(3,631)	$(4,244)
Adjustments to reconcile net loss to net cash used by
operating activities:
Loss on sales of real estate	-	3
Depreciation and amortization	281	122
Provision for loan loss	(535)	1,014
Impairment of real estate	952	1,087
Equity in loss of unconsolidated real estate investments	845	-
Net change in:
Interest receivable	(144)	312
Other assets	295	49
Accrued and Other Liabilities	(325)	861

Net cash used by operating activities	(2,262)	(796)

INVESTING ACTIVITIES
Proceeds from sales of real estate mortgages	-	151
Proceeds received on equity investments in real estate	133	61
Proceeds from sale of real estate owned and investments in real estate	517	32
Acquisition of building and equipment	(37)	(32)

Net cash provided by investing activities	613	212

FINANCING ACTIVITIES
Proceeds from notes payable	1,110	1,446
Repayments of notes payable	-	(250)
Net change in restricted cash	-	(604)
Principal increases on mortage loans	208	-
Principal repayments on mortgage loans	(87)	(92)
Deferred financing costs	(51)	(81)

Net cash provided by financing activities	1,180	419

Net decrease in cash and cash equivalents	(469)	(165)
Cash and cash equivalents at beginning of period	553	351
Cash and cash equivalents at end of period	$84	$186

Supplemental disclosure of cash flow information:

Cash paid for interest	$2,989	$779
Cash paid for taxes	-	45
Foreclosed assets acquired in exchange for loans, net of impairments	1,432	9,390
Charge off of foreclosure costs	-	195
Real estate assets owned contributed to investments in real estate	-	417
Equity investments sold in exchange for a receivable	-	104
Noncontrolling interests agreed upon consideration	-	828
Transfer from line of credit to other notes payable	-	1,360

The accompanying notes are an integral part of these consolidated financial statements.

DESERT CAPITAL REIT, INC.
Condensed Notes to Unaudited Consolidated Financial Statements
March 31, 2010

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

With the increased level of non-performing loans combined with our lack of capital and liquidity, we have curtailed our investing activities and have focused our efforts on capital and asset preservation.  We did not originally intend to own real estate; however, market conditions since 2007 have created a situation where, in many cases, foreclosure was the most attractive option available to us. As we have foreclosed on substantially all our mortgage loans, we have adjusted our portfolio strategy to include land ownership and investments in real estate ventures.  We use two primary strategies for generating cash flows and resolving our non-performing loans and real estate owned which include sale of foreclosed properties and contribution of foreclosed properties to joint ventures.

All of our loan origination and loan servicing activities were provided by CM Capital, LLC (“CM Capital”) which was our wholly-owned subsidiary from October 2005 through November 2007, at which time it was sold to CM Group, LLC (“CM Group”) our advisor and a related party.  To the extent we have funds available to invest in new loans, CM Capital will continue to originate and service loans for us.  CM Capital is also the asset manager with respect to our direct and indirect real property interests.

We are externally managed by CM Group.  CM Group’s majority owner is Todd Parriott, our CEO, and certain other of our officers have ownership interests in CM Group.  See Note 11 – Commitments and Related Parties.  We manage our business as a single business segment.

We qualified as a REIT under the Internal Revenue Code commencing with our taxable year ended December 31, 2004 and expect to continue to qualify for the current fiscal year.  To maintain our tax status as a REIT, we plan to continue to distribute at least 90% of our taxable income, if any, to stockholders and comply with other requirements as applicable.

References herein to “we,” “us,” “our” or “Company” refer to Desert Capital REIT, Inc. and its subsidiaries unless the context specifically requires otherwise.

Basis of Presentation
The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and rules of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the financial statements and the related management's discussion and analysis of financial condition and results of operations filed on Form 10-K for the fiscal year ended December 31, 2009.  In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  The results of operations for the three months ended March 31, 2010 are not necessarily indicative of results that may be expected for the entire year ending December 31, 2010.  The consolidated balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation
The accompanying consolidated financial statements include our accounts and the accounts of our wholly-owned and majority owned subsidiaries and controlled entities.  Investments in which we own greater than 50% and control are fully consolidated.   All significant intercompany balances and transactions have been eliminated in consolidation.

Our interest in Desert Capital TRS Statutory Trust I, a trust formed for the purpose of issuing trust preferred securities, is accounted for using the equity method and the assets and liabilities are not consolidated into our financial statements due to our determination that Desert Capital TRS Statutory Trust I is a variable interest entity in which we are not the primary beneficiary.  In addition we use the equity method to account for other investments in real estate developments and ventures for which we have 50% or less ownership and the ability to exercise significant influence over operating and financial policies, but do not control.

Reclassifications
Certain reclassifications have been made in the presentation of the three months ended March 31, 2009 consolidated financial statements, specifically within the consolidated statements of operations within the caption “Property taxes.” The reclassification was made to reflect such items consistent with our 2010 presentation and had no impact on our cash flow from investing activities, net income, stockholder’s equity, or balance sheets as previously reported.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may ultimately differ from those estimates.  Estimates related to real estate valuation are particularly sensitive because of the disruptions in the real estate and credit markets.

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

ASC 810, Consolidation, provides guidance on the identification of entities for which control is achieved through means other than voting rights (“variable interest entities” or “VIEs”) and the determination of which business enterprise, if any, should consolidate the VIE (the “primary beneficiary”).  Upon contribution to a venture or establishment of an LLC at foreclosure, we evaluate our investments in partially owned entities and consider whether the entity is a VIE by considering whether (1) the equity investors (if any) lack one or more of the essential characteristics of a controlling financial interest, (2) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support or (3) the equity investors have voting rights that are not proportionate to their economic interests and the activities of the entity involve or are conducted on behalf of an investor with a disproportionately small voting interest.

If we determine that the entity is a VIE, we evaluate whether we are the primary beneficiary of the VIE.   We evaluate (1) who has the power to direct matters that most significantly impact the activities of the VIE and (2) who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE.   We continually assess whether events have occurred that would require us to reevaluate consolidation criteria including changes in the operating agreements, debt structure guarantees, or commitments or changes in the ownership percentages in the LLCs in which we are a member.

We account for our investments in unconsolidated real estate ventures under the equity method of accounting when we have concluded that either the entity is not a VIE or that we are not the primary beneficiary of the VIE and we exercise significant influence, but do not control these entities.  These investments are recorded initially at lower of cost or fair value, as investments in real estate entities, and subsequently adjusted for equity in earnings and cash contributions and distributions.

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

Recent Accounting Developments
ASC topic 105 incorporates the July 2009, FASB issuance of SFAS No. 168, Codification and the Hierarchy of Generally Accepted Accounting Principles, which establishes the FASB Accounting Standards Codification (the “Codification” or “ASC”) and supersedes all existing accounting standards as the single source of authoritative non-governmental U.S. GAAP.  All other accounting literature not included in the Codification is considered non-authoritative, except for additional authoritative rules and interpretive releases of the SEC and applicable only to SEC registrants.  The Codification is organized by topic, subtopic, section, and paragraph, each of which is identified by a numerical designation.  This statement was applied in the third quarter 2009 and did not have a material impact on our financial statements.

In December 2007, the FASB issued Codification No. 810, Non-controlling Interests in Consolidated Financial Statements ("ASC 810"), which requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements.  We adopted ASC 810 on June 30, 2009 and it did not have an impact on our financial position and results of operations.

In November 2008, the FASB issued Codification No. 323, Equity Method Investment Accounting Considerations ("ASC 323"). ASC 323 clarifies accounting for certain transactions and impairment considerations involving the equity method, including initial measurement, decrease in investment value and change in level of ownership or degree of influence. ASC 323 was effective on a prospective basis for fiscal years beginning on or after December 15, 2008. We adopted ASC 323 on June 30, 2009, and the adoption of this standard did not have an impact on our financial statements.

In August 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-04, Accounting for Redeemable Equity Instruments. This statement provides an update to Section   480-10-S99, Distinguishing Liabilities from Equity, per Emerging Issues Task Force Topic D-98, Classification and Measurement of Redeemable Securities. The adoption of ASU 2009-04 did not have a material impact on our condensed consolidated financial statements.

In August 2009, the FASB issued ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value.  This update provides clarification for the fair value measurement of liabilities in circumstances in which a quoted price in an active market for an identical liability is not available. ASU also clarifies that when estimating a fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability.   The ASU was effective October 1, 2009 and did not have a material effect on our financial position or results of operations.

In September 2009, the FASB issued ASU No. 2009-12, Investments in Certain Entities That Calculate Net Asset Value per Share (or its Equivalent). This ASU provides amendments for the fair value measurement of investments to create a practical expedient to measure the fair value of an investment in certain entities on the basis of the net asset value per share of the investment (or its equivalent) determined as of the reporting entity’s measurement date. Therefore, certain attributes of the investment (such as restrictions on redemption) and transaction prices from principal-to-principal or brokered transactions will not be considered in measuring the fair value of the investment if the practical expedient is used. The amendment in this ASU also requires disclosures by major category of investment about the attributes of those investments, such as the nature of any restrictions on the investor’s ability to redeem its investments at measurement date, any unfunded commitments, and the investment strategies of the investees. The ASU was effective January 1, 2010 and did not have an impact on our financial position or results of operations.

In December 2009, the FASB issued ASU 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. We adopted the amended guidance issued by the FASB effective January 1, 2010 related to the accounting and disclosure requirements for the consolidation of entities when control of such entities can be achieved through means other than voting rights.  This guidance requires an enterprise to perform a qualitative analysis when determining whether or not it must consolidate a VIE based primarily on whether the entity (1) has the power to direct matters that most significantly impact the activities of the VIE and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE.  The guidance also requires an enterprise to continuously reassess whether it must consolidate a VIE.  Additionally, the standard requires enhanced disclosures about an enterprise’s involvement with VIEs and any significant change in risk exposure due to that involvement, as well as how its involvement with VIEs impacts the enterprise’s financial statements.  As discussed further in Note 5, the adoption of this guidance did not affect our financial position, results of operations or cash flows, but did have an effect on our disclosures.

In January 2010, the FASB issued ASU No. 2010-01, Equity (Topic 505), to provide clarification for the accounting for distributions to shareholders with components of stock and cash.   The ASU was effective January 1, 2010 and it did not have a material effect on our financial position or results of operations.

In January 2010, the FASB issued ASU No. 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification, which clarifies the decrease in ownership provisions of ASC Topic 810-10, Consolidation-Overall, and guidance applicability. In addition, this update expands the required disclosures upon deconsolidation of a subsidiary. The ASU was effective January 1, 2010 and it did not have a material effect on our financial position or results of operations.

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This update requires additional new disclosures about transfers in and out of Levels 1 and 2 and separate disclosures about activity relating to Level 3 measurements. It also clarifies the level of disaggregation to require disclosures by “class” rather than by “major category of assets and liabilities” and clarifies that a description of inputs and valuation techniques used to measure fair value is required for both recurring and nonrecurring fair value measurements classified as Level 2 or 3. Depending upon the provision, this update is effective for interim and annual periods beginning after December 15, 2009 or for interim and annual periods beginning after December 15, 2010.  The ASU was effective January 1, 2010 and it did not have a material effect on our financial position or results of operations.

In February 2010, the FASB issued ASU No. 2010-09, Subsequent Events (Topic 855).  This ASU provides amendments to certain recognition and disclosure requirements.  The ASU was effective January 1, 2010, and it did not have a material effect on our financial position or results of operations.

Note 3 - Mortgage Investments
Mortgage investments represent first and second lien positions on acquisition and development, construction and commercial property loans. As of March 31, 2010 all of our loans had fixed interest rates and provided for payment of interest only with a “balloon” payment of principal payable in full at the end of the loan term.

The following table represents our mortgage investments (dollars in thousands):

	March 31, 2010
Loan Type	Number of Loans	Balance	Allowance for Loan Losses	Net Balance	Weighted Average Interest Rate (1)	Portfolio Percentage
Acquisition and development loans	4	$14,385	$(4,689)	$9,696	13.4%	100.0%
Total mortgage investments	4	$14,385	$(4,689)	$9,696	13.4%	100.0%

	December 31, 2009
Loan Type	Number of Loans	Balance	Allowance for Loan Losses	Net Balance	Weighted Average Interest Rate (1)	Portfolio Percentage
Acquisition and development loans	6	$17,326	$(6,669)	$10,657	12.5%	100.0%
Commercial property loans	1	7	-	7	0.0%	0.0%
Total mortgage investments	7	$17,333	$(6,669)	$10,664	12.5%	100.0%

	(1) Represents the stated rate of the loan.

The following table presents our mortgage investments by geographic location (dollars in thousands):

	March 31, 2010				December 31, 2009
Location	Balance	Allowance for loan losses	Net Balance	Portfolio Percentage	Balance	Allowance for loan losses	Net Balance	Portfolio Percentage
Nevada	$3,790	$(3,428)	$362	26.3%	$3,797	$(3,790)	$7	21.9%
Arizona	6,140	(1,013)	5,127	42.7%	6,140	(1,115)	5,025	35.4%
Missouri	4,455	(248)	4,207	31.0%	7,396	(1,764)	5,632	42.7%
Total	$14,385	$(4,689)	$9,696	100.0%	$17,333	$(6,669)	$10,664	100.0%

The following table presents details on non-performing and impaired loans and related allowance for loan losses as of March 31, 2010 and December 31, 2009 (dollars in thousands):

	March 31, 2010		December 31, 2009

	Number of Loans	Balance	Number of Loans	Balance
Non-performing loans with a specific valuation allowance	2	$8,245	4	$11,186
Non-performing loans without a specific valuation allowance	-	-	1	7
Related allowance for loan losses on non-performing loans	-	(3,676)	-	(5,554)
Total non-performing loans	2	$4,569	5	$5,639

Performing loans with a related allowance	2	6,140	2	6,140
Related allowance for loan losses on performing loans	-	(1,013)	-	(1,115)
Total performing loans	2	$5,127	2	$5,025

Total	4	$9,696	7	$10,664

Interest income recognized on impaired loans for the three months ended March 31, 2010 and 2009 was $77,000 and $4,000, respectively.

During the three months ended March 31, 2010, we foreclosed on properties with a fair value of $1.4 million which were comprised of loans with aggregate original balances of $2.9 million. We transferred $1.4 million to real estate owned and $7,000 to investments in real estate.

Loan terms modified due to the financial difficulties of a borrower are reported as a troubled debt restructure (TDR).  At March 31, 2010, we had restructured loans in our portfolio of $6.1 million and have provided an allowance for loan losses of $1.0 million to reflect this impairment.

The following is a roll forward of the allowance for loan losses for the three months ended March 31, 2010 and 2009 and year ended December 31, 2009 (dollars in thousands):

	Three Months Ended		Year Ended
	March 31,		December 31,
	2010	2009	2009
Balance, beginning	$6,669	$20,805	$20,805
Provision (Recoveries) for loan loss	(464)	1,206	11,463
Amounts charged off	-	-	(25,599)
Transfers to real estate owned	(1,516)	(6,859)	-
Balance, ending	$4,689	$15,152	$6,669

Note 4 – Real Estate Owned
During the first three months ended March 31, 2010, properties with aggregate original balances of $2.9 million were foreclosed and classified as real estate owned.  These properties had a fair value of $1.4 million at the time of foreclosure. In addition, we disposed of $517,000 of real estate owned for cash proceeds of $517,000, resulting in no gain or loss on the sale.  During the three months ended March 31, 2009, we disposed of approximately $35,000 of real estate owned for cash proceeds of $32,000, resulting in a $3,000 loss on the sale.

The following is a summary of the changes in real estate owned during the three months ended March 31, 2010 (dollars in thousands):

Balance December 31, 2009	$7,992
Foreclosures	1,425
Impairments	(423)
Sales of real estate owned	(517)
Balance March 31, 2010	$8,477

The following is a summary of the carrying value of our real estate owned as of March 31, 2010 and December 31, 2009 (dollars in thousands):

		March 31,	December 31,
Description	Location	2010	2009
Undeveloped land	NV, AZ, CA,TX	$3,640	$4,580
Single family residential lots	NV, AZ, TX	3,601	2,176
Office building	NV, TX	1,236	1,236
Total		$8,477	$7,992

Note 5 – Investments in Real Estate
Cost Method Investments
As of March 31, 2010 and December 31, 2009 we had $3.0 million in real estate investments that we accounted for under the cost method after determining that the investments were not variable interest entities or that we were not the primary beneficiary of the variable interest entities, the activities occurring within the LLCs constituted those of an operating entity and our ownership percentage in those properties was less than 20% and we did not exercise significant influence.   During the three months ended March 31, 2010, we foreclosed on properties with a carrying value of $7,000 and classified them as cost method investments.  We have evaluated the carrying value of our cost method investments for impairment and have concluded that our share of certain losses within the LLCs is other than temporary resulting in impairments of $24,000.

Equity Method Investments
We held $3.1 million and $3.2 million in other real estate investments that we accounted for under the equity method of accounting at March 31, 2010 and December 31, 2009, respectively, after determining that the investments were not variable interest entities or that we were not the primary beneficiary of the variable interest entities, the activities occurring within the LLCs constituted those of an operating entity and our ownership percentages in those properties were greater than 20% but less than 50%, and we were able to exercise significant influence.    We recognized a loss on our equity in these real estate investments of $42,000 during the three months ended March 31, 2010, a direct result of impairments on the underlying assets due to our share of certain losses within the LLCs.  We also sold property with a carrying value of $53,000 for cash proceeds of $53,000 resulting in no gain or loss on sale during the three months ended March 31, 2010.

Equity Method Joint Ventures
We are engaged in three joint venture agreements with a third-party homebuilder for the construction of single family homes in Las Vegas, Nevada and contributed property to the joint ventures, which we had previously acquired through foreclosure and classified as real estate owned.  These ventures are accounted for under the equity method of accounting.  Our venture partner manages the operations of the joint ventures.  All major decisions require the approval of both joint venture partners, and voting rights and the sharing of profits and losses are in proportion to the ownership percentages of each joint venture partner.  We recorded our initial investment in the three ventures in an aggregate amount of $6.7 million, the carrying value of the lots which approximated fair value at the time of the formation of the joint venture.  We have no responsibility to provide additional funding to the ventures.  Additional funding for the construction of homes and sales of such will be provided by our venture partner or incurred by the joint venture.  Our shares of losses are limited to the value of the lots contributed.  During the three months ended March 31, 2010, two homes were constructed and sold to homeowners.  We received consideration of $80,000 from these sales. Subsequent to March 31, 2010, we terminated one of our joint venture agreements and sold the underlying lots to our joint venture partner for cash proceeds to us of $587,000.  We recognized net impairments at March 31, 2010 of $173,000, a direct result of property taxes and other selling costs owed upon sale of the properties.  In addition, we recognized impairments of $630,000 on our other joint ventures, a direct result of a decrease in the fair value of the lots held in the ventures.  The carrying value of the joint ventures, net of impairments, at March 31, 2010 and December 31, 2009 was $2.1 million and $3.0 million, respectively.

 Fully Consolidated Investments
At March 31, 2010 and December 31, 2009, we held $19.9 million and $20.4 million, respectively, in fully consolidated real estate investments, after determining that activities occurring within the LLCs in which we are a member constituted those of an operating entity and we owned a greater than 50% interest in the LLC.  During the three months ended March 31, 2010, we recognized impairments on fully consolidated real estate investments of $505,000.

We have consolidated the equity and net operating income and expenses of eight entities in which we have less than 100% ownership.   The noncontrolling interests were between 7.0% and 36%, and as of March 31, 2010, these interests had a carrying value of $2.5 million.

The following provides a summary of the changes in investments in real estate during the three months ended March 31, 2010 (dollars in thousands):

	Fully		Other Equity
	Consolidated	Equity Method	Method	Cost Method
	Investments	Joint Ventures	Investments	Investments	Total
Balance December 31, 2009	$20,417	$2,997	$3,186	$3,038	$29,638
Assets reclassified from mortgage investments	-	-	-	7	7
Sales of real estate investments	-	-	(53)	-	(53)
Sales of joint venture property	-	(80)	-	-	(80)
Impairments on real estate investments	(505)	-	-	(24)	(529)
Equity in loss on real estate investments	-	(803)	(42)	-	(845)
Balance March 31, 2010	$19,912	$2,114	$3,091	$3,021	$28,138

The following is a summary of our investments in real estate at March 31, 2010 and December 31, 2009 (dollars in thousands):

Description	Location	March 31, 2010	December 31, 2009
Undeveloped land	NV, AZ, TX, CA	$22,071	$22,132
Single family residential lots	NV, AZ	2,328	3,263
Office building	NV	1,074	1,074
Other	NV, OR, AZ	2,665	3,169
Total		$28,138	$29,638

At March 31, 2009, our investments in real estate were held in 35 limited liability companies, and our ownership percentage ranged from negligible to 100%.

Investments in Variable Interest Entities
As discussed further in Note 13, we hold a 37.6% equity investment in Warm Jones, LLC (Warm Jones) and have guaranteed a $13.7 million first lien mortgage loan that was borrowed by Warm Jones.  In addition, Warm Jones borrowed an additional $2.6 million, the proceeds of which were used to pay 12 months of interest on the first and second lien loans, and carrying costs associated with the property.  Both loans have since matured and both loans are in default.   As of March 31, 2010 and December 31, 2009, our investment in Warm Jones was valued at zero, a result of the decline in the value of the property.  In addition, we have recorded our estimate of the liability on the guarantee at $3.4 million at March 31, 2010 and December 31, 2009.

We determined that Warm Jones was a VIE under applicable accounting standards.  As discussed in Note 2, we adopted amended guidance issued by the FASB effective January 1, 2010 related to the accounting and disclosure requirements for the consolidation of VIEs.  Upon adoption of this standard on January 1, 2010, we re-evaluated Warm Jones and determined that we are not the primary beneficiary and therefore should continue to account for our investment using the equity method of accounting.  Although we have, as a result of the guarantee, the requirement to absorb losses that could be significant to the VIE, we do not have the power to direct the matters that most significantly impact the activities of the LLC, including the management and operations of the property underlying the LLC and disposal rights with respect to the property. Such rights and power are held by the first lien holder.

In addition, in connection with the adoption on January 1, 2010 of the new guidance, we re-evaluated our existing unconsolidated cost and equity method investments, including our joint ventures and determined that they were not VIEs.  As a result, we continue to account for our investments using the equity method or cost method of accounting primarily because, although we share the right to receive benefits and absorb losses that could be significant to the VIE, we do not have the power to direct the matters that most significantly impact the activities of the investment or joint venture, including the management and operations of the properties and disposal rights with respect to such properties.

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

There was no restricted stock expense for the three months ended March 31, 2010 and 2009.

Note 7 - Buildings and Equipment
Buildings and equipment are as follows (dollar in thousands):

	March 31, 2010	December 31, 2009
Buildings	$12,280	$12,280
Leasehold improvements	961	957
Equipment	100	100
Furniture and fixtures	462	429
	13,803	13,766

Less accumulated depreciation	(1,882)	(1,711)
Buildings and equipment, net	$11,921	$12,055

As discussed further in Note 14, we entered into an agreement with a third party to lease the facilities of a property we foreclosed on during 2009.  The carrying value of the building is $5.3 million and is being depreciated over thirty years, our best estimate of the useful life of the building.

Note 8 – Loss per Share
Basic loss per share includes no dilution and is calculated by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding during each period. Diluted loss per share reflects the potential dilution of securities that could share in the earnings or losses of the entity.  Due to the net loss in all periods presented, the calculation of diluted per share amounts would create an anti-dilutive result and therefore is not presented. As of March 31, 2010 and 2009, there were no unvested shares outstanding under our stock incentive plan.

The following table shows loss attributable to common stockholders (dollars and shares in thousands):

	For the Three Months Ended
	March 31,	March 31,
	2010	2009
Net loss attributable to common stockholders	$(2,840)	$(4,231)
Weighted average number of common shares outstanding - basic and diluted	16,850	16,836

Basic and diluted loss per common share	$(0.17)	$(0.25)

Note 9 – Dividends and Redemption Requests
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

Upon the death of a stockholder, at the option of the stockholder’s estate, the estate has a limited right of redemption with respect to the common stock.  This right of redemption, for the redemption requests received by March 31, 2010 and December 31, 2009, has been accounted for as a liability.  At March 31, 2010, we had redemption requests for 198,000 shares of common stock totaling $2.1 million.

 Note 10 – Debt
Other Notes Payable
At March 31, 2010 and December 31, 2009, other notes payable included debt agreements totaling $3.6 million and $3.5 million, respectively, net of interest reserves with a balance of $636,000 and $739,000 at March 31, 2010 and December 31, 2009, respectively, which have been reflected as a reduction in the note balances.  Interest is accrued and paid on the principal amount of the notes, or $4.2 million, the balance at both March 31, 2010 and December 31, 2009.  The interest rates on these notes range from 10% to 13%, and payments are made monthly from the interest reserve account with a balloon payment of the principal balance due at maturity.  The debt is collateralized by certain of our real estate investments with a carrying value at March 31, 2010 of $14.9 million.  The proceeds from the notes, less closing costs, funding of the interest reserves and other fees, were disbursed to our affiliate, CM Capital and classified as prepaid foreclosure expenses on our balance sheets, and at March 31, 2010 and December 31, 2009, the balance of the prepaid expense was $1.5 million and $1.7 million, respectively, and will be used for the payment of ownership costs, such as property taxes and legal fees, and servicing and property management fees to our related party loan servicer and property manager, CM Capital.

We have also entered into a $5.0 million note payable agreement secured by the land and building of a property foreclosed upon in 2009.   This note bears interest at an annual rate of 11.25% and matures in September 2010.   CM Capital was our loan originator and servicer on this note for which we paid origination fees of $51,000 during the first three months in 2010.  In addition we funded interest reserves related to the note payable and the remaining balance was $366,000 at March 31, 2010.  The net note balance at March 31, 2010 and December 31, 2009 was $4.6 and $3.6 million, respectively. See also Note 14-Acquistition.

The following table presents a summary of our other notes payable (dollars in thousands):

		December 31, 2009			2010 Activity		March 31, 2010
Interest Rate	Maturity Date	Original Note Balance	Interest Reserves	Carrying Balance	Principal Advances	Net Interest Reserve Payments	Original Note Balance	Interest Reserves	Carrying Balance
11%	December 2010	$369	$(42)	$327	$-	$11	$369	$(31)	$338
10%	February 2011	1,247	(161)	1,086	-	31	1,247	(130)	1,117
11%	August 2011	226	(43)	183	-	5	226	(38)	188
11%	November 2011	983	(207)	776	-	25	983	(182)	801
11-13%	December 2011	1,169	(286)	883	-	31	1,169	(255)	914
10%	June 2012	250	-	250	-	-	250	-	250
Subtotal Other Notes Payable		4,244	(739)	3,505	-	103	4,244	(636)	3,608

11.25%	September 2010	4,000	(373)	3,627	1,000	7	5,000	(366)	4,634
Total Other Notes Payable		$8,244	$(1,112)	$7,132	$1,000	$110	$9,244	$(1,002)	$8,242

  Mortgage Loans Payable
We have a mortgage loan from a bank, with an outstanding principal balance of $6.0 million and $6.1 million as of March 31, 2010 and December 31, 2009, respectively.  This loan bears interest at a rate equal to the prime rate, with a floor of 6.75% and a ceiling of 7.75%. Principal and interest are payable monthly and the note matures in 2026, with no prepayment penalty. The interest rate on March 31, 2010 was 6.75%. The mortgage is secured by our office building in Henderson, Nevada.

We assumed a first lien mortgage payable to a bank upon foreclosure of a 10,330 square foot office building in Houston, Texas in November 2007. The loan had an outstanding principal balance of $1.7 million and $1.5 million as of March 31, 2010 and December 31, 2009, respectively.  During the three months ended March 31, 2010, the bank paid outstanding property taxes on the office building, resulting in an increase of principal on the note of approximately $200,000.  The note bears interest equal to the prime rate minus 50 basis points (2.75% at March 31, 2010), and matures in April 2011, with no prepayment penalty.  Principal and interest are payable monthly.

  Junior Subordinated Notes Payable
In June 2006, we issued $30.0 million in unsecured trust preferred securities through a Delaware statutory trust, Desert Capital TRS Statutory Trust I, which is our wholly-owned subsidiary.  The securities bear interest at a floating rate based on the three-month LIBOR plus 400 basis points, which resets each calendar quarter, and was 4.25% on March 31, 2010 and December 31, 2009, respectively.

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

Our junior subordinated notes contain customary default provisions and require us to maintain certain financial ratios at quarterly determination dates, including a minimum tangible net worth requirement.  During 2009, we were not in compliance with all of the covenants contained in our junior subordinated notes.   On April 3, 2009, we received a written notice of a tangible net worth default from the holders of the preferred securities, which was not cured.  On July 27, 2009, we received a written Notice of Event of Default and Acceleration from the holders of the preferred securities that because our tangible net worth was less than $100 million, a default had occurred under the our junior subordinated indenture which had continued for more than 30 days and had caused an event of default to occur under the junior subordinated indenture.  The notice further stated that as a result of the occurrence of such event of default, the principal amount of our obligations under the junior subordinated indenture, together with any and all other amounts payable thereunder had been accelerated and declared to be immediately due and payable by the holders of the preferred securities.  The notice further stated that the holders of the preferred securities, may at their option, pursue all available rights and remedies.  Prior to the acceleration of the obligations, no default in the payment of principal or interest had occurred under the junior subordinated indenture.  On July 27, 2009, we also received a copy of a written notice to the trustee under our junior subordinated notes from the holders of the preferred securities directing the trustee to withdraw the amount on deposit in the reserve account and apply such amount to the payment of amounts due and owing to the holders of the preferred securities.

In March 2010, we entered into a standstill agreement with the holders of the trust preferred securities pursuant to which such holders have agreed not to exercise any rights or remedies against us to enforce the agreements or collect the debt in exchange for (i) payment of the interest payment due October 31, 2009 in the amount of $344,000 within one business day following our receipt of the executed standstill agreement, which we paid on March 9, 2010, (ii) payment of  the interest payment due January 31, 2010 in the amount of $328,000 on or before March 31, 2010, which we paid on March 31, 2010 and (iii)  continued payment of the quarterly interest payments due under the junior subordinated notes in accordance with the terms of the junior subordinated indenture, including our payment of $329,000 due on April 30, 2010, which we paid on April 30, 2010.  At March 31, 2010 and December 31, 2009, interest payable on the securities was $219,000 and $574,000, respectively.

Note 11 - Commitments and Related Parties
CM Group is our Advisor and oversees our day-to-day operations including asset, liability and capital management. In lieu of paying salaries to officers, we compensate our Advisor pursuant to an advisory agreement that entitles it to first-tier management compensation, second-tier management compensation, and reimbursement of expenses.  The officers and majority owners of our Advisor are also our executive officers. The annual first-tier management compensation is 1% of the first $200 million of gross average invested assets plus 0.8% of the gross average invested assets in excess of $200 million, to be paid quarterly.   The first-tier management compensation for the three months ended March 31, 2010 and 2009 was $339,000 and $377,000, respectively, and $192,000 was included in management and servicing fees payable to related party at March 31, 2010.

The second-tier management compensation is a tiered percentage of the amount of our taxable income excluding provision for loan loss and capital losses, before deducting second-tier compensation less a threshold return, which is the net income that would produce an annualized return on our average invested assets equal to the 10-year U.S. Treasury rate plus 1.0%. The tiered percentage is calculated on the weighted average of 20% of the first $200 million of average invested assets and 10% of the excess over $200 million of average invested assets. The second-tier management compensation is calculated quarterly and any positive quarterly amount is paid by us, along with the first-tier management compensation, within 15 days of receipt of the computations.  Second-tier management compensation for the three months ended March 31, 2010 and 2009 was zero.

During 2008, the composition of our investment portfolio changed dramatically from a performing loan portfolio to a defaulted loan and foreclosed property portfolio. Our Advisor, CM Group, receives a management fee for general management of the day-to-day operations of the REIT. With the changing composition of our assets, the functions being performed by our Advisor, and to a larger degree, CM Capital, our loan originator and servicer, increased and changed significantly. CM Capital’s function as loan servicer has historically been to collect interest payments from the borrowers and to distribute interest payments to the investors.  As compensation for this service, the borrower would pay CM Capital a servicing fee. As the borrowers began defaulting on their loans, CM Capital was no longer able to collect the servicing fees on defaulted loans. At the same time, CM Capital began to perform more complex functions related to the defaulted loans and ultimately the foreclosed property, such as soliciting investor votes on the handling of defaulted loans, handling foreclosure proceedings, processing and paying carrying costs, negotiating with borrowers and builders, structuring joint venture agreements, selling property and designing and executing other workout strategies on behalf of the investors. In December 2008, CM Capital determined that it could no longer advance the carrying costs and workout and resolution costs related to the properties on which it had foreclosed on behalf of the investors, and sent a letter to the investors (owners) of the foreclosed properties giving the investors the option to assume the responsibility for their own asset management functions, or pay CM Capital to provide such services. DCR received such a letter, and in March 2009, agreed to have CM Capital provide asset management services on our behalf. In exchange for such services, we agreed to pay CM Capital servicing fees based on the following: a real estate owned processing fee upon the date of foreclosure in an amount not to exceed 5% of the outstanding loan balance on the date of default, of which 1% is due and payable upon the transfer of title and the remainder is due upon the sale or other disposition of the property plus a yearly servicing fee of either 1% of the original loan balance if the workout strategy is considered simple or 2% of the original loan balance if the workout strategy is considered complex, calculated from the date of foreclosure. For the three months ended March 31, 2010 and 2009, these fees totaled $162,000 and $663,000, respectively, and were included in management and servicing fees in the consolidated statement of operations.  At March 31, 2010, $522,000 was payable and included in management and servicing fees payable on the consolidated balance sheet.

To facilitate payment of certain carrying costs and servicing and property management fees, during 2009, we incurred debt which at March 31, 2010 had a carrying balance of $3.6 million. Each loan constituting a portion of the debt is secured by liens on the property whose costs and expenses are being financed by such loan. The outstanding principal balance on this debt was $4.2 million net of interest reserves of $636,000 at March 31, 2010.   CM Capital served as our debt placement agent and servicer, for which we paid placement fees.  During the three months ended March 31, 2010, we have not placed additional debt on properties to facilitate payment of carrying costs.  During the three months ended March 31, 2009, $64,000 in placement fees were paid to CM Capital.   In addition, we funded interest reserves related to the notes payable, and at March 31, 2010 and December 31, 2009, the balances of $636,000  and $$739,000, respectively, of unexpended proceeds are being held in a trust account primarily by Preferred Trust Company, an entity partially owned by our Chief Executive Officer.  The proceeds, less closing costs, funding of the interest reserves and other fees were prepaid to our servicer, CM Capital, to be used for the payment of costs associated with being a land owner and servicing and property management fees payable to CM Capital.  The balance of the prepaid account at March 31, 2010 and December 31, 2009 was $1.5 million and $1.7 million, respectively.

We entered into a $5.0 million note payable agreement secured by the land and building of 3MO, LLC, a property foreclosed upon in 2009.  See also Note 10 – Debt.  This note bears interest at an annual rate of 11.25% and matures in September 2010.   CM Capital was our loan originator and servicer on this note for which we paid origination and servicing fees of $51,000 during the first three months in 2010.  In addition we funded interest reserves related to the note payable and the remaining balance was $366,000 at March 31, 2010 which is being held in a trust account by Preferred Trust Company, an entity partially owned by our Chief Executive Officer.  The net note balance at March 31, 2010 and December 31, 2009 was $4.6 and $3.6 million, respectively.

The dealer-manager of our offering of common stock, CM Securities, LLC (“CM Securities”) directs and oversees the sale of our equity securities. CM Securities receives a marketing support fee and sales commissions based on the number of shares of common stock it sells. CM Securities contracts with third party broker-dealers to have a larger sales distribution of equity securities and compensates them out of the sales commissions and marketing support fees it receives from us. Because CM Securities is controlled by our Advisor, it is our affiliate. CM Group acquired ownership of CM Securities on November 21, 2007 and prior to November 21, 2007, CM Securities was owned by our CEO.  Due to the general collapse of the real estate market beginning in late 2007, and the impact of declining real estate values on our mortgage investments, our Board of Directors suspended the sale of Desert Capital REIT shares as of February 22, 2008.  As a result, CM Securities did not earn any sales commissions or marketing support fees during the three months ended March 31, 2010 and 2009.

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

In September 2007, Warm Jones, LLC borrowed approximately $13.7 million to refinance the first lien mortgage loan on the project for 12 months.  As a condition to funding the loan, the first lien lenders required that Desert Capital guarantee the entire $13.7 million loan.  Generally, Desert Capital would not provide a guarantee; however, it believed that this particular guarantee was necessary to avoid the complete loss of its investment in the property.  We received a fee for guaranteeing this loan and for the three months ended March 31, 2009 we earned $68,000 in guarantee fees.  We did not earn any guarantee fees for the three months ended March 31, 2010.  Because Warm Jones, LLC did not have funds available to service the first lien mortgage loan, it borrowed an additional $2.6 million, the proceeds of which were used to pay 12 months of interest on the first and second lien loans and the carrying costs associated with the ownership of the property.   The first lien loan matured in October 2008.  The first lien loan was subsequently modified, extending the due date to February 2010.  The second lien loan matured in October 2009. Warm Jones, LLC was not able to repay or refinance the second lien and the second lien holders have begun foreclosure on the property which, once completed, will cause us to lose our 37.6% equity interest in the property.  In February 2010, the first lien loan also matured and is now fully due and payable.  Because we guaranteed the payment of the first lien loan, the lenders under the first lien mortgage may pursue Desert Capital for all amounts currently due and owing under the loan.  We determined that our potential liability under the guarantee was approximately $3.4 million as of March 31, 2010 and December 31, 2009, which is included in other liabilities in our consolidated balance sheets.  The increase of potential liability was due to the default on the debt by Warm Jones, LLC, combined with a continued decrease in the value of the property.  To potentially limit our liability on the guarantee, we paid $137,000 of interest during the three months ended March 31, 2010 to the first lien lenders to keep the interest payments on the note current through February 2010.  We are currently in negotiations with the first lien lenders in an effort to minimize our potential liability under the guarantee.

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

In addition to the consideration received, we receive a contingent installment payment from CM Capital on loans we fund. The $8.25 million contingent payment (the “Installment Payment”) is payable  as follows: CM Group will pay or cause CM Capital to pay to TRS, on the last day of each calendar quarter, an amount equal to: (i) 1% of the principal amount of all mortgage loans originated or brokered by CM Capital or any of its affiliates and funded by us during such calendar quarter for the first $200 million of mortgage loans funded during each calendar year; and (ii) 0.5% of the principal amount of all mortgage loans originated or brokered by CM Capital and funded by us during such calendar quarter in excess of $200 million during each calendar year, commencing on December 31, 2007 and continuing on the last day of each calendar quarter thereafter, until TRS has received $8.25 million.  TRS’ right to receive the Installment Payment is secured by all of the outstanding membership units of CM Capital.   For the three months ended March 31, 2010 and 2009, we did not recognize any income related to the continent payment.

We also entered into a loan origination agreement with CM Capital and CM Group, which terminates one month after the last day of the month in which the Installment Payment is paid in full.   Under terms of the original Loan Origination Agreement we had the right to fund all mortgage loans identified by CM Capital or any affiliate of CM Group or CM Capital that becomes engaged in the business of originating or brokering commercial loans.  However, we currently do not have cash available for new investments in loans and on September 1, 2009, the loan origination agreement was modified to remove this right of first refusal.  During the first three months of 2010 and during 2009, we did not fund any loans originated by CM Capital.

During 2008, CM Capital was not in compliance with certain financial covenants contained in the loan agreement related to the $15.5 million promissory note payable to TRS.  In August 2008, our Board of Directors formed a special committee of independent directors to review the financial covenants and approve a strategy to resolve the defaulted status of the loan. We granted CM Capital a limited waiver, either to enter into an amendment to the loan agreement to modify such financial covenants upon terms and conditions and in form and substance satisfactory to TRS or demonstrate that CM Capital is in compliance with the loan agreement and will be in compliance with the loan agreement at December 31, 2008.  In October 2008, the Special Committee and CM Capital agreed to modify the loan terms, and in November 2008 we executed documents to evidence the modification.  Under the terms of the modification, principal payments on the note were deferred for two years, and the interest rate was reduced from 9% to 6% per annum effective as of July 1, 2008.  Additionally, the working capital financial covenant was replaced with the requirement to maintain a cash balance of $250,000 at the end of each quarter, and the first measurement period for the fixed charge coverage ratio was moved from December 31, 2007 to December 31, 2008.  Based on the modified terms of the promissory note, the modification resulted in an impairment based on the present value of the expected future cash flows under the modified terms.  The modification was accounted for as a TDR and resulted in an impairment of $2.1 million in 2008. During the three month period ended March 31, 2010 and 2009, $70,000 and $192,000, respectively, of the $2.1 million impairment was recovered due to the passage of time and the accompanying accretion of the restructure discount. Accordingly, and included in the $12.9 million note receivable balance, we have a recorded an allowance for loan loss of $1.7 million to reflect this impairment.  During the fourth quarter 2009 CM Capital failed to comply with certain financial covenants contained in the loan agreement at December 31, 2009.  As of December 31, 2009, the covenant violations had not been cured and as a result our board of directors formed a special committee consisting of all of our independent directors to review the financial covenants and negotiate a strategy to resolve the defaulted status of the loan.  Subsequent to quarter end, our board of directors agreed to grant CM Capital a 90 day forbearance and we will be entering into a forbearance agreement.  Management has concluded that no additional impairment of the note was caused by the event of defaults.   We earned interest on this note receivable of $221,000 for the three months ended March 31, 2010 and 2009.  At March 31, 2010, $221,000 was receivable which was paid subsequent to March 31, 2010.

As discussed further in Note 5, we entered into three joint venture agreements in 2008 with a third-party homebuilder for the construction of single family homes in Las Vegas, Nevada and contributed property to the joint ventures, which we previously acquired through foreclosure.  During September 2009, one member of our Board of Directors became an executive officer of the homebuilder.  Subsequent to March 31, 2010, we sold the lots underlying one of our joint ventures during the three months ended March 31, 2010 and terminated that joint venture agreement.  We have between a 13% and a 29% noncontrolling interest in each of the two joint ventures that currently exist.

We lease office space to CM Group and its affiliates under generally cancelable operating leases by either party on thirty days written notice.  Total rent received from related parties for the three months ended March 31, 2010 and 2009 was $145,000 and $129,000, respectively.

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

The following table summarizes the carrying values and the estimated fair values of financial instruments as of March 31, 2010 and December 31, 2009 (dollars in thousands):

	March 31, 2010		December 31, 2009
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash, cash equivalents and restricted cash	$84	$84	$553	$553
Interest receivable	246	246	102	102
Note receivable - related party	13,011	11,251	12,940	11,111
Mortgage investments - net	9,696	9,461	10,664	10,435

Financial liabilities:
Notes payable	8,242	8,128	7,132	6,995
Mortgages payable	7,720	6,962	7,599	7,021
Junior subordinated notes	30,928	30,928	30,928	30,928

We used the following methods and assumptions in estimating the fair value of each class of financial instrument:

●	Cash, cash equivalents and restricted cash: The carrying values of cash and short-term instruments approximate fair values.
●	Interest receivable: Carrying values approximate fair values due to their short term nature.
●
Note receivable – related party: Fair value is estimated using discounted cash flow analyses based on a rate reflective of the current market environment for a similar period, the fixed amount of the note receivable and an estimated risk of default based on similar business operations and history of operations.  We considered these inputs as Level 3.

●
Mortgage investments-net:  At March 31, 2010 and December 31, 2009 the fair value of fixed rate loans currently classified as performing, was computed based on the probability of collection of the cash flow, a risk free rate of return on all estimated cash flows, the estimated realization of collateral based on recent history and the fixed interest rate of the loans.  At March 31, 2010 and December 31, 2009, substantially all of our impaired loans were evaluated based on the fair value of their underlying collateral based upon the most recent appraisal available to management or recent transaction prices for similar collateral, and as such, the carrying values of these instruments, net of allowance for loan losses, approximates the fair value.  Fair value inputs on performing and non-performing loans are considered Level 3.

●
Mortgage loans payable and notes payable:  For March 31, 2010 and December 31, 2009 our credit standing was taken into consideration, as well as the assigned collateral which was considered more than adequate, the estimated risk to the lender of the collateral to the loan balance and rates reflective of the current market environment, all of which were factors in the computation of fair value and were considered Level 3 inputs.

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

We do not have any assets or liabilities that are measured at fair value on a recurring basis.  The following table presents our assets and liabilities that are measured at fair value on a nonrecurring basis at March 31, 2010 and December 31, 2009.  Level 1 and Level 2 data were not used in the fair value measure.

	Level 3 Estimated Fair Value
	(dollars in thousands)
	Impaired mortgage	Investments in	Real estate
	investments	real etate	owned	Total
Balance, December 31, 2009	$5,639	$29,638	$7,992	$43,269
Foreclosures	(1,432)	7	1,425	-
Sales	-	(133)	(517)	(650)
Impairments and equity losses	362	(1,374)	(423)	(1,435)
Balance, March 31, 2010	$4,569	$28,138	$8,477	$41,184

Note 13 – Commitments and Contingencies
As previously disclosed in Note 11, we have guaranteed the debt of a $13.7 million first lien loan position and have valued our potential commitment under the guarantee at $3.4 million as of March 31, 2010 and December 31, 2009, which is included in other liabilities in our consolidated balance sheets.

On July 27, 2009, in connection with our junior subordinated notes, we received a written Notice of Event of Default and Acceleration from the holders of the preferred securities that because our tangible net worth was less than $100 million, a default had occurred under our junior subordinated indenture which had continued for more than 30 days and had caused an event of default to occur under the junior subordinated indenture.  The notice further stated that as a result of the occurrence of such event of default, the principal amount of all of our obligations under the junior subordinated indenture, together with any and all other amounts payable thereunder had been accelerated and declared to be immediately due and payable by the holders of the preferred securities.  The notice further stated that the holders of the preferred securities, may at their option, pursue all available rights and remedies.  We have been in negotiations with the holders of the preferred securities to restructure the terms of the junior subordinated notes.  In March 2010, we entered into a standstill agreement with the holders of the trust preferred securities pursuant to which such holders have agreed not to exercise any rights or remedies against us to enforce or collect the debt in exchange for (i) payment of the interest payment due October 31, 2009 in the amount of $344,000 within one business day following our receipt of the executed standstill agreement, which we paid on March 9, 2010 (ii) payment of  the interest payment due January 31, 2010 in the amount of $328,000 on or before March 31, 2010, which we paid on March 31, 2010, and (iii)  continued payment of the quarterly interest payments due under the junior subordinated notes in accordance with the terms of the junior subordinated indenture including our payment of $329,000 due on April 30, 2010 which we paid on April 30, 2010.  To the extent that we are not able to comply with the terms of the standstill agreement, the holders of the trust preferred securities could exercise their rights and remedies against us to collect the debt, which would have a material and adverse effect on our financial condition and could potential cause us to seek a relief through a filing under the U.S. Bankruptcy Code.

Note 14 – Acquisition
On April 22, 2009, we formed a subsidiary of our TRS, 3MO, LLC, to foreclose on a nonperforming loan collateralized by an operating business, a gentlemen’s club in Las Vegas, Nevada with an aggregate original loan balance of $14.4 million.  Upon foreclosure we measured the fair value of the real estate property and related business at $10.0 million.

At the acquisition date, we classified the real estate property and related business as assets and liabilities held for sale as our plan and intention at that time was to sell the property.  The related results of operations were reported as discontinued operations on our consolidated statement of operations for the period from April 22, 2009 through November 15, 2009.   On November 16, 2009, after efforts to sell the property were unsuccessful, we entered into an agreement with a third party to lease the facilities, at which time we ceased our operations of the business.    We no longer classify the property as “held for sale” as a result of changes in the plan of sale to hold and lease, and the building, land, related income and costs, including rent, depreciation and property taxes, are reported on our consolidated statements of operations and balance sheets as of and for the three months ended March 31, 2010.

Note 15 – Going Concern
The accompanying financial statements have been prepared in conformity with principles of accounting applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  Over the past two years we have experienced substantial losses including a net loss of $2.8 million, or $0.17 per share for the three months ended March 31, 2010 and $53.0 million, or $3.15 per share for the year ended December 31, 2009.  The recent losses were a result of a provision for loan losses of $11.1 million for the year ended December 31, 2009, a $1.6 million impairment taken in 2009 of a building acquired through foreclosure in 2009, and impairments of real estate and loss in equity investments totaling $1.8 million and $28.7 million for the three months ended March 31, 2010 and the year ended December 31, 2009, respectively.  In addition, during the year ended December 31, 2009, a loss of $3.4 million on the valuation of a guarantee was recognized.  Our interest income decreased by $5.3 million, or 92.3%, to $449,000 for the year ended December 31, 2009 from $5.8 million for the year ended December 31, 2008.  These financial results have had a materially adverse impact on our financial condition and cause us to conclude that there is substantial doubt as to our ability to continue as a going concern.   As the size of our non-income producing real estate portfolio continues to increase due to continued foreclosure activity, our costs related to real estate ownership also increase.  These costs include servicing and property management fees payable to CM Capital, property taxes, legal fees, maintenance costs and resolutions costs.  Because our portfolio of performing loans has decreased to $6.1 million, our recurring cash flow is not sufficient to cover our general operating costs, including real estate carrying costs.  Our future viability is dependent on our ability to execute portfolio resolution strategies that will offer operating liquidity, including potentially being required to sell assets at unfavorable prices.  If we fail to execute these plans successfully or otherwise address our liquidity shortfall, we would not have adequate liquidity to fund our operations and would not be able to continue as a going concern.

Note 16 - Subsequent events
In April 2010, we terminated one of our joint venture agreements and sold the lots underlying the joint venture for net cash proceeds of $587,000.

In April 2010, we sold a real estate investment for cash proceeds to us of $134,000.

In April and May 2010, we received payments on a mortgage investment representing a legal settlement, allowing for our collection on a personal guarantee on a non-performing loan in the amounts of $362,000 and $168,000, respectively.

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

For a more detailed description of the risks affecting our financial condition and results of operations, see “Risk Factors” in Item 1A of our Form 10-K filed on March 23, 2010.

Overview

The first quarter results reflect continued pressure from an uncertain economy and the struggling residential and commercial markets.  For the first three months during 2010, our net loss was $2.8 million, or $0.17 loss per share.   This net loss was primarily a result of $1.8 million in impairments of real estate investments, including losses in equity investments, and our continued increase in operating costs, specifically expenses related to our ownership of foreclosed properties.  During the three months ended March 31, 2010, we incurred $184,000 in property taxes, $162,000 in servicing fees to CM Capital and $160,000 in legal fees on our foreclosed properties.  Although our balance of non-performing loans was unchanged from December 31, 2009 to March 31, 2010, we continued foreclosure proceedings on the properties underlying the non-performing loans during the first quarter in 2010, further increasing our carrying costs on foreclosed properties.

As a result of the increase in non-performing loans and the declining value of our real estate investments during 2008 and 2009, we were unable to comply with the tangible net worth covenant related to our $30.9 million in junior subordinated notes causing an event of default to occur.  In July 2009, the Trustee and the holders of the trust preferred securities related to the junior subordinated notes notified us that as a result of the occurrence of such event of default, the principal amount of our obligations under the junior subordinated notes, together with any and all other amounts payable thereunder had been accelerated and declared to be immediately due and payable.  The notice further stated that the holders of the trust preferred securities, may at their option, pursue all available rights and remedies.  Prior to the acceleration of the obligations, no default in the payment of principal or interest had occurred under the junior subordinated notes.

Since July 2009, we have been negotiating with the holders of the trust preferred securities to obtain relief from complying with certain financial covenants contained in the junior subordinated indenture, among other things, and to reinstate the debt under our junior subordinated notes.  In March 2010, we entered into a standstill agreement with the holders of the trust preferred securities pursuant to which such holders have agreed not to exercise any rights or remedies against us to enforce or collect the debt in exchange for (i) payment of the interest payment due October 31, 2009 in the amount of $344,000 within one business day following our receipt of the executed standstill agreement, which we paid on March 9, 2010, (ii) payment of  the interest payment due January 31, 2010 in the amount of $328,000 on or before March 31, 2010, which we paid on March 31, 2010, and (iii)  continued payment of the quarterly interest payments due under the junior subordinated notes in accordance with the terms of the junior subordinated indenture including our payment of $329,000 due on April 30, 2010, which we paid on April 30, 2010.  To the extent that we are not able to comply with the terms of the standstill agreement, the holders of the trust preferred securities could exercise their rights and remedies against us to collect the debt, which would have a material and adverse effect on our financial condition and could potentially cause us to seek relief through a filing under the U.S. Bankruptcy Code.

As the size of our real estate portfolio continues to increase due to continued foreclosure activity, our costs related to real estate ownership also increase. These costs include servicing and property management fees payable to CM Capital, property taxes, legal fees, maintenance costs and resolutions costs.  Because our portfolio of performing loans has shrunk to $6.1 million, our recurring cash flow is not sufficient to cover our general operating costs, including real estate carrying costs.  As a result, we determined that it was in the best interest of our company to leverage a portion of our real estate assets in order to raise necessary operating capital. During 2009, we entered into $4.2 million of debt, which was placed by CM Capital with individual trust deed investors. The cash proceeds from this debt were prepaid to CM Capital to cover specific costs related to carrying and resolving our real estate portfolio, as well as 12 to 24 months of interest payments on the debt. In addition, we placed $5.0 million of debt on the property of 3MO, LLC, a gentleman’s club, which is being leased to a third party.  We continue to closely monitor and manage our liquidity position, understanding that this is of critical importance in the current economic environment. With the addition of this debt, our ratio of debt to total assets was 58.4% at March 31, 2010.

While our entire portfolio of real estate investments continues to be negatively impacted by market forces, we continue to take important steps to address our portfolio issues and manage our cash position. The summary of our recent actions is as follows:

●
Placed $9.2 million of debt during 2009 and during the first quarter of 2010, on specific assets to generate cash to be used for servicing and property management fees, real estate carrying and resolution costs and general operating expenses; and

●	Negotiated a standstill agreement with the holders of our trust preferred securities and have complied with the terms of this agreement; and
●	Sold real estate for cash proceeds of $650,000 during the first three months of 2010.

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

Our Investments

Real Estate Owned and Investments in Real Estate
We were established as a mortgage REIT; however, as our borrowers began defaulting on their obligations to us, our Advisor determined that, in many instances, the best course of action was to foreclose on the underlying collateral and take title to the property. Real estate owned and investments in real estate consist of property acquired through foreclosure on mortgage loans. During the three months ended March 31, 2010, we foreclosed on three loans with an aggregate original loan amount of $2.9 million, and a fair value at the time of foreclosure of $1.4 million.

Our interest in real estate owned and real estate investments may be held directly by us, or through LLCs. If we are one of several investors in a larger mortgage loan, such loans are foreclosed on using an LLC to facilitate foreclosing our lender interest along with private investors who hold the remaining loan balance. In these instances, our original investment in the loan is converted to proportionate interest in the LLC. In cases where our ownership interest in an LLC is greater than 50%, we analyze strategic alternatives to determine whether the property should be sold, contributed to a joint venture for development or held for future resolution.   In situations where our ownership interest in an LLC is less than 50%, our ability to make strategic decisions regarding the property is subject to the voting interests of a majority of the members of the LLC, which may hinder our ability to execute our desired strategy for the property.

We account for our investments within several different categories including real estate owned and investments in real estate, including cost method, equity method joint ventures and other equity method and fully consolidated investments and mortgage loans.

Investments in real estate consist of property acquired through foreclosure on mortgage loans that are deemed to be operating real estate ventures.  As of March 31, 2010, we held $26.0 million in real estate investments not including our investments in joint ventures.  We held $2.1 million in real estate investments classified as joint ventures.

The following table represents our real estate owned and investment in real estate assets, classified by original loan type, at March 31, 2010 (dollars in thousands):

	March 31, 2010

	Investments in Real Estate		Real Estate Owned		Joint Ventures
Original Loan Type	Original Loan Positions	Net Carrying Value	Original Loan Positions	Net Carrying Value	Original Lot Positions	Net Carrying Value
Acquisition and development loans	40	$24,854	4	$5,065	89	$1,394
Construction loans	11	1,163	3	3,412	10	720
Commercial property loans	1	7	-	-	-	-
Total	52	$26,024	7	$8,477	99	$2,114

Real Estate Owned
Real estate owned consists of property acquired through foreclosure on mortgage loans. As of March 31, 2010, we held $8.5 million in real estate owned.

Joint Ventures
When we pursue our resolution strategy of contributing foreclosed property to a joint venture, we account for our resulting ownership as an equity investment in real estate.  To date, we have entered into three joint venture arrangements with one joint venture partner, and have contributed land with an aggregate original carrying value of $6.7 million to the joint ventures. The carrying value of these joint ventures at March 31, 2010 was $2.1 million. Our joint venture partner, the developer, is constructing homes on each of the three projects, and selling the completed homes to homeowners. Under terms of the joint venture agreements, the developer funds the majority of the costs of construction, and we receive our proportionate share of the lot contribution price plus between 13% and 50% of the profits depending on our ownership interest, either upon the sale of each home or upon dissolution of the joint venture. We anticipate that the construction and sale of all the homes in each of the joint venture projects will take from 18 to 60 months.  During the three months ended March 31, 2010, two homes were constructed and sold to homeowners, resulting in consideration to us of $80,000.  Subsequent to March 31, 2010, we terminated one of our joint venture agreements and sold the underlying lots to our joint venture partner for cash proceeds to us of $587,000.

Cost Method Investments
In situations where our interest in an LLC is less than 20% and we do not have significant influence or direct control over the LLC, we account for the investment under the cost method of accounting.  We held $3.0 million in real estate investments accounted for under the cost method at March 31, 2010, net of impairments that we recognized during the three months ended March 31, 2010 of $24,000.

Equity Method Investments
In situations where our interest in an LLC represents between 21% and 50%, and we exercise significant influence but not have direct control over the LLC, we classify the investment as investments in real estate under the equity method of accounting.  Our equity method investments had a carrying value of $3.1 million at March 31, 2010, net of impairments that we recognized during the three months ended March 31, 2010 of $42,000.  We sold equity method investments for cash proceeds to us of $53,000 during the three months ended March 31, 2010.

Investments in Variable Interest Entities
In connection with our 37.6% equity investment in Warm Jones, LLC (Warm Jones) we guaranteed a $13.7 million first lien mortgage loan that was borrowed by Warm Jones.  In addition, Warm Jones borrowed an additional $2.6 million, the proceeds of which were used to pay 12 months of interest on the first and second lien loans, and carrying costs associated with property.  Both loans have since matured and both loans are in default.   As of March 31, 2010 and December 31, 2009, our investment in Warm Jones was valued at zero, a result of the decline in the value of the property.  In addition, we have recorded our estimate of the liability on the guarantee at $3.4 million at March 31, 2010 and December 31, 2009.

We determined that Warm Jones was a VIE under applicable accounting standards.  We re-evaluated Warm Jones and determined that we are not the primary beneficiary and therefore should continue to account for our investment using the equity method of accounting.  Although we have, as a result of the guarantee, the requirement to absorb losses that could be significant to the VIE, we do not have (2) the power to direct the matters that most significantly impact the activities of the LLC, including the management and operations of the property underlying the LLC and disposal rights with respect to the property. Such rights and power are held by the first lien holder.

Fully Consolidated Investments
At March 31, 2010, we held $19.9 million in fully consolidated real estate investments.  We recognized impairments on these real estate investments of $505,000 during the three months ended March 31, 2010.

If we determine that we hold a controlling interest with less than 100% ownership, we fully consolidate these investments on our balance sheet and reflect the minority owner’s position as noncontrolling interest on the balance sheet.   The ownership positions of the minority shareholders are reflected separately on the balance sheet as noncontrolling interests.  At March 31, 2010 these interests had a carrying value of $2.5 million.

Mortgage Loans
At inception, our stated business plan was the investment in a variety of types of mortgage loans; however, because of our lack of access to capital, we did not originate any new mortgage loans during 2009 or 2010. We will not have funds available to make new investments in mortgage loans until we are able to resolve some of our non-performing loans, sell some of our real estate assets, or have access to the capital markets which are currently closed to us.  At the time of origination, our mortgage investments were short-term (12 to 18 months), balloon loans with fixed interest rates. A substantial portion of these loans consisted of interest-carry loans, meaning we provided the borrower with sufficient financing to enable it to make the interest payments during the term of the loan. To date, all of the mortgage loans which we have funded have been originated by CM Capital and we do not have a contractual arrangement with any other mortgage originator. At March 31, 2010, 26.3% of our portfolio of mortgage investments was secured by properties located in Nevada, 42.7% were secured by properties located in Arizona and 31.0% were secured by properties located in Missouri.  We have a significant concentration of credit risk with a large borrower, representing the only borrower still performing on the original obligation.  At March 31, 2010, the aggregate amount of loans to this borrower was $6.1 million with a carrying value of $5.1 million, representing approximately 42.7% of our total investments in mortgage loans.  The remainder of our borrower concentrations, with a carrying value of $4.6 million, consists of two borrowers who are no longer performing on the original obligations and we have not yet foreclosed on the properties at March 31, 2010.

Results of Operations for the three months ended March 31, 2010 compared to the three months ended March 31, 2009

Revenues:
Interest income generated on our mortgage investments decreased by $143,000 or 65.0%, to $77,000 for the quarter ended March 31, 2010 from $220,000 for the quarter ended March 31, 2009. Although our performing loans at March 31, 2010 and March 31, 2009 were primarily unchanged, subsequent to March 31, 2009, we modified the terms under a troubled debt restructure (TDR) on two loans due to the financial difficulties of the borrower, and at March 31, 2010, this resulted in lower interest income.

Other interest income primarily includes interest income on our related party note from CM Capital.  Interest income earned on our related party note from CM Capital for the quarters ended March 31, 2010 and 2009 was $221,000.

Non-interest income increased by $56,000 or 21.5%, to $316,000 for the quarter ended March 31, 2010 from $260,000 for the quarter ended March 31, 2009.  This increase was primarily due to $119,000 in rent income earned from our operating business, 3MO, LLC whose operating facilities were leased to a third party beginning in the fourth quarter of 2009.  This increase was offset by a decrease in guarantee fees of $68,000 that we had earned during the three months ended March 31, 2009, related to our guarantee of Warm Jones, LLC.  We did not earn any guarantee fees during the three months ended March 31, 2010.

Expenses:
Interest expense consists of interest and origination fees on our notes payable, mortgage debt, bank note, and junior subordinated notes payable. Interest expense increased by $296,000 or 47.8%, to $915,000 for the quarter ended March 31, 2010 from $619,000 for the quarter ended March 31, 2009.   This increase was a result of the increase of $7.5 million in our fixed rate notes from the quarter ended March 31, 2009 which increased interest expense, including origination fees by $319,000 from the quarter ended March 31, 2009.  Interest expense also included interest payments made on a loan we have guaranteed.  To potentially limit our liability on the guarantee, we paid $137,000 of interest to the lender during the quarter ended March 31, 2010 to keep the note current.  There were no interest payments made to the lender during the quarter ended March 31, 2009. These increases were offset by a decrease in the average interest rate on our variable rate debt, specifically our junior subordinated debt and mortgages, to 4.5% during the quarter ended March 31, 2010 from 6.0% during the quarter ended March 31, 2009, resulting in a $160,000 decrease in interest expense.

Non-interest expense, including provision for loan losses decreased by $1.1 million, or 26.2%, to $3.2 million for the quarter ended March 31, 2010 from $4.3 million for the quarter ended March 31, 2009. The decrease in non-interest expense was due to a decrease of $839,000 on impairments of all of our real estate assets to $1.3 million, down 39.9% from the quarter ended March 31, 2009 of $2.1 million.   This decrease was due in part to a recovery of $362,000 in our provision for loan losses due to a settlement received subsequent to March 31, 2010 on a mortgage investment we had previously fully impaired.  In addition, we recognized an adjustment of $102,000 to the provision for loan losses due to the passage of time on two mortgage investments that we account for as troubled debt restructures.

Non-interest expense also decreased due to a decrease in management and servicing fees of $540,000 for the quarter ended March 31, 2010, or 51.9% from $1.0 million for the quarter ended March 31, 2009.   This decrease was the result of a decrease in servicing fees to CM Capital, our related party servicer, pursuant to the agreement entered into for the management of our foreclosed properties, and a decrease in the gross average invested assets pursuant to the advisory agreement with CM Group during the quarter ended March 31, 2010.  The decrease in impairments and management and servicing fees at March 31, 2010 was offset by an increase in professional fees of $482,000 from March 31, 2009, due to legal expenses related to foreclosed properties of $160,000 and other general matters of $322,000.

As of March 31, 2010, we reported noncontrolling interests in real estate ventures with a carrying value of $2.5 million related to our consolidation of eight entities.  During the quarter ended March 31, 2009, our noncontrolling interests were comprised of one entity.   Net loss attributable to noncontrolling interest was $791,000 for the quarter ended March 31, 2010, an increase in loss of $778,000 from $13,000 at March 31, 2009, which was directly related to the increase in the number of entities consolidated.

In accordance with the Statement of Policy Regarding Real Estate Investment Trusts adopted by the NASAA membership on May 7, 2007, if total operating expenses exceed 2% of average invested assets or 25% of net income, whichever is greater, disclosure of such fact shall be made to the stockholders.  Total operating expenses are defined as the aggregate expenses of every character paid or incurred by us as determined under GAAP, including advisor fees, but excluding: organization and operating expenses; interest payments; taxes; non-cash expenditures such as depreciation, amortization and bad debt reserves; incentive fees; and acquisition fees and expenses.  For the twelve months ended December 31, 2009 and March 31, 2010, total operating expenses were 2.67% and 3.09%, respectively of average invested assets.  The independent committee of our board of directors reviewed the expenses and determined that the expenses were reasonable and justified based on the nature of the expenses relative to the value of our average invested assets.

Taxable Income
Our loss calculated for tax purposes differs from loss calculated in accordance with GAAP primarily because of the provision for loan losses and the impairment of real estate recorded for GAAP purposes, which differs from items recorded for tax purposes.  In addition, the financial statements of the REIT and its taxable REIT subsidiaries are consolidated for GAAP purposes while they are not consolidated for tax purposes. The distinction between taxable income and GAAP income is important to our stockholders because distributions are declared on the basis of REIT taxable income. While we generally will not be required to pay income taxes on our REIT taxable income as long as we satisfy the REIT provisions of  the Internal Revenue Code, each year we will be required to complete a U.S. federal income tax return wherein taxable income is calculated. This taxable income level will determine the minimum level of distribution we must pay to our stockholders. There are limitations associated with REIT taxable income. For example, this measure does not reflect net capital losses during the period and, thus, by itself is an incomplete measure of our financial performance over any period. As a result, our REIT taxable income should be considered in addition to, and not as a substitute for, our GAAP-based net income as a measure of our financial performance.

The following table represents a reconciliation of our GAAP income to our estimated REIT taxable income (dollars in thousands):

	Three months ended March 31,
	2010	2009

GAAP net loss	$(3,631)	$(4,244)
Adjustments to GAAP net loss:
Noncontrolling interest	791	13
Provision for loan losses	(464)	1,206
Impairment of real estate	952	1,087
Equity in loss of real estate investments	845	-
Actual losses on real estate and loans	(5,594)	(3,802)
Net adjustment for TRS loss	664	184
REIT taxable loss	$(6,437)	$(5,556)

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

Net cash used in operating activities during the three months ended March 31, 2010 was $2.3 million, which was primarily due to the substantial loss of interest income due to the deterioration of our loan portfolio and the increase in servicing and property management fees and carrying costs related to our foreclosed assets.   At March 31, 2010, the carrying balance of our mortgage investments was $9.7 million (of which $5.1 million was performing), investments in real estate had a carrying balance of $28.1 million, and real estate owned had a carrying balance of $8.5 million. Non-performing mortgage loans and real estate assets produce minimal, if any, current earnings and will not provide cash flow until they are sold or an alternative resolution becomes available. Additionally, we will continue to incur carrying, servicing and property management costs on our real estate investments until we have disposed of the assets. This will result in added costs related to property ownership. While the disposition of any of our assets cannot be predicted, our Advisor believes that over time our real estate assets will be resolved and that the proceeds generated from the resolution of these assets will provide capital for operating expenses and a reduction in outstanding debt.  It is unlikely that we will have funds available for reinvestment into performing assets.  As of March 31, 2010, we have reviewed our mortgage and real estate investments and have recorded a provision for loan losses, equity in losses of unconsolidated investments in real estate and an impairment of real estate owned as needed to reflect the impaired value of our investments. However, with the current uncertainty in the real estate market, the amount of further losses on any individual asset or on the portfolio as a whole may vary. These estimates are based upon a thorough evaluation by our Advisor based on prevailing economic conditions, historical experience, unique characteristics of the assets, industry trends and an estimated net realizable value of the assets.

Net cash provided by investing activities for the three months ended March 31, 2010, was $613,000. As we evaluated resolution strategies on our investment portfolio, we determined that it is in our and our stockholders’ best interest to sell certain assets. Given the recent and ongoing state of the real estate market, sales opportunities are limited, but during the first quarter of 2010, we sold real estate investments for net cash proceeds of $650,000. We will continue to evaluate assets for resolution on a case-by-case situation, and anticipate selling additional assets to generate cash for working capital purposes.

With the continued loss of recurring cash flow, combined with the increase in carrying costs related to our growing non-performing real estate portfolio, our Advisor made the determination that it was in the best interest of the Company to incur additional debt to help fund these costs. For the three months ended March 31, 2010, net cash provided by financing activities was $1.2 million. During the first quarter 2010, we borrowed an additional $1.0 million under a note we previously executed in 2009.  During 2009, we entered into twelve note payable agreements with an aggregate gross principal amount of $8.2 million.  Primarily, the cash proceeds from the issuance of this debt are held by our servicer and asset manager, CM Capital, and are classified as prepaid default costs on our balance sheet for the purpose of the payment of our expenses as a land owner, including property taxes, legal expenses, and servicing and property management fees. At March 31, 2010, the balance in prepaid default costs was $1.5 million.  In addition, during 2009, we set aside interest reserves related to this debt for the payment of interest during the term of the debt which is primarily being held in a trust account by Preferred Trust Company, an entity partially owned by our Chief Executive Officer.  The balance of the interest reserves at March 31, 2010 was $1.0 million.  The outstanding principal balances of these notes bear interest at 10% to 13% per annum, which is payable monthly. Of the $8.2 million outstanding debt at March 31, 2010, $6.1 million will be due in less than one year.  If we cannot repay or refinance this debt, the assets underlying the property on which the debt has been incurred may be foreclosed on by the first lienholders.  As we continue to incur servicing and property management fees and other expenses related to the ownership of non-income-producing real estate, we may incur additional debt to fund such expenses.

We have guaranteed the debt of a $13.7 million first lien loan position.  The beneficiaries under the guarantee have the right to make demand on us under the guarantee to pay the entire $13.7 million upon default of the note.  In February 2010, Warm Jones, LLC, of which we are 37.6% owner, failed to pay the note upon maturity.  To potentially limit our liability on the guarantee, we paid $137,000 of interest to the lender to keep the interest payments on the note current. We are currently in negotiations with the lenders in an effort to minimize our potential liability under the guarantee. We have determined that our potential liability related to the guarantee is approximately $3.4 million as of March 31, 2010.  Although we are in negotiations with the lender, it is possible that we will have to fund the shortfall between the value of the property and our guaranteed portion of $13.7 million.  Should we have to fund this shortfall, it could have a material impact on our liquidity and we may have to sell assets to generate cash flow.

In April 2009, we foreclosed on the operating business and real estate securing a defaulted loan with an original principal balance of $14.4 million.  From April 2009 to November 2009, we reflected the business as discontinued operations in our financial statements and were operating the business in order to retain value in the property as an operating business until sold or leased. Operating costs related to the business included marketing, repair and maintenance, payroll, liquor and beverage inventory and other general operating expenses.  From the date of foreclosure through November 15, 2009, we funded $1.7 million in operating expenses because the business was operating in a cash deficit; therefore, to fund the necessary operating expenses, we leveraged the business and real property to obtain up to $5.0 million of debt. This debt was issued in tranches, and at March 31, 2010 the outstanding balance was $5.0 million. In November 2009, we entered into a lease agreement with an operator of similar businesses.  The agreement provides for monthly rent of $40,000 plus 30% of net profits, if any, and contains an option to purchase the facility for $10.0 million at any time during the four-year term of the agreement.  On November 16, 2009, the effective date of the lease, the operator/lessee assumed operations of the business, including the responsibility to fund all operating costs of the business.

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

In March 2010, we entered into a standstill agreement with the holders of the trust preferred securities pursuant to which such holders have agreed to not exercise any rights or remedies against us to enforce or collect the debt in exchange for (i) payment of the interest payment due October 31, 2009 in the amount of $344,000 within one business day following our receipt of the executed standstill agreement, which we paid on March 9, 2010, (ii) payment of  the interest payment due January 31, 2010 in the amount of $328,000 on or before March 31, 2010, which we paid on March 31, 2010 and (iii)  continued payment of the quarterly interest payments due under the junior subordinated notes in accordance with the terms of the junior subordinated indenture, including our payment of $329,000 due on April 30, 2010 which we paid on April 30, 2010.  To the extent that we are not able to comply with the terms of the standstill agreement, the holders of the trust preferred securities could exercise their rights and remedies against us to collect the debt, which would have a material and adverse effect on our financial condition and could potentially cause us to seek relief through the U.S. Bankruptcy Code.

Upon the death of a stockholder, the stockholder’s estate has a limited right of redemption with respect to its common stock, and at March 31, 2010, we had received redemption requests of 198,000 shares of common stock totaling $2.1 million which is reflected as a liability on our balance sheet.

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

In summary, our ongoing operating costs and other obligations primarily include the following and are estimated to be between $9.9 million and $10.4 million for the next twelve months:

●	principal and interest payments on our debt;
●	property ownership expenses, including property taxes, servicing fees and asset management fees;
●	board fees;
●	legal and professional expenses;
●	advisory fees; and
●	potential liability under debt guarantee.

Due to our limited sources of operating revenue, recurring cash flow will not be sufficient to satisfy our operating costs and obligations. To fund our cash shortfall, we expect to sell investment assets and may incur additional debt against our real estate owned assets.  Given current market conditions, we may not be able to liquidate assets at a price we believe to be reasonable, or at all, or be able to incur debt on attractive terms.  In the event we are unable to liquidate assets sufficient to cover our interest payments on our junior subordinated notes, we would be in violation of the terms of the standstill agreement on our trust preferred securities.  As a result, the holders of the trust preferred securities could exercise their rights to collect the debt, impacting our ability to continue as a going concern.  For the foreseeable future, we do not anticipate having cash available for investing in new loans.

Contractual Obligations
The following table sets forth information about certain of our contractual obligations as of March 31, 2010 (dollars in thousands):

	Total	Less than 1 year		1 - 3 years	3 - 5 years	More than 5 years
Long-Term Debt Obligations
Junior subordinated notes	$30,928	$30,928	(1)	$-	$-	$-
Mortgages	7,720	319		1,979	509	4,913
Notes payable	3,270	1,117		2,153	-	-
Short-Term Debt Obligations
Notes payable	4,972	4,972		-	-	-
Total	$46,890	$37,336		$4,132	$509	$4,913

(1)Due to an uncured event of default, we received notice in July 2009 that the outstanding principal balance had been accelerated and was immediately due and payable.

Critical Accounting Policies and Management Estimates
Our discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, known as GAAP. These accounting principles require us to make some complex and subjective decisions and assessments. Our most critical accounting policies involve decisions and assessments, which could significantly affect our reported assets, liabilities and contingencies, as well as our reported revenues and expenses. We believe that all of the decisions and assessments upon which our financial statements are based were reasonable at the time made based upon information available to us at that time. We evaluate these decisions and assessments on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions. There have been no changes in our critical accounting policies as filed in Form 10-K on March 23, 2010.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4T. CONTROLS AND PROCEDURES

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

As of March 31, 2010, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, we have concluded that, as of March 31, 2010, we maintained effective internal control over financial reporting.

(c) Changes in Internal Controls

There were no significant changes over financial reporting or in other factors in the first quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors
During the period covered by this report, there were no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Reserved

Item 5. Other Information
None.

Item 6. Exhibits

3.1		Third Amended and Restated Articles of Incorporation (included as exhibit 3.1 to the Registrant’s Form 10-K filed on March 31, 2008 and incorporated herein by reference).

3.2
Bylaws of the Company (included as Exhibit 3.2 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-11 (File No. 333-111643) (the “Registration Statement”) and incorporated herein by reference).

10.1
Standstill Agreement dated March 8, 2010 between the Company and Taberna Capital Management, LLC, as Collateral Agent for the Holders of the Preferred Securities (included as exhibit 10.1 to Form 8-K filed on March 12, 2010 and incorporated herein by reference).

21.1		List of Subsidiaries

31.1	*	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith	**Furnished herewith	+Compensation Plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this to be signed on its behalf by the undersigned thereunto duly authorized.

May 12, 2010	DESERT CAPITAL REIT, INC. By: /s/Todd B. Parriott Todd B. Parriott, Chief Executive Officer, President and Chief Investment Officer and Chairman of the Board (Principal Executive Officer)

May 12, 2010	DESERT CAPITAL REIT, INC. By: /s/Stacy M. Riffe Stacy M. Riffe, Chief Financial Officer, (Principal Accounting Officer)