Form 10-Q
period 2010-08-12
DESERT CAPITAL REIT INC
filed 2010-08-12
CIK 1274055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
 (Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

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

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of August 12, 2010 was 16,849,954.

Part I. Financial Information
DESERT CAPITAL REIT, INC.
Consolidated Balance Sheets
(in thousands, except share amounts)

	June 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
Mortgage investments - net of allowance for loan losses of $1,180 at
June 30, 2010 and $6,669 at December 31, 2009	$9,415	$10,664
Real estate owned	7,079	7,992
Investments in real estate	23,109	29,638
Note receivable from related party - net of allowance for loan losses of $4,704 at
June 30, 2010 and $1,785 at December 31, 2009	10,021	12,940
Buildings and equipment - net	11,753	12,055
Land	4,626	4,626
Cash and cash equivalents	755	553
Interest receivable - includes related party interest of $74 at
June 30, 2010 and $76 at December 31, 2009	93	102
Deferred costs	1,190	1,369
Other investments	928	928
Prepaid default costs	683	1,706
Accounts receivable, net	481	171
Other assets	83	223

Total assets	$70,216	$82,967

LIABILITIES AND STOCKHOLDERS' EQUITY
Notes payable	$8,493	$7,132
Mortgages payable	7,661	7,599
Junior subordinated notes payable	30,928	30,928
Management and servicing fees payable, related party	544	733
Accounts payable and accrued expenses	2,257	2,926
Contingent liability on guarantee	4,731	3,431
Shares subject to redemption	2,175	2,132

Total liabilities	56,789	54,881

Commitments and Contingencies - Note 13

Preferred stock, $0.01 par value: 15,000,000 shares authorized, none outstanding	-	-
Common stock, $0.01 par value: 100,000,000 shares authorized; 16,849,954 shares
issued and outstanding on June 30, 2010 and December 31, 2009	169	169
Additional paid-in capital	163,582	163,625
Accumulated deficit	(152,684)	(139,020)

Equity available to common stockholders	11,067	24,774

Noncontrolling interests	2,360	3,312
Total stockholder's equity	13,427	28,086

Total liabilities and stockholders' equity	$70,216	$82,967

The accompanying notes are an integral part of these consolidated financial statements.

DESERT CAPITAL REIT, INC.
Consolidated Statements of Operations
(in thousands, except share amounts)
(unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
INTEREST INCOME
Mortgage investments	$65	$76	$142	$296
Other interest	224	226	446	453
Total interest income	289	302	588	749

Interest expense	817	557	1,732	1,176

Net interest loss	(528)	(255)	(1,144)	(427)
Provision for loan losses	2,741	4,665	2,206	5,679
Net interest loss after provision for loan losses	(3,269)	(4,920)	(3,350)	(6,106)

NON-INTEREST INCOME
Rental income	294	166	610	355
Other	43	103	43	177
Total non-interest income	337	269	653	532

NON-INTEREST EXPENSE
Impairments of real estate	5,152	4,698	6,104	5,785
Equity in loss of unconsolidated real estate investments	18	8,670	863	8,670
Loss on disposal of assets	-	88	-	88
Management and servicing fees	476	470	977	1,511
Professional fees	439	191	1,179	449
Insurance	183	161	362	321
Depreciation	176	107	347	229
Property taxes	72	46	256	155
Contingent loss on guarantee	1,300	-	1,300	-
Other	194	178	360	732
Total non-interest expense	8,010	14,609	11,748	17,940

Loss from continuing operations before taxes	(10,942)	(19,260)	(14,445)	(23,514)

Income tax expense (benefit)	-	(41)	128	(49)
Net loss from continuing operations	(10,942)	(19,219)	(14,573)	(23,465)

Loss from discontinued operations	-	(453)	-	(453)
Net loss	(10,942)	(19,672)	(14,573)	(23,918)

Less: Net loss attributable to noncontrolling interest	118	482	909	495

Net loss available to common stockholders	$(10,824)	$(19,190)	$(13,664)	$(23,423)

Net loss per share - basic and diluted
Loss from continuing operations	(0.64)	(1.11)	(0.81)	(1.36)
Discontinued operations	-	(0.03)	-	(0.03)
Net loss available to common stockholders	$(0.64)	$(1.14)	$(0.81)	$(1.39)

Weighted average outstanding shares - basic and diluted	16,849,954	16,834,690	16,849,954	16,835,275

The accompanying notes are an integral part of these consolidated financial statements.

DESERT CAPITAL REIT, INC
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)
	Six Months Ended
	June 30,
	2010	2009
OPERATING ACTIVITIES
Net loss	$(14,573)	$(23,918)
Adjustments to reconcile net loss to net cash (used) in
provided by operating activities:
Loss on sale of real estate mortgages	-	21
Depreciation and amortization	577	323
Loss from discontinued operations, net of tax	-	453
Loss on disposal of assets	-	88
Provision for loan loss	2,206	5,679
Impairments of real estate	6,104	5,785
Equity in loss of unconsolidated real estate investments	863	8,670
Contingency loss on guarantee	1,300	-
Net change in:
Interest receivable	9	505
Other assets	1,327	306
Accrued and other liabilities	(1,031)	1,294

Net cash used by operating activities of continuing operations	(3,218)	(794)
Net cash used in operating activities of discontinued operations	-	(362)
Net cash used by operating activities	(3,218)	(1,156)

INVESTING ACTIVITIES
Investment in real estate mortgages	(306)	-
Proceeds from repayments and settlements of real estate mortgages	836	-
Proceeds from sales of real estate mortgages	-	275
Proceeds from sales of equity investments in real estate	894	184
Proceeds from sales of real estate owned and investments in real estate	669	32
Acquisition of building and equipment	(45)	(340)

Net cash provided by investing activities of continuing operations	2,048	151
Net cash used in investing activities of discontinued operations	-	(4)
Net cash provided by investing activities	2,048	147

FINANCING ACTIVITIES
Proceeds from notes payable	1,361	1,687
Repayments of notes payable	-	(400)
Net change in restricted cash	-	(262)
Principal increases on mortgage loan	220	-
Principal repayments of mortgage loan	(158)	(167)
Deferred financing costs	(51)	(151)
Redemption of common stock shares	-	(20)

Net cash provided by financing activities of continuing operations	1,372	687
Net cash provided by financing activities of discontinued operations	-	20
Net cash provided by financing activities	1,372	707

Net increase (decrease) in cash and cash equivalents	202	(302)
Cash and cash equivalents at beginning of period	553	351
Cash and cash equivalents at end of period	$755	$49

Supplemental disclosure of cash flow information:

Cash paid for interest	$2,052	$1,347
Cash paid for taxes	-	45
Foreclosed assets acquired in exchange for loans, net of impairments	1,432	11,612
Asset held for sale transferred from mortgage investments, net	-	10,023
Real estate assets owned contributed to equity
investments in real estate	-	13,116
Real estate assets owned contributed to investments in real estate	-	14,940
Equity investments sold in exchange for a receivable	474	19
Transfer from line of credit to other notes payable	-	1,360
Charge off of foreclosure costs	130	195

The accompanying notes are an integral part of these consolidated financial statements.

Desert Capital REIT, INC.
Condensed Notes to Unaudited Consolidated Financial Statements
June 30, 2010

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

With the increased level of non-performing loans combined with our lack of capital and liquidity, we have curtailed our investing activities and have focused our efforts on capital and asset preservation.  We did not originally intend to own real estate; however, market conditions since 2007 have created a situation where, in many cases, foreclosure was the most attractive option available to us. As we have foreclosed on substantially all our mortgage loans, we have adjusted our portfolio strategy to include land ownership and investments in real estate ventures.  Our primary strategy for generating cash flow and resolving our non-performing loans and real estate owned assets includes sales of foreclosed properties.

All of our loan origination and loan servicing activities were provided by CM Capital Services, LLC (“CM Capital”) which was our wholly-owned subsidiary from October 2005 through November 2007, at which time it was sold to CM Group, LLC (“CM Group”) our advisor and a related party.  To the extent we have funds available to invest in new loans, CM Capital will continue to originate and service loans for us.  CM Capital is also the asset manager with respect to our direct and indirect real property interests.

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

Basis of Presentation
The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and rules of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the financial statements and the related management's discussion and analysis of financial condition and results of operations filed on Form 10-K for the fiscal year ended December 31, 2009.  In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of results that may be expected for the entire year ending December 31, 2010.  The consolidated balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

Note 2 - Summary of Significant Accounting Policies
Principles of Consolidation
The accompanying consolidated financial statements include our accounts and the accounts of our wholly-owned and majority owned subsidiaries and controlled entities.  Investments in which we own greater than 50% or we effectively control are consolidated.   All significant intercompany balances and transactions have been eliminated in consolidation.

Our interest in Desert Capital TRS Statutory Trust I, a trust formed for the purpose of issuing trust preferred securities, is accounted for using the equity method and the assets and liabilities are not consolidated into our financial statements due to our determination that Desert Capital TRS Statutory Trust I is a variable interest entity in which we are not the primary beneficiary.  In addition we use the equity method to account for other investments in real estate developments and ventures for which we have 50% or less ownership and the ability to exercise significant influence over operating and financial policies, but do not control.  We use the cost method to account for investments in real estate developments for which we have less than 20% ownership and we do not exercise significant influence.

Reclassifications
Certain reclassifications have been made in the presentation of the three and six months ended June 30, 2009 consolidated financial statements, specifically within the consolidated statements of operations within the caption “Property taxes.” In addition, certain reclassifications have been made in the discontinued operations sections of the consolidated statement of cash flow for the six months ended June 30, 2009, specifically, within the captions “Net cash used in operating activities of discontinued operations,” and “Net cash provided by financing activities of discontinued operations,” and within the investing section of the consolidated statement of cash flow for the six months ended June 30, 2009, specifically “Investment in asset held for sale, net.” The reclassifications were made to reflect such items consistent with our 2010 presentation and had no impact on our overall cash flow, net income, stockholder’s equity, or balance sheets as previously reported.

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

Mortgage Investments
Mortgage investments are intended to be held to maturity and, accordingly are carried at cost, net of any unamortized deferred fees and costs, and any allowance for loan losses and charge-offs.  We generally do not expect prepayments due to the short term nature of the mortgage loans.

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

Entities that issue trust preferred securities are considered VIEs. However, it is not appropriate to consolidate these entities as equity interests are variable interests only to the extent that the investment is considered to be at risk. Since our investments were funded by the entities that issued the trust preferred securities, they are not considered to be at risk.

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

In August 2009, the FASB issued ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value.  This update provides clarification for the fair value measurement of liabilities in circumstances in which a quoted price in an active market for an identical liability is not available. This ASU also clarifies that when estimating a fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability.   The ASU was effective October 1, 2009 and did not have a material effect on our financial position or results of operations.

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

Note 3 - Mortgage Investments
Mortgage investments represent first and second lien positions on acquisition and development, construction and commercial property loans. As of June 30, 2010 all of our loans had fixed interest rates and provided for payment of interest only with a “balloon” payment of principal payable in full at the end of the loan term.

The following table represents our mortgage investments (dollars in thousands):

	June 30, 2010
Loan Type	Number of Loans	Balance	Allowance for Loan Losses	Net Balance	Weighted Average Interest Rate (1)	Portfolio Percentage
Acquisition and development loans	3	$10,595	$(1,180)	$9,415	11.6%	100.0%
Total mortgage investments	3	$10,595	$(1,180)	$9,415	11.6%	100.0%

	December 31, 2009
Loan Type	Number of Loans	Balance	Allowance for Loan Losses	Net Balance	Weighted Average Interest Rate (1)	Portfolio Percentage
Acquisition and development loans	6	$17,326	$(6,669)	$10,657	12.5%	100.0%
Commercial property loans	1	7	-	7	0.0%	0.0%
Total mortgage investments	7	$17,333	$(6,669)	$10,664	12.5%	100.0%

	(1) Represents the stated rate of the loan.

The following table presents our mortgage investments by geographic location (dollars in thousands):

	June 30, 2010				December 31, 2009
Location	Balance	Allowance for loan losses	Net Balance	Portfolio Percentage	Balance	Allowance for loan losses	Net Balance	Portfolio Percentage
Nevada	$-	$-	$-	0.0%	$3,797	$(3,790)	$7	21.9%
Arizona	6,140	(932)	5,208	58.0%	6,140	(1,115)	5,025	35.4%
Missouri	4,455	(248)	4,207	42.0%	7,396	(1,764)	5,632	42.7%
Total	$10,595	$(1,180)	$9,415	100.0%	$17,333	$(6,669)	$10,664	100.0%

The following table presents details on non-performing and impaired loans and related allowance for loan losses as of June 30, 2010 and December 31, 2009 (dollars in thousands):

	June 30, 2010		December 31, 2009
	Number of Loans	Balance	Number of Loans	Balance
Non-performing loans with a specific valuation allowance	2	$5,955	4	$11,186
Non-performing loans without a specific valuation allowance	-	-	1	7
Related allowance for loan losses on non-performing loans	-	(491)	-	(5,554)
Total non-performing loans	2	$5,464	5	$5,639

Performing loans with a related allowance	1	4,640	2	6,140
Related allowance for loan losses on performing loans	-	(689)	-	(1,115)
Total performing loans	1	$3,951	2	$5,025

Total	3	$9,415	7	$10,664

Interest income recognized on impaired loans for the three months ended June 30, 2010 and 2009 was $65,000 and $4,000, respectively. Interest income recognized on impaired loans for the six months ended June 30, 2010 and 2009 was $141,000 and $4,000, respectively.

During the six months ended June 30, 2010, we foreclosed on properties with a fair value of $1.4 million which were comprised of loans with aggregate original balances of $2.9 million. We transferred $1.4 million to real estate owned and $7,000 to investments in real estate.

During the second quarter 2010, we received a payment of $530,000 from a legal settlement against a personal guarantee on a non-performing loan.  This settlement eliminated our position on the investment.  During the six months ended June 30, 2009, we sold property collateralizing two of our mortgage investments in loans with a carrying value of $293,000 for cash proceeds of $275,000, resulting in an $18,000 loss on sale.

Loans with terms that have been modified due to the financial difficulties of a borrower are reported as troubled debt restructures (TDR).  At June 30, 2010, we had restructured loans in our portfolio of $6.1 million and have recorded a recovery of the allowance for loan losses of $932,000.

The following is a roll forward of the allowance for loan losses for the three and six months ended June 30, 2010 and 2009 and year ended December 31, 2009 (dollars in thousands):

	Three Months Ended		Six Months Ended		Year Ended
	June 30,		June 30,		December 31,
	2010	2009	2010	2009	2009
Balance, beginning	$4,689	$15,152	$6,669	$20,805	$20,805
Provision (recoveries) for loan loss	(249)	4,732	(713)	5,938	11,463
Amounts charged off	(3,260)	(4,377)	(3,260)	(4,377)	(25,599)
Transfers to real estate owned	-	(363)	(1,516)	(7,222)	-
Balance, ending	$1,180	$15,144	$1,180	$15,144	$6,669

Note 4 – Real Estate Owned
During the six months ended June 30, 2010, properties with aggregate original loan balances of $2.9 million were foreclosed on and classified as real estate owned.  These properties had a fair value of $1.4 million at the time of foreclosure. In addition, during the six months ended June 30, 2010, we disposed of real estate owned for cash proceeds of $669,000, resulting in no gain or loss on the sales.  During the six months ended June 30, 2009, we disposed of approximately $35,000 of real estate owned for cash proceeds of $32,000, resulting in zero gain or loss for the three months ended June 30, 2009 and a $3,000 loss on the sale for the six months ended June 30, 2009.

The following is a summary of the changes in real estate owned during the six months ended June 30, 2010 (dollars in thousands):

Balance December 31, 2009	$7,992
Foreclosures	1,425
Impairments	(1,799)
Sales of real estate owned	(669)
Adjustment to foreclosure costs	130
Balance June 30, 2010	$7,079

The following is a summary of the carrying value of our real estate owned as of June 30, 2010 and December 31, 2009 (dollars in thousands):

		June 30,	December 31,
Description	Location	2010	2009
Undeveloped land	NV, AZ, CA,TX	$3,770	$4,580
Single family residential lots	NV, AZ, TX	2,073	2,176
Office building	NV, TX	1,236	1,236
Total		$7,079	$7,992

Note 5 – Investments in Real Estate
Cost Method Investments
As of June 30, 2010 and December 31, 2009 we had $2.9 million and $3.0 million, respectively, in real estate investments that we accounted for under the cost method after determining that the investments in the LLC formed to foreclose upon the collateral were not variable interest entities, the activities occurring within the LLCs constituted those of an operating entity and our ownership percentage in those properties was less than 20% and we did not exercise significant influence over the entity.   During the six months ended June 30, 2010, we foreclosed on the collateral securing loans with a carrying value of $7,000 and classified them as cost method investments.  We have evaluated the carrying value of our cost method investments for impairment and have concluded that our share of certain losses within the LLCs is other than temporary resulting in impairments of $103,000 and $127,000 for the three and six months ended June 30, 2010, respectively.

Equity Method Investments
We held $2.9 million and $3.2 million in other real estate investments that we accounted for under the equity method of accounting at June 30, 2010 and December 31, 2009, respectively, after determining that the investments in the LLC formed to foreclose upon the collateral were not variable interest entities or that we were not the primary beneficiary of the variable interest entities, the activities occurring within the LLCs constituted those of an operating entity and our ownership percentages in those properties were greater than 20% but less than 50%, and we were able to exercise significant influence.    We recognized a loss on our equity in these real estate investments of $23,000 and $65,000 during the three and six months ended June 30, 2010, respectively, a direct result of impairments on the underlying assets due to our share of certain losses within the LLCs.  During the six months ended June 30, 2010, we sold property for cash proceeds of $187,000 resulting in no gain or loss on sale during the three and six months ended June 30, 2010.

Equity Method Joint Ventures
We are currently engaged in two joint venture agreements with a third-party homebuilder for the construction of single family homes in Las Vegas, Nevada.   These ventures, in which we contributed real estate that we had received through foreclosure, are accounted for under the equity method of accounting.  Our venture partner manages the operations of the joint ventures.  All major decisions require the approval of both joint venture partners, and voting rights and the sharing of profits and losses are in proportion to the ownership percentages of each joint venture partner.  We have no responsibility to provide additional funding to the ventures.  Additional funding for the construction of homes and sales of such will be provided by our venture partner or incurred by the joint venture.  Our share of losses are limited to the value of the lots contributed.  During the six months ended June 30, 2010, the following activities occurred within our joint ventures:
  three homes were constructed and sold to homeowners for proceeds to us of $120,000;
  we terminated one of our joint venture agreements and sold the underlying lots to our joint venture partner for cash proceeds to us of $587,000;
  we sold the majority of the underlying real estate from one of our two remaining joint ventures to our joint venture partner for consideration of $474,000,  resulting in a reduction of our interest in the joint venture;
  we recognized equity in income for the three months ended June 30, 2010 of $5,000; and
  we recognized impairments for the  six months ended June 30, 2010 of $798,000, a direct result of decreases in the fair value of the lots held in the ventures.
The carrying value of the joint ventures, net of impairments, at June 30, 2010 and December 31, 2009 was $1.0 million and $3.0 million, respectively.

  Fully Consolidated Investments
At June 30, 2010 and December 31, 2009, we held $16.2 million and $20.4 million, respectively, in fully consolidated real estate investments, after determining that activities occurring within the LLCs in which we are a member constituted those of an operating entity and we owned a greater than 50% interest in the LLC.  During the three and six months ended June 30, 2010, we recognized impairments on fully consolidated real estate investments of $3.7 million and $4.2 million, respectively.

We have consolidated the equity and net operating income and expenses of eight entities in which we have  more than 50% ownership.   The noncontrolling interests were between 7% and 36%, and as of June 30, 2010, these interests had a carrying value of $3.0 million.

The following provides a summary of the changes in investments in real estate during the six months ended June 30, 2010 (dollars in thousands):

	Fully		Other Equity
	Consolidated	Equity Method	Method	Cost Method
	Investments	Joint Ventures	Investments	Investments	Total
Balance December 31, 2009	$20,417	$2,997	$3,186	$3,038	$29,638
Assets reclassified from mortgage investments	-	-	-	7	7
Sales of real estate investments	-	-	(187)	-	(187)
Sales of joint venture property	-	(1,181)	-	-	(1,181)
Impairments on real estate investments	(4,178)	-	-	(127)	(4,305)
Equity in loss on real estate investments	-	(798)	(65)	-	(863)
Balance June 30, 2010	$16,239	$1,018	$2,934	$2,918	$23,109

The following is a summary of our investments in real estate at June 30, 2010 and December 31, 2009 (dollars in thousands):

Description	Location	June 30, 2010	December 31, 2009
Undeveloped land	NV, AZ, TX, CA	$18,609	$22,132
Single family residential lots	NV, AZ	1,106	3,263
Office building	NV	979	1,074
Other	NV, OR, AZ	2,415	3,169
Total		$23,109	$29,638

At June 30, 2010, our investments in real estate were held in 33 limited liability companies, and our ownership percentage ranged from negligible to 100%.

Investments in Variable Interest Entities
As discussed further in Note 13, we hold a 37.6% equity investment in Warm Jones, LLC (Warm Jones) and have guaranteed a $13.7 million first lien mortgage loan that was borrowed by Warm Jones.  In addition, Warm Jones borrowed an additional $2.6 million, the proceeds of which were used to pay 12 months of interest on the first and second lien loans, and carrying costs associated with the property.  Both loans have since matured and both loans are in default.   As of June 30, 2010 and December 31, 2009, our equity investment in Warm Jones was valued at zero, a result of the decline in the value of the property.  In addition, we have recorded our estimate of the liability on the guarantee at $4.7 million and $3.4 million at June 30, 2010 and December 31, 2009, respectively.

We determined that Warm Jones was a VIE under applicable accounting standards.  As discussed in Note 2, we adopted amended guidance issued by the FASB effective January 1, 2010 related to the accounting and disclosure requirements for the consolidation of VIEs.  Upon adoption of this standard on January 1, 2010, we re-evaluated Warm Jones and determined that we are not the primary beneficiary and therefore should continue to account for our investment using the equity method of accounting.  Although we have, as a result of the guarantee, the requirement to absorb losses that could be significant to the VIE, we do not have the power to direct the matters that most significantly impact the activities of the LLC, including the management and operations of the property owned by the LLC and disposal rights with respect to the property. Such rights and power are held by the first lien holder.

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

There was no restricted stock expense for the three and six months ended June 30, 2010 and 2009.

Note 7 - Buildings and Equipment
Buildings and equipment are as follows (dollar in thousands):

	June 30, 2010	December 31, 2009
Buildings	$12,280	$12,280
Leasehold improvements	961	957
Equipment	104	100
Furniture and fixtures	466	429
	13,811	13,766

Less accumulated depreciation	(2,058)	(1,711)
Building and equipment, net	$11,753	$12,055

Note 8 – Loss per Share
Basic loss per share includes no dilution and is calculated by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding during each period. Diluted loss per share reflects the potential dilution of securities that could share in the earnings or losses of the entity.  Due to the net loss in all periods presented, the calculation of diluted per share amounts would create an anti-dilutive result and therefore is not presented. As of June 30, 2010 and 2009, there were no unvested shares outstanding under our stock incentive plan.

The following table shows loss attributable to common stockholders (dollars and shares in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
Net loss available to common stockholders:
Loss from continuing operations	$(10,824)	$(18,737)	$(13,664)	$(22,970)
Loss from discontinued operations, net	-	(453)	-	(453)
Net loss available to common stockholders	$(10,824)	$(19,190)	$(13,664)	$(23,423)

Weighted average number of common shares
outstanding basic and diluted	16,850	16,835	16,850	16,835

Loss from continuing operations	$(0.64)	$(1.11)	$(0.81)	$(1.36)
Discontinued operations	-	(0.03)	-	(0.03)
Basic and diluted loss per common share	$(0.64)	$(1.14)	$(0.81)	$(1.39)

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

Upon the death of a stockholder, at the option of the stockholder’s estate, the estate has a limited right of redemption with respect to the common stock.  This right of redemption, for the redemption requests received by June 30, 2010 and December 31, 2009, has been accounted for as a liability.  At June 30, 2010, we had redemption requests for 217,000 shares of common stock totaling $2.2 million.

 Note 10 – Debt
Notes Payable
At June 30, 2010 and December 31, 2009, other notes payable included debt agreements totaling $3.7 million and $3.5 million, respectively, net of interest reserves with a balance of $526,000 and $739,000 at June 30, 2010 and December 31, 2009, respectively, which have been reflected as a reduction in the note balances.  Interest is accrued and paid on the principal amount of the notes, or $4.2 million, the balance at both June 30, 2010 and December 31, 2009.  The interest rates on these notes range from 10% to 13%, and payments are made monthly from the interest reserve account with a balloon payment of the principal balance due at maturity.  The debt is collateralized by certain of our real estate investments with a carrying value at June 30, 2010 of $11.3 million.  The proceeds from the notes, less closing costs, funding of the interest reserves and other fees, were disbursed to our affiliate, CM Capital and classified as prepaid foreclosure expenses on our balance sheets, and at June 30, 2010 and December 31, 2009, the balance of the prepaid expense was $683,000 and $1.7 million, respectively, and will be used for the payment of ownership costs, such as property taxes and legal fees, and servicing and property management fees to our related party loan servicer and property manager, CM Capital.   During the second quarter, CM Capital returned a portion of our prepaid foreclosure costs in the amount of $695,000.

We also have a $5.0 million note payable agreement secured by the land and building of a property foreclosed upon in 2009.   This note bears interest at an annual rate of 11.25% and matures in September 2010.   CM Capital was our loan originator and servicer on this note.  During the six months ended June 30, 2010, we advanced an additional $1 million on this note for which we paid origination fees of $51,000 to CM Capital.   In addition we funded interest reserves related to the note payable and the remaining balance was $225,000 at June 30, 2010.  The net note balance at June 30, 2010 and December 31, 2009 was $4.8 and $3.6 million, respectively. See also Note 14-Acquistition and Discontinued Operations.

The following table presents a summary of our notes payable (dollars in thousands):

		December 31, 2009			2010 Activity		June 30, 2010
Interest Rate	Maturity Date	Original Note Balance	Interest Reserves	Carrying Balance	Principal Advances	Net Interest Reserve Payments	Original Note Balance	Interest Reserves	Carrying Balance
11%	December 2010	$369	$(42)	$327	$-	$19	$369	$(23)	$346
10%	February 2011	1,247	(161)	1,086	-	62	1,247	(99)	1,148
11%	August 2011	226	(43)	183	-	12	226	(31)	195
11%	November 2011	983	(207)	776	-	53	983	(154)	829
11-13%	December 2011	1,169	(286)	883	-	67	1,169	(219)	950
10%	June 2012	250	-	250	-	-	250	-	250
Subtotal Notes Payable		4,244	(739)	3,505	-	213	4,244	(526)	3,718

11.25%	September 2010	4,000	(373)	3,627	1,000	148	5,000	(225)	4,775
Total Notes Payable		$8,244	$(1,112)	$7,132	$1,000	$361	$9,244	$(751)	$8,493

Mortgage Loans Payable
We have a mortgage loan from a bank with an outstanding principal balance of $6.0 million  as of June 30, 2010, which is secured by our office building in Henderson, Nevada.  The loan bears interest at a rate equal to the prime rate, with a floor of 6.75% and a ceiling of 7.75%. Principal and interest are payable monthly and the note matures in 2026, with no prepayment penalty. The interest rate on June 30, 2010 was 6.75%.

We assumed a first lien mortgage payable to a bank upon foreclosure of a 10,330 square foot office building in Houston, Texas in November 2007. The loan had an outstanding principal balance of $1.6 million and $1.5 million as of June 30, 2010 and December 31, 2009, respectively.  During the six months ended June 30, 2010, the bank paid outstanding property taxes on the office building, resulting in an increase in the principal balance of the note of approximately $220,000.  The note bears interest at a rate equal to the prime rate minus 50 basis points (2.75% at June 30, 2010).

Subsequent to June 30, 2010, we entered into a settlement agreement with the bank whereby the bank took title to the property at an agreed upon value of $1.3 million, and we entered into a new promissory note with a balance of $331,000, payable monthly over 12 months, beginning July 2010, at an annual interest rate of 6%.

Junior Subordinated Notes Payable
In June 2006, we issued $30.0 million in unsecured trust preferred securities through a Delaware statutory trust, Desert Capital TRS Statutory Trust I, which is our wholly-owned subsidiary.  The securities bear interest at a floating rate based on the three-month LIBOR plus 400 basis points, which resets each calendar quarter, and was 4.34% on June 30, 2010 and 4.25% at December 31, 2009.

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

In March 2010, we entered into a standstill agreement with the holders of the trust preferred securities pursuant to which such holders have agreed not to exercise any rights or remedies against us to enforce the agreements or collect the debt in exchange for (i) payment of the interest payment due October 31, 2009 in the amount of $344,000 within one business day following our receipt of the executed standstill agreement, which we paid on March 9, 2010, (ii) payment of  the interest payment due January 31, 2010 in the amount of $328,000 on or before March 31, 2010, which we paid on March 31, 2010 and (iii)  continued payment of the quarterly interest payments due under the junior subordinated notes in accordance with the terms of the junior subordinated indenture, including our payment of $329,000 due on April 30, 2010, which we paid on April 30, 2010.  We did not make our July 30, 2010 interest payment as we elected to utilize our 30 day grace period under the terms of the indenture agreement.  If we do not make the July 30, 2010 interest payment prior to the expiration of the 30 day grace period, we will not be in compliance with the standstill agreement and the holders of the trust preferred securities could commence proceedings against us to collect the debt.  At June 30, 2010 and December 31, 2009, interest payable on the securities was $226,000 and $574,000, respectively.

Note 11 - Commitments and Related Parties
CM Group is our Advisor and oversees our day-to-day operations including asset, liability and capital management. In lieu of paying salaries to officers, we compensate our Advisor pursuant to an advisory agreement that entitles it to first-tier management compensation, second-tier management compensation, and reimbursement of expenses.  The officers and majority owners of our Advisor are also our executive officers. The annual first-tier management compensation is 1% of the first $200 million of gross average invested assets plus 0.8% of the gross average invested assets in excess of $200 million, to be paid quarterly.   The first-tier management compensation for the three and six months ended June 30, 2010 was $314,000 and $653,000, respectively, and $60,000 remained payable at June 30, 2010 and was included in management and servicing fees payable on the consolidated balance sheet.  First-tier management compensation for the three and six months ended June 30, 2009 was $365,000 and $742,000, respectively.

The second-tier management compensation is a tiered percentage of the amount of our taxable income excluding provision for loan loss and capital losses, before deducting second-tier compensation less a threshold return, which is the net income that would produce an annualized return on our average invested assets equal to the 10-year U.S. Treasury rate plus 1.0%. The tiered percentage is calculated on the weighted average of 20% of the first $200 million of average invested assets and 10% of the excess over $200 million of average invested assets. The second-tier management compensation is calculated quarterly and any positive quarterly amount is paid by us, along with the first-tier management compensation, within 15 days of receipt of the computations.  There was no second-tier management compensation for the three and six months ended June 30, 2010 and 2009.

During 2008, the composition of our investment portfolio changed dramatically from a performing loan portfolio to a defaulted loan and foreclosed property portfolio. Our Advisor, CM Group, receives a management fee for general management of the day-to-day operations of the REIT. With the changing composition of our assets, the functions being performed by our Advisor, and to a larger degree, CM Capital, our loan originator and servicer, increased and changed significantly. CM Capital’s function as loan servicer has historically been to collect interest payments from the borrowers and to distribute interest payments to the investors.  As compensation for this service, the borrower would pay CM Capital a servicing fee. As the borrowers began defaulting on their loans, CM Capital was no longer able to collect the servicing fees on defaulted loans. At the same time, CM Capital began to perform more complex functions related to the defaulted loans and ultimately the foreclosed property, such as soliciting investor votes on the handling of defaulted loans, handling foreclosure proceedings, processing and paying carrying costs, negotiating with borrowers and builders, structuring joint venture agreements, selling property and designing and executing other workout strategies on behalf of the investors. In December 2008, CM Capital determined that it could no longer advance the carrying costs and workout and resolution costs related to the properties on which it had foreclosed on behalf of the investors, and sent a letter to the investors (owners) of the foreclosed properties giving the investors the option to assume the responsibility for their own asset management functions, or pay CM Capital to provide such services. DCR received such a letter, and in March 2009, agreed to have CM Capital provide asset management services on our behalf. In exchange for such services, we agreed to pay CM Capital servicing fees based on the following: a real estate owned processing fee upon the date of foreclosure in an amount not to exceed 5% of the outstanding loan balance on the date of default, of which 1% is due and payable upon the transfer of title and the remainder is due upon the sale or other disposition of the property plus a yearly servicing fee of either 1% of the original loan balance if the workout strategy is considered simple or 2% of the original loan balance if the workout strategy is considered complex, calculated from the date of foreclosure. For the three and six months ended June 30, 2010, these fees totaled $162,000 and $324,000, respectively, and $106,000 and $769,000 for the three and six months ended June 30, 2009, respectively, and were included in management and servicing fees in the consolidated statement of operations.  At June 30, 2010, $484,000 was payable and was included in management and servicing fees payable on the consolidated balance sheet.

To facilitate payment of certain carrying costs and servicing and property management fees, during 2009, we incurred debt and on June 30, 2010 this debt had a balance of $3.7 million, net of interest reserves. Each loan constituting a portion of the debt is secured by liens on the property whose costs and expenses are being financed by such loan. The outstanding principal balance on this debt was $4.2 million net of interest reserves of $526,000 at June 30, 2010.   CM Capital served as our debt placement agent and servicer, for which we paid placement fees of $64,000 during the six month period ended June 30, 2009.  During the six months ended June 30, 2010, we have not placed additional debt on properties to facilitate payment of carrying costs.     In addition, we funded interest reserves related to the notes payable, and at June 30, 2010 and December 31, 2009, the balances of $526,000  and $739,000, respectively, of unexpended proceeds are being held in a trust account maintained with Preferred Trust Company, an entity partially owned by our Chief Executive Officer.  The proceeds, less closing costs, funding of the interest reserves and other fees were prepaid to our servicer, CM Capital, to be used for the payment of costs associated with being a land owner and servicing and property management fees payable to CM Capital.  The balance of the prepaid account at June 30, 2010 and December 31, 2009 was $683,000 and $1.7 million, respectively.  During the second quarter, CM Capital returned a portion of our prepaid foreclosure costs in the amount of $695,000 and the entire amount remains as of June 30, 2010.

We entered into a $5.0 million note payable agreement, of which $4.0 million was entered into during 2009 and an additional $1.0 million was entered into during 2010.  The note is secured by the land and building of 3MO, LLC, a property foreclosed upon in 2009.  See also Note 10 – Debt.  This note bears interest at an annual rate of 11.25% and matures in September 2010.   CM Capital was our loan originator and servicer on this note for which we paid origination and servicing fees of $51,000 during the first six months in 2010 related to the $1.0 million advance.  In addition we funded interest reserves related to the note payable and the remaining balance was $225,000 at June 30, 2010 which is being held in a trust account maintained with Preferred Trust Company, an entity partially owned by our Chief Executive Officer.  The net note payable balance at June 30, 2010 and December 31, 2009 was $4.8 and $3.6 million, respectively.

We have a 37.6% equity investment in real estate that had an original loan balance of $11.9 million and a carrying balance of zero at June 30, 2010.  We formed a limited liability company, Warm Jones, LLC, to foreclose on the property in 2007.    In February 2010, the first lien loan on Warm Jones matured and is now fully due and payable.  Because we guaranteed the payment of the first lien loan, the lenders under the first lien mortgage may pursue Desert Capital for all amounts currently due and owing under the loan.  We determined that our potential liability under the guarantee was approximately $4.7 million and $3.4 million as of June 30, 2010 and December 31, 2009, which is included in other liabilities in our consolidated balance sheets.  The increase of potential liability was due to the default on the debt by Warm Jones, LLC, combined with a continued decrease in the value of the property.  To potentially limit our liability on the guarantee, we paid $137,000 of interest during the six months ended June 30, 2010 to the first lien lenders to keep the interest payments on the note current through February 2010.   We did not pay any interest to the first lien lenders during the three months ended June 30, 2010.  In July 2010, we entered into a forbearance agreement with the first lienholders.  Pursuant to the forbearance agreement, the first lien lenders have agreed to forbear from enforcing payment under the guarantee until June 2011 and have agreed to waive all accrued and unpaid interest and all interest that accrues during the forbearance period, provided that the loan is repaid in full on or before June 2011.  Upon our execution of the forbearance agreement, we paid outstanding property taxes of $200,000 and are required to continue to pay the property taxes during the forbearance period.

During 2008, CM Capital was not in compliance with certain financial covenants contained in the loan agreement related to the $15.5 million promissory note payable to TRS and in October 2008, a  special committee of the independent members of our Board of Directors and CM Capital agreed to modify the loan terms and as a result principal payments on the note were deferred for two years, and the interest rate was reduced from 9% to 6% per annum effective as of July 1, 2008.  Additionally, the working capital financial covenant was replaced with the requirement to maintain a cash balance of $250,000 at the end of each quarter, and the first measurement period for the fixed charge coverage ratio was moved from December 31, 2007 to December 31, 2008.  Based on the modified terms of the promissory note, the modification resulted in an impairment based on the present value of the expected future cash flows under the modified terms.  The modification was accounted for as a TDR and resulted in an impairment of $2.1 million in 2008.  Recoveries of zero and $71,000 during the three and six months ended June 30, 2010, respectively, and $67,000 and $259,000 during the three and six months ended June 30, 2009, respectively, of the $2.1 million impairment were recorded due to the passage of time and the accompanying accretion of the restructure discount.

CM Capital failed to comply with certain financial covenants contained in the loan agreement at December 31, 2009 and March 31, 2010.  As a result, our Board of Directors formed a special committee of our independent directors to review the financial covenants and negotiate a strategy to resolve the defaulted status of the loan. During the second quarter of 2010, we entered into a forbearance agreement with CM Capital whereby we agreed to give CM Capital ninety days to address the covenant default on our $15.5 million note receivable.  At June 30, 2010, CM Capital continued to be in default of certain financial covenants, and subsequent to June 30, 2010, the independent members of our Board of Directors agreed to extend the forbearance agreement another ninety days, during which time the independent members of our Board will evaluate the financial condition of CM Capital to determine our further course of action.  The continued default may be an indication of the weakening financial condition of CM Capital at June 30, 2010.  Due to the continued default and potential weakening financial condition of CM Capital, management determined that it was appropriate to record an additional impairment to the note receivable of $3.0 million as of June 30, 2010.  The impairment does not reflect a change in the repayment terms of the note receivable or a reduction in the amount owed under the note receivable.  At June 30, 2010, the carrying value of the note receivable was $10.0 million, net of a $4.7 million impairment.  We earned interest on this note receivable for the three and six months ended June 30, 2010 and 2009 of $223,000 and $444,000, respectively.  At June 30, 2010, $74,000 was receivable and was received subsequent to June 30, 2010.

We lease office space to CM Group and its affiliates under generally cancelable operating leases by either party on thirty days written notice.  Total rent received from related parties for the three and six months ended June 30, 2010 was $145,000 and $277,000, respectively, and $130,000 and $259,000 for the three and six months ended June 30, 2009, respectively.

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

The following table summarizes the carrying values and the estimated fair values of financial instruments as of June 30, 2010 and December 31, 2009 (dollars in thousands):

	June 30, 2010		December 31, 2009
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash, cash equivalents and restricted cash	$755	$755	$553	$553
Interest receivable	93	93	102	102
Note receivable - related party	10,021	10,021	12,940	11,111
Mortgage investments - net	9,415	9,241	10,664	10,435

Financial liabilities:
Notes payable	8,493	8,457	7,132	6,995
Contingent liability on guarantee	4,731	4,731	3,431	3,431
Mortgages payable	7,661	7,249	7,599	7,021
Junior subordinated notes	30,928	30,928	30,928	30,928

We used the following methods and assumptions in estimating the fair value of each class of financial instrument:

●	Cash, cash equivalents and restricted cash: The carrying values of cash and short-term instruments approximate fair values.
●	Interest receivable: Carrying values approximate fair values due to their short term nature.
●
Note receivable – related party: Fair value is estimated using discounted cash flow analyses based on a rate reflective of the current market environment for a similar period, the fixed amount of the note receivable and an estimated risk of default based on similar business operations and history of operations.

●
Mortgage investments-net:  At June 30, 2010 and December 31, 2009 the fair value of fixed rate loans currently classified as performing, was computed based on the probability of collection of the cash flow, a risk free rate of return on all estimated cash flows, the estimated realization of collateral based on recent history and the fixed interest rate of the loans.  At June 30, 2010 and December 31, 2009, substantially all of our impaired loans were evaluated based on the fair value of their underlying collateral based upon the most recent appraisal available to management or recent transaction prices for similar collateral, and as such, the carrying values of these instruments, net of allowance for loan losses, approximates the fair value.  Fair value inputs on performing and non-performing loans are considered Level 3.

●	Contingent liability on guarantee: For June 30, 2010 and December 31, 2009 we based the fair value on the collateral value of the property underlying the guarantee, less carrying and settlement costs, and are factors that are considered Level 3 inputs.
●
Mortgage loans payable and notes payable:  For June 30, 2010 and December 31, 2009 our credit standing was taken into consideration, as well as the assigned collateral which was considered more than adequate, the estimated risk to the lender of the collateral to the loan balance and rates reflective of the current market environment, all of which were factors in the computation of fair value and were considered Level 3 inputs.

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

We do not have any assets or liabilities that are measured at fair value on a recurring basis.  The following table presents our assets and liabilities that are measured at fair value on a nonrecurring basis at June 30, 2010 and December 31, 2009.  Level 1 and Level 2 data were not used in the fair value measure.

	Level 3 Estimated Fair Value
	(dollars in thousands)
	Impaired mortgage	Investments in	Real estate	Contingent liability
	investments	real etate	owned	on guarantee	Total
Balance, December 31, 2009	$5,639	$29,638	$7,992	$(3,431)	$39,838
Foreclosures	(1,432)	7	1,425	-	-
Sales	-	(1,368)	(669)	-	(2,037)
Impairments and equity losses	-	(5,168)	(1,799)	(1,300)	(8,267)
Transfers and other charge offs	1,257	-	130	-	1,387
Balance, June 30, 2010	$5,464	$23,109	$7,079	$(4,731)	$30,921

Note 13 – Commitments and Contingencies
We are currently subject to a U.S. federal income tax audit in respect of the claim of certain deductions, which resulted in a request for tax refund of $316,000 for the 2006 taxable period and we have been notified that our 2006 and 2007 tax years are also under review. To date, the Internal Revenue Service has not asserted any proposed adjustments or assessments with respect to the audit.  Although we believe that the deductions will be respected for U.S. federal income tax purposes, there can be no assurance that the Internal Revenue Service will not successfully challenge some or all of such deductions. If the Internal Revenue Service successfully challenges some or all of such deductions, the Company may be subject to a tax liability.

Note 14 – Acquisition and Discontinued Operations
On April 22, 2009, our TRS formed a subsidiary, 3MO, LLC, to foreclose on a nonperforming loan collateralized by an operating business, a gentlemen’s club in Las Vegas, Nevada, and at acquisition, classified the real estate property and related business as assets and liabilities held for sale as our plan and intention at that time was to sell the property.  Upon foreclosure we measured the fair value of the real estate property and related business at $10.0 million.  The related results of operations were reported as discontinued operations on our consolidated statement of operations for the period from April 22, 2009 through November 15, 2009. On November 16, 2009, after efforts to sell the property were unsuccessful, we entered into an agreement with a third party to lease the facilities, at which time we ceased our operations of the business.

Net operating revenues and losses on discontinued operations for the period from April 22, 2009 to June 30, 2009 were as follows:

Three months ended
June 30, 2009
Revenue	$1,191
Cost of goods sold	846
Operating cost and expenses	788
Total operating cost and expenses	1,634
Operating loss	(443)
Interest expense	10
Loss from discontinued operations	$(453)

Note 15 – Going Concern
The accompanying financial statements have been prepared in conformity with principles of accounting applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  Over the past two years we have experienced substantial losses. The following table sets forth our cumulative losses from December 31, 2008:

	Net losses	Loss per share	Allowance, Impairments and loss in equity investments
Year ended December 31, 2008	$(37,477)	$(2.23)	$37,275
Year ended December 31, 2009	(53,016)	(3.15)	41,385
Six months ended June 30, 2010	(13,664)	(0.81)	9,173

Cumulative thirty month total	$(104,157)	$(6.19)	$87,833

These financial results have had a materially adverse impact on our financial condition and cause us to conclude that there is substantial doubt as to our ability to continue as a going concern.   Our performing portfolio currently consists of one loan, and our real estate portfolio is now almost exclusively comprised of non-income producing real estate, the costs of which are continually increasing.  These costs include servicing and property management fees payable to CM Capital, property taxes, legal fees, maintenance costs and resolutions costs.  Because our portfolio of performing loans has decreased to $4.6 million, our recurring cash flow is not sufficient to cover our general operating costs, including real estate carrying costs.  Our future viability is dependent on our ability to execute portfolio resolution strategies that will offer operating liquidity, including potentially being required to sell assets at unfavorable prices.  In addition, we have entered into a standstill agreement with the holders of the trust preferred securities as discussed further in Note 11.  To the extent that we are not able to comply with the terms of the standstill agreement, the holders of the trust preferred securities could exercise their rights and remedies against us to collect the debt, which would have a material and adverse effect on our financial condition and could potentially cause us to seek a relief through a filing under the U.S. Bankruptcy Code.  If we fail to execute these plans successfully or otherwise address our liquidity shortfall, we would not have adequate liquidity to fund our operations and would not be able to continue as a going concern.

Note 16 - Subsequent Events
In July 2010, we received cash proceeds of $40,000 on a partial sale of one of our real estate owned assets, resulting in no gain or loss.

In July 2010, we received cash proceeds of $462,000 from the sale of certain of our real estate investments.

As discussed further in Note 10, we entered into a settlement agreement with the bank whereby the bank took title to the property at an agreed upon value of $1.3 million, and we entered into a new promissory note with a balance of $331,000.

In August 2010, the independent members of our Board of Directors agreed to extend the forbearance agreement relating to our note receivable with CM Capital for another ninety days.

In August 2010, we received cash proceeds of $276,000 from the sale of certain of our real estate investments.

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

Overview

The second quarter results reflect continued pressure from an uncertain economy and the struggling residential and commercial markets.  For the three and six months ended June 30, 2010, we reported a net loss of $10.8 million, or $0.64 loss per share, and $13.7 million, or $0.81 loss per share, respectively, compared to net losses of $19.2 million and $23.4 million during the same periods in 2009, respectively.   Contributing to the second quarter net loss was $5.2 million in impairments of real estate investments, including losses in equity investments, and our continued increase in operating costs, specifically expenses related to our ownership of foreclosed properties and a $3.0 million impairment on our related party note receivable.  During the three months ended June 30, 2010, we incurred $72,000 in property taxes and $162,000 in servicing fees to CM Capital.

CM Capital failed to comply with certain financial covenants contained in the loan agreement relating to our $15.5 million note receivable at December 31, 2009 and March 31, 2010.  As a result, our Board of Directors formed a special committee of our independent directors to review the financial covenants and negotiate a strategy to resolve the defaulted status of the loan. During the second quarter of 2010, we entered into a forbearance agreement with CM Capital whereby we agreed to give CM Capital ninety days to address the covenant default on our $15.5 million note receivable.  At June 30, 2010, CM Capital continued to be in default of certain financial covenants, and the independent members of our Board of Directors agreed to extend the forbearance agreement another ninety days, during which time the independent members of our Board will evaluate the financial condition of CM Capital to determine our further course of action.  Due to the continued default, management determined that it was appropriate to record an additional impairment to the note receivable of $3.0 million as of June 30, 2010.  The continued default may be an indication of the weakening financial condition of CM Capital at June 30, 2010.  The impairment does not reflect a change in the repayment terms of the note receivable or a reduction in the amount owed under the note receivable.  At June 30, 2010, the carrying value of the note receivable was $10.0 million, net of a $4.7 million impairment.

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

In March 2010, we entered into a standstill agreement with the holders of the trust preferred securities pursuant to which such holders have agreed not to exercise any rights or remedies against us to enforce or collect the debt in exchange for (i) payment of the interest payment due October 31, 2009 in the amount of $344,000 within one business day following our receipt of the executed standstill agreement, which we paid on March 9, 2010, (ii) payment of  the interest payment due January 31, 2010 in the amount of $328,000 on or before March 31, 2010, which we paid on March 31, 2010, and (iii)  continued payment of the quarterly interest payments due under the junior subordinated notes in accordance with the terms of the junior subordinated indenture including our payment of $329,000 due on April 30, 2010, which we paid on April 30, 2010.  We did not make our July 30, 2010 interest payment as we elected to utilize our 30 day grace period under the terms of the indenture agreement.  If we do not make the July 30, 2010 interest payment prior to the expiration of the 30 day grace period, we will not be in compliance with the standstill agreement.  To the extent that we are not able to comply with the terms of the standstill agreement, the holders of the trust preferred securities could exercise their rights and remedies against us to collect the debt, which would have a material and adverse effect on our financial condition and could potentially cause us to seek relief through a filing under the U.S. Bankruptcy Code.

Our costs related to real estate ownership include servicing and property management fees payable to CM Capital, property taxes, legal fees, maintenance costs and resolutions costs.  As we continue to resolve our foreclosed properties through sales, our costs to carry the properties should decrease over time. Until we resolve our foreclosed properties, our recurring cash flow is not sufficient to cover our general operating costs, including real estate carrying costs.  As a result, we  have leveraged a portion of our real estate assets in order to raise necessary operating capital. During 2009, we entered into $4.2 million of debt, which was placed by CM Capital with individual trust deed investors. The cash proceeds from this debt were prepaid to CM Capital to cover specific costs related to carrying and resolving our real estate portfolio, as well as 12 to 24 months of interest payments on the debt. In addition, we placed $5.0 million of debt on the property of 3MO, LLC, a gentleman’s club, which is being leased to a third party.  We continue to closely monitor and manage our liquidity position, understanding that this is of critical importance in the current economic environment. At June 30, 2010, our ratio of debt to total assets was 64.3%.

While our entire portfolio of real estate investments continues to be negatively impacted by market forces, we continue to take important steps to address our portfolio issues and manage our cash position. The summary of our recent actions is as follows:

●	Negotiated a forbearance agreement with the first lienholders of a loan we guaranteed, allowing for additional time to potentially resolve the property securing the guaranteed loan;
●	Negotiated a standstill agreement with the holders of our trust preferred securities and have complied with the terms of this agreement; and
●	Sold real estate for cash proceeds to us of $1.6 million during the first six months of 2010.

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

Our Investments

Real Estate Owned and Investments in Real Estate
We were established as a mortgage REIT; however, as our borrowers began defaulting on their obligations to us, our Advisor determined that, in many instances, the best course of action was to foreclose on the underlying collateral and take title to the property. Real estate owned and investments in real estate consist of property acquired through foreclosure on mortgage loans. During the six months ended June 30, 2010, we foreclosed on three loans with an aggregate original loan amount of $2.9 million, and a fair value at the time of foreclosure of $1.4 million.

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

The following table represents our real estate owned and investment in real estate assets, classified by original loan type, at June 30, 2010 (dollars in thousands):

	Investments in Real Estate		Real Estate Owned		Joint Ventures
Original Loan Type	Original Loan Positions	Net Carrying Value (in thousands)	Original Loan Positions	Net Carrying Value (in thousands)	Original Lot Positions	Net Carrying Value (in thousands)
Acquisition and development loans	39	$21,017	4	$5,043	66	$298
Construction loans	11	1,067	3	2,036	10	720
Commercial property loans	1	7	-	-	-	-
Total	51	$22,091	7	$7,079	76	$1,018

Real Estate Owned
Real estate owned consists of property acquired through foreclosure on mortgage loans. As of June 30, 2010, we held $7.1 million in real estate owned.

Joint Ventures
When we pursue our resolution strategy of contributing foreclosed property to a joint venture, we account for our resulting ownership as an equity investment in real estate.   We are currently engaged in two joint venture agreements with a third-party homebuilder for the construction of single family homes in Las Vegas, Nevada.  The carrying value of these joint ventures at June 30, 2010 was $1.0 million. Our joint venture partner, the developer, is constructing homes on each of two projects, and selling the completed homes to homeowners. Under terms of the joint venture agreements, the developer funds the majority of the costs of construction, and we receive our proportionate share of the lot contribution price plus our percentage of the profits depending on our ownership interest, either upon the sale of each home or upon dissolution of the joint venture. We anticipate that the construction and sale of  the remaining homes in each of the joint venture projects will take from 12 to 18 months.  During the six months ended June 30, 2010, the following activities occurred within our joint ventures:
  three homes were constructed and sold to homeowners for proceeds to us of $120,000;
  we terminated one of our joint venture agreements and sold the underlying lots to our joint venture partner for cash proceeds to us of $587,000; and
  we sold the majority of the underlying real estate from one of our two remaining joint ventures to our joint venture partner for consideration of $474,000, resulting in a reduction of our interest in the joint venture.
Cost Method Investments
In situations where our interest in an LLC is less than 20% and we do not have significant influence or direct control over the LLC, we account for the investment under the cost method of accounting.  We held $2.9 million in real estate investments accounted for under the cost method at June 30, 2010.

Equity Method Investments
In situations where our interest in an LLC represents between 21% and 50%, and we exercise significant influence but not have direct control over the LLC, we classify the investment as investments in real estate under the equity method of accounting.  Our equity method investments had a carrying value of $2.9 million at June 30, 2010.  We sold equity method investments for cash proceeds to us of $187,000 during the six months ended June 30, 2010.

Investments in Variable Interest Entities
In connection with our 37.6% equity investment in Warm Jones, LLC (Warm Jones) we guaranteed a $13.7 million first lien mortgage loan that was borrowed by Warm Jones.  In addition, Warm Jones borrowed an additional $2.6 million, the proceeds of which were used to pay 12 months of interest on the first and second lien loans, and carrying costs associated with property.  Both loans have since matured and both loans are in default.   As of June 30, 2010 and December 31, 2009, our equity investment in Warm Jones was valued at zero, a result of the decline in the value of the property.  We have recorded our estimate of the liability on the guarantee of the first lien debt at $4.7 million and $3.4 million at June 30, 2010 and December 31, 2009, respectively.

We determined that Warm Jones was a VIE under applicable accounting standards.  We re-evaluated Warm Jones and determined that we are not the primary beneficiary and therefore should continue to account for our investment using the equity method of accounting.  Although we have, as a result of the guarantee, the requirement to absorb losses that could be significant to the VIE, we do not have the power to direct the matters that most significantly impact the activities of the LLC, including the management and operations of the property owned by the LLC and disposal rights with respect to the property. Such rights and power are held by the first lien holder.

Fully Consolidated Investments
If we determine that we hold a controlling interest with less than 100% ownership, we fully consolidate these investments on our balance sheet and reflect the minority owner’s position as noncontrolling interest on the balance sheet.   The ownership positions of the minority shareholders are reflected separately on the balance sheet as noncontrolling interests.  At June 30, 2010, we held $16.2 million in fully consolidated real estate investments and the noncontrolling interests related to these investments had a carrying value of $3.0 million.

Mortgage Loans
At inception, our stated business plan was the investment in a variety of types of mortgage loans; however, because of our lack of access to capital, we did not originate any new mortgage loans during 2009.  During the six months ended June 30, 2010, we invested $306,000 in mortgage investments, using cash available from the sale of foreclosed properties, and were assigned out of these same loans during the six months ended June 30, 2010. We will not have funds available to make new investments in mortgage loans until we are able to resolve our non-performing loans or sell some of our real estate assets.  At the time of origination, our mortgage investments were short-term (12 to 18 months), balloon loans with fixed interest rates. A substantial portion of these loans consisted of interest-carry loans, meaning we provided the borrower with sufficient financing to enable it to make the interest payments during the term of the loan. To date, all of the mortgage loans which we have funded have been originated by CM Capital. At June 30, 2010, we had one performing loan which was secured by property located in Arizona.  We have a significant concentration of credit risk with a large borrower, representing the only borrower still performing on the majority of the original obligation.  At June 30, 2010, the aggregate amount of loans to this borrower was $6.1 million with a carrying value of $5.2 million. Our remaining borrower concentration resides with one borrower with a loan carrying value of $4.2 million who is no longer performing on the original obligation. We anticipate completing foreclosure on this property within sixty to ninety days.

Results of Operations for the three months ended June 30, 2010 compared to the three months ended June 30, 2009

Revenues
Interest income generated on our mortgage investments decreased by $11,000 or 14.5%, to $65,000 for the three months ended June 30, 2010 from $76,000 for the three months ended June 30, 2009. In April 2009, we modified the terms of two loans under troubled debt restructures (TDR) due to the financial difficulties of the borrower.  In May 2010, one TDR became non-performing, resulting in lower interest income for the three months ended June 30, 2010.

Other interest income primarily includes interest income on our related party note from CM Capital.  Interest income earned on our related party note for the three months ended June 30, 2010 and 2009 was $223,000.

Non-interest income increased by $68,000 or 25.2%, to $337,000 for the three months ended June 30, 2010 from $269,000 for the three months ended June 30, 2009.  Non-interest income consists of rental income and other miscellaneous income.  Rental income increased by $128,000, a result of a $51,000 increase in our office space lease income and $77,000 in rental income earned from our operating business, 3MO, LLC whose operating facilities were leased to a third party beginning in the fourth quarter of 2009.  Other income decreased by $60,000 during the three months ended June 30, 2010, a direct result of a decrease in guarantee fees of $103,000 that we had earned during the three months ended June 30, 2009, related to our guarantee of Warm Jones, LLC.  We did not earn any guarantee fees in 2010.  The decrease was offset by $43,000 earned in other income for the three months ended June 30, 2010.

Expenses
Interest expense consists of interest and origination fees on our notes payable, mortgage debt, bank note, and junior subordinated notes payable. Interest expense increased by $260,000 or 46.7%, to $817,000 for the three months ended June 30, 2010 from $557,000 for the three months ended June 30, 2009.   This increase was a result of the increase of $7.2 million in our fixed rate notes from the three months ended June 30, 2009 which increased interest expense, including origination fees by $290,000 from the three months ended June 30, 2009.  This increase was offset by a $30,000 decrease in interest expense on our variable rate debt, specifically our junior subordinated notes and mortgage notes payable and a decrease of interest expense on our bank note which was paid off in November 2009.  The average interest rate on our variable rate debt decreased to 4.6% during the three months ended June 30, 2010 from 4.8% during the three months ended June 30, 2009 resulting in an overall decrease of $15,000. The remaining $15,000 decrease was as a result of the pay off of our bank note in November 2009.

Non-interest expense, including provision for loan losses decreased by $8.5 million, or 44.2%, to $10.8 million for the three months ended June 30, 2010 from $19.3 million for the three months ended June 30, 2009. The decrease in non-interest expense was due to a decrease of $13.2 million on impairments of all of our real estate assets to $4.9 million, down 72.8% from the three months ended June 30, 2009 of $18.1 million.   Offsetting the $13.2 million decrease was an increase of $3.0 million on our provision for loan losses on our related party note receivable.  The decrease in non-interest expense as a result of impairments for the three months ended June 30, 2010 was also offset by an increase in our contingent liability of our guarantee of Warm Jones, LLC. We have determined that our potential liability related to the guarantee was approximately $4.7 million as of June 30, 2010, an increase of $1.3 million during the three months ended June 30, 2010.  The increase in our estimated liability under the guaranty is due to a further decrease in the estimated value of the property collateralizing the guaranteed loan.

Loss from discontinued operations during the three months ended June 30, 2009 of $453,000 represents our loss on the operation of the business that we foreclosed on in April 2009 and was classified as held for sale until November 2009.  In November 2009, we entered into an agreement with a third party to lease the facilities, thus ceasing our operation of the business.

As of June 30, 2010, we reported noncontrolling interests in real estate ventures with a carrying value of $2.4 million related to our consolidation of eight entities.  During the three months ended June 30, 2009, our noncontrolling interests were comprised of one entity.   Net loss attributable to noncontrolling interest was $118,000 for the three months ended June 30, 2010, a decrease in loss of $364,000 from $482,000 for the three months ended June 30, 2009. The decrease in loss for the three months ended June 30, 2010 from the three months ended June 30, 2009, is a direct result of a decrease in impairments on the properties underlying the investments.

Results of Operations for the six months ended June 30, 2010 compared to the six months ended June 30, 2009

Revenues
Interest income generated on our mortgage investments decreased by $154,000 or 52.0%, to $142,000 for the six months ended June 30, 2010 from $296,000 for the six months ended June 30, 2009.   In April 2009, we modified the terms of two loans under troubled debt restructures (TDR) due to the financial difficulties of the borrower, resulting in a $108,000 decrease in interest income for the six months ended June 30, 2010.  In addition, in May 2010, one TDR loan became non-performing, resulting in a $46,000 decrease in income for the six months ended June 30, 2010 from the six months ended June 30, 2009.

Other interest income primarily includes interest income on our related party note from CM Capital.  Interest income earned on our related party note for the six months ended June 30, 2010 and 2009 was $444,000.

Non-interest income increased by $121,000 or 22.7%, to $653,000 for the six months ended June 30, 2010 from $532,000 for the six months ended June 30, 2009.  Non-interest income consists of rental income and other miscellaneous income.  Rental income increased by $255,000, a result of a $59,000 increase in our office space leases and a $196,000 in rental income earned from our operating business, 3MO, LLC whose operating facilities were leased to a third party beginning in the fourth quarter of 2009.  Other income decreased by $134,000 during the six months ended June 30, 2010 a direct result of a decrease in guarantee fees of $171,000 that we had earned during the six months ended June 30, 2009, related to our guarantee of Warm Jones, LLC.  We did not earn any guarantee fees in 2010.  The decrease was offset by $43,000 earned in other income for the six months ended June 30, 2010.

Expenses
Interest expense consists of interest and origination fees on our notes payable, mortgage debt, bank note, and junior subordinated notes payable. Interest expense increased by $556,000 or 47.3%, to $1.7 million for the six months ended June 30, 2010 from $1.2 million for the six months ended June 30, 2009.   This increase was a result of the increase of $7.2 million in our fixed rate notes from the six months ended June 30, 2009 which increased interest expense, including origination fees by $610,000 from the six months ended June 30, 2009.  Interest expense also included interest payments made on a loan we have guaranteed.  To potentially limit our liability on the guarantee, we paid $137,000 of interest to the lender during the six months ended June 30, 2010 to keep the note current.  There were no interest payments made to the lender during the six months ended June 30, 2009. This increase was offset by a $187,000 decrease in interest expense on our variable debt, specifically our junior subordinated notes and mortgage notes payable, and a decrease in interest expense on our bank note which was paid off in November 2009.  The average interest rate on our variable rate debt decreased to 4.6% during the six months ended June 30, 2010 from 5.4% during the six months ended June 30, 2009 resulting in an overall decrease of $154,000 and our bank note was paid off in November 2009 resulting in a $33,000 decrease.

Non-interest expense, including provision for loan losses decreased by $9.6 million, or 40.9%, to $14.0 million for the six months ended June 30, 2010 from $23.6 million for the six months ended June 30, 2009. The decrease in non-interest expense was due to a decrease of $14.1 million on impairments of all of our real estate assets to $6.3 million, down 69.3% from the six months ended June 30, 2009 of $20.4 million.   Offsetting the $14.1 million was an increase of $3.2 million on our provision for loan loss on our related party note receivable and a recovery of $530,000 in our provision for loan losses due to a settlement received during the six months ended June 30, 2010, on a mortgage investment we had previously fully impaired.

Non-interest expense also decreased due to a decrease in management and servicing fees of $534,000 for the six months ended June 30, 2010, or 35.3% from $1.5 million for the six months ended June 30, 2009.   This decrease includes a decrease in servicing fees to CM Capital, our related party servicer and a decrease in management fees payable pursuant to the advisory agreement with CM Group as a result of the decrease in our gross average invested assets during the six months ended June 30, 2010.  The decrease in impairments and management and servicing fees at June 30, 2010 was offset by an increase in professional fees of $730,000 from the six months ended June 30, 2009, which includes legal expenses related to foreclosed properties of $212,000 and other general matters of $450,000.

Also included in non-interest expense is the valuation of our guarantee for the payment of the first lien loan to Warm Jones, LLC. We have determined that our potential liability related to the guarantee was approximately $4.7 million as of June 30, 2010, an increase of $1.3 million during the six months ended June 30, 2010.  The increase in our estimated liability under the guaranty is due to the decrease in the estimated value of the property collateralizing the guaranteed loan.

Loss from discontinued operations during the six months ended June 30, 2009 of $453,000 represents our loss on the operation of the business that we foreclosed on in April 2009 and was classified as held for sale until November 2009.  In November 2009, we entered into an agreement with a third party to lease the facilities, thus ceasing our operation of the business.

As of June 30, 2010, we reported noncontrolling interests in real estate ventures with a carrying value of $2.4 million related to our consolidation of eight entities.  During the six months ended June 30, 2009, our noncontrolling interests were comprised of one entity.   Net loss attributable to noncontrolling interest was $909,000 for the six months ended June 30, 2010, an increase in loss of $414,000 from $495,000 for the six months ended June 30, 2009, which was directly related to the increase in the number of entities consolidated during this period.

In accordance with the Statement of Policy Regarding Real Estate Investment Trusts adopted by the NASAA membership on May 7, 2007, if total operating expenses exceed 2% of average invested assets or 25% of net income, whichever is greater, disclosure of such fact shall be made to the stockholders.  Total operating expenses are defined as the aggregate expenses of every character paid or incurred by us as determined under GAAP, including advisor fees, but excluding: organization and operating expenses; interest payments; taxes; non-cash expenditures such as depreciation, amortization and bad debt reserves; incentive fees; and acquisition fees and expenses.  For the twelve months ended December 31, 2009 and June 30, 2010, total operating expenses were 2.67% and 2.86%, respectively of average invested assets.  The independent committee of our board of directors reviewed the expenses and determined that the expenses were reasonable and justified based on the nature of the expenses relative to the value of our average invested assets.

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

The following table represents a reconciliation of our GAAP income to our estimated REIT taxable income (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

GAAP net (loss)	$(10,942)	$(19,672)	$(14,573)	$(23,918)
Adjustments to GAAP net income (loss):
Noncontrolling interest	118	482	909	495
Provision for loan losses	(249)	4,733	(714)	5,939
Impairment of real estate	5,152	4,698	6,104	5,785
Contingent loss on guarantee	1,300	-	1,300	-
Equity in losses of real estate investments	18	8,670	863	8,670
Actual losses on real estate and loans	(9,324)	(4,377)	(14,807)	(8,046)
Net adjustment for TRS loss	3,642	389	4,306	572
REIT taxable income (loss)	$(10,285)	$(5,077)	$(16,612)	$(10,503)

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

Net cash used in operating activities during the six months ended June 30, 2010 was $3.2 million, which was primarily due to the substantial loss of interest income due to the deterioration of our loan portfolio and the increase in servicing and property management fees and carrying costs related to our foreclosed assets.   At June 30, 2010, the carrying balance of our mortgage investments was $9.4 million (of which $4.0 million was performing), investments in real estate had a carrying balance of $23.1 million, and real estate owned had a carrying balance of $7.1 million. Non-performing mortgage loans and real estate assets produce minimal, if any, current earnings and will not provide cash flow until they are sold or an alternative resolution becomes available. Additionally, we will continue to incur carrying, servicing and property management costs on our real estate investments until we have disposed of the assets. This will result in added costs related to property ownership. While the disposition of any of our assets cannot be predicted, our Advisor believes that over time our real estate assets will be resolved and that the proceeds generated from the resolution of these assets will provide capital for operating expenses and a reduction in outstanding debt.  It is unlikely that we will have funds available for reinvestment into performing assets.  As of June 30, 2010, we have reviewed our mortgage and real estate investments and have recorded a provision for loan losses, equity in losses of unconsolidated investments in real estate and an impairment of real estate owned as needed to reflect the impaired value of our investments. However, with the current uncertainty in the real estate market, the amount of further losses on any individual asset or on the portfolio as a whole may vary. These estimates are based upon a thorough evaluation by our Advisor based on prevailing economic conditions, historical experience, unique characteristics of the assets, industry trends and an estimated net realizable value of the assets.

Net cash provided by investing activities for the six months ended June 30, 2010, was $2.0 million. As we evaluated resolution strategies on our investment portfolio, we determined that it was necessary to sell certain assets for operating cash. Given the recent and ongoing state of the real estate market, sales opportunities are limited, but during the six months ended June 30, 2010, we sold real estate investments for net cash proceeds of $1.6 million.  In addition, we received payment on a mortgage investment representing a legal settlement, allowing for our collection on a personal guarantee on a non-performing loan in the amount of $530,000. We will continue to evaluate assets for resolution on a case-by-case situation, and anticipate selling additional assets to generate cash for working capital purposes.

With the continued loss of recurring cash flow, combined with the increase in carrying costs related to our growing non-performing real estate portfolio, our Advisor made the determination that it was in the best interest of the Company to incur additional debt to help fund these costs. For the six months ended June 30, 2010, net cash provided by financing activities was $1.4 million. During the first quarter 2010, we borrowed an additional $1.0 million under a note we previously executed in 2009.  During 2009, we entered into twelve note payable agreements with an aggregate gross principal amount of $8.2 million.  Primarily, the cash proceeds from the issuance of this debt are held by our servicer and asset manager, CM Capital, and are classified as prepaid default costs on our balance sheet for the purpose of the payment of our expenses as a land owner, including property taxes, legal expenses, and servicing and property management fees. At June 30, 2010, the balance in prepaid default costs was $683,000.  During the second quarter, CM Capital returned a portion of our prepaid foreclosure costs in the amount of $695,000.  In addition, during 2009, we set aside interest reserves related to this debt for the payment of interest during the term of the debt which is primarily being held in a trust account maintained with Preferred Trust Company, an entity partially owned by our Chief Executive Officer.  The balance of the interest reserves at June 30, 2010 was $751,000.  The outstanding principal balances of these notes bear interest at 10% to 13% per annum, which is payable monthly. Of the $8.5 million outstanding debt at June 30, 2010, $6.3 million is due in less than one year.  If we cannot repay or refinance this debt, the assets underlying the property on which the debt has been incurred may be foreclosed on by the first lienholders.  As we continue to incur servicing and property management fees and other expenses related to the ownership of non-income-producing real estate, we may incur additional debt to fund such expenses.

We have guaranteed the payment of a first mortgage loan in the amount of $13.7 million.  The beneficiaries under the guarantee have the right to make demand on us under the guarantee to pay the entire $13.7 million upon default of the note.  In February 2010, Warm Jones, LLC, of which we are 37.6% owner, failed to pay the note upon maturity.  To potentially limit our liability on the guarantee, we paid $137,000 of interest to the lenders to keep the interest payments on the note current. In July 2010, we entered into a forbearance agreement with the lender.  Pursuant to the forbearance agreement the lenders have agreed to forbear from enforcing payment under the guarantee until June 2011 and have agreed to waive all accrued and unpaid interest and all interest that accrues during the forbearance period provided that the loan is repaid in full on or before June 2011.  Upon our execution of the forbearance agreement, we paid outstanding property taxes on Warm Jones in the amount of approximately $200,000 and are required to continue to pay the property taxes during the forbearance period.  We have determined that our potential liability related to the guarantee is approximately $4.7 million as of June 30, 2010, which is the estimated shortfall between the outstanding balance due under the promissory note and the estimated value of the property collateralizing the loan.  We continue negotiations with the lender; however, should we have to fund this shortfall, it could have a material impact on our liquidity and we could have to sell assets to generate cash for the payment.

In April 2009, we foreclosed on the operating business and real estate securing a defaulted loan with an original principal balance of $14.4 million.  From April 2009 to November 2009, we reflected the business as discontinued operations in our financial statements and were operating the business in order to retain value in the property as an operating business until sold or leased. Operating costs related to the business included marketing, repair and maintenance, payroll, liquor and beverage inventory and other general operating expenses.  From the date of foreclosure through November 15, 2009, we funded $1.7 million in operating expenses because the business was operating in a cash deficit; therefore, to fund the necessary operating expenses, we leveraged the business and real property to obtain up to $5.0 million of debt. This debt was issued in tranches, and at June 30, 2010 the outstanding balance was $5.0 million. In November 2009, we entered into a lease agreement with an operator of similar businesses.  The agreement provides for monthly rent of $40,000 plus 30% of net profits, if any, and contains an option to purchase the facility for $10.0 million at any time during the four-year term of the agreement.  On November 16, 2009, the effective date of the lease, the operator/lessee assumed operations of the business, including the responsibility to fund all operating costs of the business.

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

In March 2010, we entered into a standstill agreement with the holders of the trust preferred securities pursuant to which such holders have agreed to not exercise any rights or remedies against us to enforce or collect the debt in exchange for (i) payment of the interest payment due October 31, 2009 in the amount of $344,000 within one business day following our receipt of the executed standstill agreement, which we paid on March 9, 2010, (ii) payment of  the interest payment due January 31, 2010 in the amount of $328,000 on or before March 31, 2010, which we paid on March 31, 2010 and (iii)  continued payment of the quarterly interest payments due under the junior subordinated notes in accordance with the terms of the junior subordinated indenture, including our payment of $329,000 due on April 30, 2010 which we paid on April 30, 2010.  We did not make our July 30, 2010 interest payment as we elected to utilize our 30 day grace period under the terms of the indenture agreement.  If we do not make the July 30, 2010 interest payment prior to the expiration of the 30 day grace period, we will not be in compliance with the standstill agreement.  To the extent that we are not able to comply with the terms of the standstill agreement, the holders of the trust preferred securities could exercise their rights and remedies against us to collect the debt, which would have a material and adverse effect on our financial condition and could potentially cause us to seek relief through the U.S. Bankruptcy Code.

In June 2010, we entered into a forbearance agreement with CM Capital whereby we agreed to give CM Capital ninety days to address the covenant default on our $15.5 million note receivable.  Subsequent to June 30, 2010, the independent members of our Board of Directors agreed to extend the forbearance agreement for 90 days, and to further evaluate the financial strength of CM Capital.  In the event that CM Capital is unable to continue to make monthly interest payments on the note receivable, or otherwise abide by the terms of the note, it could have a material adverse effect on our financial condition.

Upon the death of a stockholder, the stockholder’s estate has a limited right of redemption with respect to its common stock, and at June 30, 2010, we had received redemption requests of 217,000 shares of common stock totaling $2.2 million which is reflected as a liability on our balance sheet.

We are currently subject to a U.S. federal income tax audit in respect of the claim of certain deductions, which resulted in a request for tax refund of $316,000 for the 2006 taxable periods and have been notified that our 2006 and 2007 tax years are also under review. To date, the Internal Revenue Service has not asserted any proposed adjustments or assessments with respect to the audit.  Although we believe that the deductions will be respected for U.S. federal income tax purposes, there can be no assurance that the Internal Revenue Service will not successfully challenge some or all of such deductions. If the Internal Revenue Service successfully challenges some or all of such deductions, the Company may be subject to a tax liability.

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

In summary, our ongoing operating costs and other obligations primarily include the following and are estimated to be between $6.0 million and $6.5 million for the next twelve months:

●	principal and interest payments on our debt;
●	property ownership expenses, including property taxes, servicing fees and asset management fees;
●	board fees;
●	legal and professional expenses;
●	advisory fees; and
●	potential liability under debt guarantee.

Due to our limited sources of operating revenue, recurring cash flow will not be sufficient to satisfy our operating costs and obligations. To fund our cash shortfall, we expect to sell assets and may incur additional debt against our real estate owned assets.  Given current market conditions, we may not be able to liquidate assets at a price we believe to be reasonable, or at all, or be able to incur debt on attractive terms.  In the event we are unable to liquidate assets sufficient to cover our interest payments on our junior subordinated notes, we would be in violation of the terms of the standstill agreement on our trust preferred securities.  As a result, the holders of the trust preferred securities could exercise their rights to collect the debt, impacting our ability to continue as a going concern.  For the foreseeable future, we do not anticipate having cash available for investing in new loans.

Contractual Obligations
The following table sets forth information about certain of our contractual obligations as of June 30, 2010 (dollars in thousands):

	Total	Less than 1 year		1 - 3 years	3 - 5 years	More than 5 years
Long-Term Debt Obligations
Junior subordinated notes	$30,928	$30,928	(1)	$-	$-	$-
Mortgages	7,661	1,850	(2)	453	518	4,840
Notes payable	3,371	1,149		2,222	-	-
Short-Term Debt Obligations
Notes payable	5,122	5,122		-	-	-
Total	$47,082	$39,049		$2,675	$518	$4,840

(1)Due to an uncured event of default, we received notice in July 2009 that the outstanding principal balance had been accelerated and was immediately due and payable.
(2) A settlement agreement was entered into in July 2010 for the full amount of one of our mortgage notes payable whereby the bank foreclosed on the collateral.  As a result of this agreement, a settlement of the $1.6 million mortgage note payable was agreed upon.

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

ITEM 4. CONTROLS AND PROCEDURES

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

Under the supervision and with participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13(a)-15(e) and 15(d)-15(e)) as of the end of the period covered by this report (the “Evaluation Date”) and concluded that as of the Evaluation Date our disclosure controls and procedures were effective.

(b) Changes in Internal Controls

There were no significant changes in our control over financial reporting that occurred during the second quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3. Defaults Upon Senior Securities
None

Item 4. Reserved

Item 5. Other Information
None

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

10.1	Forbearance Agreement dated June 15, 2010 among Desert Capital REIT, Inc., CM Group, LLC and CM Capital Services, LLC.*

10.2
Forbearance Agreement dated as of June 11, 2010 but effective as of June 23, 2010, among Desert Capital REIT, Inc. and the lenders named therein (included as Exhibit 10.1 to Form 8-K filed on July 7, 2010 and incorporated herein by reference).

21.1	List of Subsidiaries

31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*Filed herewith	**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this to be signed on its behalf by the undersigned thereunto duly authorized.

August 12, 2010	DESERT CAPITAL REIT, INC. By: /s/Todd B. Parriott Todd B. Parriott, Chief Executive Officer, President and Chief Investment Officer and Chairman of the Board (Principal Executive Officer)

August 12, 2010	DESERT CAPITAL REIT, INC. By: /s/Stacy M. Riffe Stacy M. Riffe, Chief Financial Officer, (Principal Accounting Officer)