Form 10-Q
period 2010-11-15
DESERT CAPITAL REIT INC
filed 2010-11-15
CIK 1274055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
 (Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of November 15, 2010 was 16,849,954.

Part I. Financial Information
DESERT CAPITAL REIT, INC.
Consolidated Balance Sheets
(in thousands, except share amounts)

	September 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
Mortgage investments - net of allowance for loan losses of $3,303 at
September 30, 2010 and $6,669 at December 31, 2009	$7,292	$10,664
Real estate owned	2,728	7,992
Investments in real estate	8,716	29,638
Note receivable from related party - net of allowance for loan losses of $10,284 at
September 30, 2010 and $1,785 at December 31, 2009	4,441	12,940
Buildings and equipment - net	11,589	12,055
Land	4,626	4,626
Cash and cash equivalents	243	553
Interest receivable - includes related party interest of zero at
September 30, 2010 and $76 at December 31, 2009	19	102
Deferred costs	1,216	1,369
Other investments	928	928
Prepaid default costs	237	1,706
Accounts receivable, net - includes related party receivable of $92 at
September 30, 2010 and $0 at December 31, 2009	100	189
Other assets	333	223

Total assets	$42,468	$82,985

LIABILITIES AND STOCKHOLDERS' EQUITY
Notes payable	$7,322	$7,132
Mortgage payable	5,968	7,599
Junior subordinated notes payable	30,928	30,928
Management and servicing fees payable, related party	451	733
Accounts payable and accrued expenses	1,994	2,871
Unrecognized tax benefit and other tax liabilities	1,026	73
Contingent liability on guarantee	4,731	3,431
Shares subject to redemption	2,200	2,132

Total liabilities	54,620	54,889

Commitments and Contingencies - Note 13

Preferred stock, $0.01 par value: 15,000,000 shares authorized, none outstanding	-	-
Common stock, $0.01 par value: 100,000,000 shares authorized; 16,849,954 shares
issued and outstanding on September 30, 2010 and December 31, 2009	169	169
Additional paid-in capital	163,556	163,625
Accumulated deficit	(176,477)	(139,020)

(Deficit) equity available to common stockholders	(12,752)	24,774

Noncontrolling interests	600	3,312
Total stockholders' (deficit)/equity	(12,152)	28,086

Total liabilities and stockholders' equity	$42,468	$82,985

The accompanying notes are an integral part of these consolidated financial statements.

DESERT CAPITAL REIT, INC.
Consolidated Statements of Operations
(in thousands, except share amounts)
(unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
INTEREST INCOME
Mortgage investments	$59	$76	$202	$372
Other interest	-	227	446	680
Total interest income	59	303	648	1,052

Interest expense	821	670	2,553	1,846

Net interest loss	(762)	(367)	(1,905)	(794)
Provision for loan losses	7,703	3,931	9,909	9,610
Net interest loss after provision for loan losses	(8,465)	(4,298)	(11,814)	(10,404)

NON-INTEREST INCOME
Rental income	288	170	898	525
Other	132	180	175	354
Total non-interest income	420	350	1,073	879

NON-INTEREST EXPENSE
Impairments of real estate	12,848	2,453	18,953	8,238
Equity in loss of unconsolidated real estate investments	2,225	309	3,088	8,979
Loss on disposal of assets	-	-	-	88
Management and servicing fees	390	544	1,367	2,055
Professional fees	549	145	1,728	594
Insurance	174	166	536	487
Depreciation	169	104	516	333
Property taxes	40	507	297	662
Contingent loss on guarantee	-	-	1,300	101
Other	246	377	606	1,005
Total non-interest expense	16,641	4,605	28,391	22,542

Loss from continuing operations before taxes	(24,686)	(8,553)	(39,132)	(32,067)

Income tax expense (benefit)	824	32	952	(17)
Net loss from continuing operations	(25,510)	(8,585)	(40,084)	(32,050)

Loss from discontinued operations	-	(2,352)	-	(2,805)
Net loss	(25,510)	(10,937)	(40,084)	(34,855)

Less: Net loss attributable to noncontrolling interest	1,717	25	2,627	520

Net loss available to common stockholders	$(23,793)	$(10,912)	$(37,457)	$(34,335)

Net loss per share - basic and diluted
Loss from continuing operations	(1.41)	(0.51)	(2.22)	(1.87)
Discontinued operations	-	(0.14)	-	(0.17)
Net loss available to common stockholders	$(1.41)	$(0.65)	$(2.22)	$(2.04)

Weighted average outstanding shares - basic and diluted	16,849,954	16,844,041	16,849,954	16,834,830

The accompanying notes are an integral part of these consolidated financial statements.

DESERT CAPITAL REIT, INC.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)
	Nine Months Ended
	September 30,
	2010	2009
OPERATING ACTIVITIES
Net loss	$(40,084)	$(34,855)
Adjustments to reconcile net loss to net cash (used) in
provided by operating activities:
Gain on sales of real estate	(45)	(75)
Loss on sale of real estate mortgages	-	18
Gain on transfer of mortgage note payable in exchange for asset	(78)	-
Depreciation and amortization	900	333
Stock based compensation	-	54
Loss from discontinued operations, net of tax	-	2,805
Loss on disposal of assets	-	88
Provision for loan losses	9,909	9,610
Impairments of real estate	18,953	8,238
Equity in loss of unconsolidated real estate investments	3,088	8,979
Unrecognized tax benefit and other tax liabilities	952	-
Provision or loss contingency on guarantee	1,300	-
Net change in:
Interest receivable	83	498
Other assets	1,448	(415)
Accrued and other liabilities	(1,332)	1,726

Net cash used in operating activities of continuing operations	(4,906)	(2,996)
Net cash used in operating activities of discontinued operations	-	(1,559)
Net cash used in operating activities	(4,906)	(4,555)

INVESTING ACTIVITIES
Investment in real estate mortgages	(797)	-
Proceeds from repayments and settlements of real estate mortgages	1,327	-
Proceeds from sales of real estate mortgages	-	275
Proceeds from sales of equity investments in real estate	1,368	291
Proceeds from sales of real estate owned and investments in real estate	3,106	1,633
Acquisition of building and equipment	(50)	(408)

Net cash provided by investing activities of continuing operations	4,954	1,791
Net cash used by investing activities of discontinued operations	-	(21)
Net cash provided by investing activities	4,954	1,770

FINANCING ACTIVITIES
Proceeds from notes payable	7,171	2,564
Repayments of notes payable	(7,312)	(2,263)
Net change in restricted cash	-	1,278
Principal increases on mortgage loan	220	-
Principal repayments of mortgage loan	(206)	(242)
Deferred financing costs	(231)	(48)
Redemption of common stock shares	-	(20)

Net cash (used in) provided by financing activities of continuing operations	(358)	1,269
Net cash provided by financing activities of discontinued operations	-	2,342
Net cash (used in) provided by financing activities	(358)	3,611

Net (decrease) increase in cash and cash equivalents	(310)	826
Cash and cash equivalents at beginning of period	553	351
Cash and cash equivalents at end of period	$243	$1,177

Supplemental disclosure of cash flow information:

Cash paid for interest	$2,901	$2,037
Cash paid for income taxes	-	67
Foreclosed assets acquired in exchange for loans, net of impairments	1,432	12,698
Satisfaction of mortgage note payable in exchange for foreclosed asset	1,236	-
Asset held for sale transferred from mortgage investments, net	-	10,023
Real estate assets owned contributed to equity
investments in real estate	-	13,116
Real estate assets owned contributed to investments in real estate	-	14,940
Equity investments sold in exchange for a receivable	-	25
Transfer from line of credit to other notes payable	-	1,360
Transfer from mortgage note payable to notes payable	331	-
Charge off of foreclosure costs	130	195

The accompanying notes are an integral part of these consolidated financial statements.

Desert Capital REIT, INC.
Condensed Notes to Unaudited Consolidated Financial Statements
September 30, 2010

Note 1 - Organization
We are a Maryland corporation, formed in December 2003 as a real estate investment trust (“REIT”).  When we first began conducting business, we specialized in the financing of real estate projects by providing short-term mortgage loans to homebuilders and commercial developers in markets where we believed we possessed requisite skills and market knowledge, which were primarily in the western United States - the Southern Nevada and Las Vegas areas in particular. We historically invested in 12 to 18 month, first and second lien mortgage loans, consisting of acquisition and development, construction, and commercial property loans to both local and national developers and homebuilders. We derived our revenues primarily from interest payments received from mortgage investments funded with our equity capital and borrowed funds.  We generated a spread between the interest income on mortgage loans and the interest expense on any borrowings used to finance the loans.

We did not originally intend to own real estate; however, market conditions since 2007 have created a situation where, in many cases, foreclosure was the most attractive option available to us. As we have foreclosed on substantially all our mortgage loans, we have adjusted our portfolio strategy to include land ownership and investments in real estate ventures.  Our primary strategy for generating cash flow and resolving our non-performing loans and real estate owned assets is the sales of foreclosed properties.

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

Basis of Presentation
The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and rules of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the financial statements and the related management's discussion and analysis of financial condition and results of operations filed on Form 10-K for the fiscal year ended December 31, 2009.  In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of results that may be expected for the entire year ending December 31, 2010.  The consolidated balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

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

Reclassifications
Certain reclassifications have been made in the presentation of the three and nine months ended September 30, 2009 consolidated financial statements, specifically within the balance sheet within the caption "Accounts receivable, net," "Accounts payable and accrued expenses," and "Unrecognized tax benefit and other tax liabilities".  In addition, certain reclassifications have been made to the consolidated statements of operations within the caption “Contingent loss on guarantee.” These reclassifications were made to reflect such items consistent with our 2010 presentation and had no impact on our overall cash flow, net income, stockholder’s equity, or balance sheets as previously reported.

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

Management periodically assesses the recoverability of our equity method and cost method investments. Our investments are non-publicly traded investments. As such, if an identified event or change in circumstances requires an impairment evaluation, management assesses fair value based on valuation methodologies, including discounted cash flows, estimates of sales proceeds and external appraisals, as appropriate. We consider the assumptions that we believe hypothetical marketplace participants would use in evaluating estimated future cash flows when employing the discounted cash flows and estimates of sales proceeds or valuation methodologies. If an investment is considered to be impaired and the decline in value is other than temporary, we record a charge to earnings.

Income Taxes
We maintain a domestic taxable REIT subsidiary, which is subject to U.S. federal, state and local income taxes. Current and deferred taxes are provided for the portion of earnings (losses) recognized by us with respect to our interest in our domestic taxable REIT subsidiary. Deferred income tax assets and liabilities are computed based on temporary differences between the GAAP consolidated financial statements and the federal and state income tax basis of assets and liabilities as of the consolidated balance sheet date. We evaluate the realizability of our deferred tax assets and recognize a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of our deferred tax assets will not be realized. When evaluating the realizability of our deferred tax assets, we consider estimates of expected future taxable income, existing and projected book/tax differences, tax planning strategies available, and the general and industry-specific economic outlook. This realizability analysis is inherently subjective, as it requires management to forecast our business results and the general economic environment in future periods. Changes in our estimate of deferred tax asset realizability, if any, are included in income tax expense on the consolidated statements of income.

We recognize liabilities for uncertain tax positions by evaluating the weight of available evidence that would indicate that it is more likely than not that the position will be sustained on audit and estimating and measuring the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement.   Results are contingent on probabilities of possible outcomes that are subjective in nature.  We reevaluate certain tax positions on a quarterly basis and take into consideration such factors including, but not limited to, changes in tax law and expiration of statutes of limitations and changes in facts and circumstances.   Such changes in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision.  Interest and penalties on related income tax are charged to income tax expense.

Recent Accounting Developments
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

In January 2010, the FASB issued ASU No. 2010-01, Equity (Topic 505), to provide clarification for the accounting for distributions to shareholders with components of stock and cash.   The ASU was effective January 1, 2010 and did not have a material effect on our financial position or results of operations.

In January 2010, the FASB issued ASU No. 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification, which clarifies the decrease in ownership provisions of ASC Topic 810-10, Consolidation-Overall, and guidance applicability. In addition, this update expands the required disclosures upon deconsolidation of a subsidiary. The ASU was effective January 1, 2010 and did not have a material effect on our financial position or results of operations.

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This update requires additional new disclosures about transfers in and out of Levels 1 and 2 and separate disclosures about activity relating to Level 3 measurements. It also clarifies the level of disaggregation to require disclosures by “class” rather than by “major category of assets and liabilities” and clarifies that a description of inputs and valuation techniques used to measure fair value is required for both recurring and nonrecurring fair value measurements classified as Level 2 or 3. Depending upon the provision, this update is effective for interim and annual periods beginning after December 15, 2009 or for interim and annual periods beginning after December 15, 2010.  The ASU was effective January 1, 2010 and did not have a material effect on our financial position or results of operations.

In February 2010, the FASB issued ASU No. 2010-09, Subsequent Events (Topic 855).  This ASU provides amendments to certain recognition and disclosure requirements.  The ASU was effective January 1, 2010, and did not have a material effect on our financial position or results of operations.

Note 3 - Mortgage Investments
Mortgage investments represent first and second lien positions on acquisition and development, and commercial property loans. As of September 30, 2010, our loans had fixed interest rates and provided for payment of interest only with a “balloon” payment of principal payable in full at the end of the loan term.

The following table represents our mortgage investments (dollars in thousands):

	September 30, 2010
Loan Type	Number of Loans	Balance	Allowance for Loan Losses	Net Balance	Weighted Average Interest Rate (1)	Portfolio Percentage
Acquisition and development loans	3	$10,595	$(3,303)	$7,292	6.3%	100.0%
Total mortgage investments	3	$10,595	$(3,303)	$7,292	6.3%	100.0%

	December 31, 2009
Loan Type	Number of Loans	Balance	Allowance for Loan Losses	Net Balance	Weighted Average Interest Rate (1)	Portfolio Percentage
Acquisition and development loans	6	$17,326	$(6,669)	$10,657	12.5%	100.0%
Commercial property loans	1	7	-	7	0.0%	0.0%
Total mortgage investments	7	$17,333	$(6,669)	$10,664	12.5%	100.0%

	(1) Represents the stated rate of the loan, as modified

The following table presents our mortgage investments by geographic location (dollars in thousands):

	September 30, 2010				December 31, 2009
Location	Balance	Allowance for loan losses	Net Balance	Original Balance Portfolio Percentage	Balance	Allowance for loan losses	Net Balance	Original Balance Portfolio Percentage
Nevada	$-	$-	$-	0.0%	$3,797	$(3,790)	$7	21.9%
Arizona	6,140	(848)	5,292	58.0%	6,140	(1,115)	5,025	35.4%
Missouri	4,455	(2,455)	2,000	42.0%	7,396	(1,764)	5,632	42.7%
Total	$10,595	$(3,303)	$7,292	100.0%	$17,333	$(6,669)	$10,664	100.0%

The following table presents details on non-performing and impaired loans and related allowance for loan losses as of September 30, 2010 and December 31, 2009 (dollars in thousands):
	September 30, 2010		December 31, 2009

	Number of Loans	Balance	Number of Loans	Balance
Non-performing loans with a specific valuation allowance	2	$5,955	4	$11,186
Non-performing loans without a specific valuation allowance	-	-	1	7
Related allowance for loan losses on non-performing loans	-	(2,698)	-	(5,554)
Total non-performing loans	2	$3,257	5	$5,639

Performing loans with a related allowance	1	4,640	2	6,140
Related allowance for loan losses on performing loans	-	(605)	-	(1,115)
Total performing loans	1	$4,035	2	$5,025

Total	3	$7,292	7	$10,664

Interest income recognized on non-performing loans and loans accounted for as troubled debt restructures for the three months ended September 30, 2010 and 2009 was $58,000 and 77,000, respectively. Interest income recognized on non-performing loans and loans accounted for as troubled debt restructures for the nine months ended September 30, 2010 and 2009 was $199,000 and $156,000, respectively.

During the nine months ended September 30, 2010, we foreclosed on properties with a fair value of $1.4 million which were comprised of loans with aggregate original balances of $2.9 million. We transferred $1.4 million to real estate owned and $7,000 to investments in real estate.

During the second quarter 2010, we received a payment of $530,000 from a legal settlement against a personal guarantee on a non-performing loan.  This settlement eliminated our position on the investment.  During the nine months ended September 30, 2009, we sold property collateralizing two of our mortgage investments in loans with a carrying value of $293,000 for cash proceeds of $275,000, resulting in an $18,000 loss on sale.

Loans with terms that have been modified due to the financial difficulties of a borrower are reported as troubled debt restructures.  At September 30, 2010, we had restructured loans in our portfolio of $6.1 million and have provided an allowance for loan losses of $848,000.  During the nine months ended September 30, 2010, one of the restructured loans became non-performing; no additional allowance was considered necessary.

The following is a roll forward of the allowance for loan losses for the three and nine months ended September 30, 2010 and 2009 and year ended December 31, 2009 (dollars in thousands):

	Three Months Ended		Nine Months Ended		Year Ended
	September 30,		September 30,		December 31,
	2010	2009	2010	2009	2009
Balance, beginning	$1,180	$15,144	$6,669	$20,805	$20,805
Provision for loan loss	2,123	4,094	1,594	10,047	11,673
Accretion of troubled debt restructure loans	-	(95)	(184)	(110)	(210)
Amounts charged off	-	(3,512)	(3,260)	(4,377)	(25,599)
Transfers to real estate owned	-	-	(1,516)	(10,734)	-
Balance, ending	$3,303	$15,631	$3,303	$15,631	$6,669

Note 4 – Real Estate Owned
During the nine months ended September 30, 2010, properties with aggregate original loan balances of $2.9 million were foreclosed upon and classified as real estate owned.  These properties had a fair value of $1.4 million at the time of foreclosure. In addition, during the nine months ended September 30, 2010, we disposed of real estate owned for cash proceeds of $714,000, resulting in no gain or loss on the sales.  During the nine months ended September 30, 2009, we disposed of approximately $35,000 of real estate owned for cash proceeds of $32,000, resulting in a $3,000 loss on the sale for the nine months ended September 30, 2009.

During the third quarter 2010, we entered into a settlement agreement with a bank whereby the bank took title to a real estate owned property with a carrying value of $1.2 million in exchange for satisfaction of our mortgage note payable. See Note 10 – Debt.

The following is a summary of the changes in real estate owned during the nine months ended September 30, 2010 (dollars in thousands):

Balance December 31, 2009	$7,992
Foreclosures	1,425
Impairments	(4,869)
Sales of real estate owned	(714)
Real estate transferred to bank	(1,236)
Adjustment to foreclosure costs	130
Balance September 30, 2010	$2,728

The following is a summary of the carrying value of our real estate owned as of September 30, 2010 and December 31, 2009 (dollars in thousands):

		September 30	December 31,
Description	Location	2010	2009
Undeveloped land	CA,TX	$700	$4,580
Single family residential lots	TX	2,028	2,176
Office building	TX	-	1,236
Total		$2,728	$7,992

Note 5 – Investments in Real Estate
Cost Method Investments
As of September 30, 2010 and December 31, 2009 we had $813,000 and $3.0 million, respectively, in real estate investments that we accounted for under the cost method after determining that the investments in the LLC formed to foreclose upon the collateral were not variable interest entities, the activities occurring within the LLCs constituted those of an operating entity and our ownership percentage in those properties was less than 20% and we did not exercise significant influence over the entity.   During the nine months ended September 30, 2010, we foreclosed on the collateral securing loans with a carrying value of $7,000 and classified the assets as cost method investments.  We have evaluated the carrying value of our cost method investments for impairment and, as a result of changes in our estimates of the fair value of the underlying properties, have concluded that our share of certain losses within the LLCs is other than temporary resulting in impairments of $2.1 million and $2.2 million for the three and nine months ended September 30, 2010, respectively.

Equity Method Investments
We held $709,000 and $3.2 million in other real estate investments that we accounted for under the equity method of accounting at September 30, 2010 and December 31, 2009, respectively, after determining that the investments in the LLC formed to foreclose upon the collateral were not variable interest entities or that we were not the primary beneficiary of the variable interest entities, the activities occurring within the LLCs constituted those of an operating entity and our ownership percentages in those properties were greater than 20% but less than 50%, and we were able to exercise significant influence.    We recognized a loss on our equity in these real estate investments of $2.2 million and $2.3 million during the three and nine months ended September 30, 2010, respectively, a direct result of changes in our estimates of the fair value of the underlying properties, resulting in our share of certain losses within the LLCs.  During the nine months ended September 30, 2010, we sold property for cash proceeds of $187,000 resulting in no gain or loss.

Equity Method Joint Ventures
We are currently engaged in two joint venture agreements with a third-party homebuilder for the construction of single family homes in Las Vegas, Nevada.   These ventures, in which we contributed real estate that we had received through foreclosure, are accounted for under the equity method of accounting.  Our venture partner manages the operations of the joint ventures.  All major decisions require the approval of both joint venture partners, and voting rights and the sharing of profits and losses are in proportion to the ownership percentages of each joint venture partner.  We have no responsibility to provide additional funding to the ventures.  Additional funding for the construction of homes and sales of such will be provided by our venture partner or incurred by the joint venture.  Our share of losses are limited to the value of the lots contributed.  During the nine months ended September 30, 2010, the following activities occurred within our joint ventures:

●	three homes were constructed and sold to homeowners for net proceeds to us of $120,000;
●	we terminated one of our joint venture agreements and sold the underlying lots to our joint venture partner for cash proceeds to us of $587,000;
●
we sold the majority of the underlying real estate from one of our two remaining joint ventures to our joint venture partner for cash proceeds of $474,000,  resulting in a reduction of our interest in the joint venture; and

●	we recognized impairments for the nine months ended September 30, 2010 of $798,000, a direct result of decreases in our estimates of the fair value of the lots held in the ventures.

The carrying value of the joint ventures, net of impairments, at September 30, 2010 and December 31, 2009 was $1.0 million and $3.0 million, respectively.

  Fully Consolidated Investments
At September 30, 2010 and December 31, 2009, we held $6.2 million and $20.4 million, respectively, in fully consolidated real estate investments, after determining that activities occurring within the LLCs in which we are a member constituted those of an operating entity and we owned a greater than 50% interest in the LLC.  As a direct result of the changes in our estimate of the fair value of the underlying properties, we recognized impairments on fully consolidated real estate investments of $7.7 million and $11.8 million during the three and nine months ended September 30, 2010, respectively.  During the nine months ended September 30, 2010, we sold properties for cash proceeds of $2.4 million resulting in a $45,000 gain on sale during the three and nine months ended September 30, 2010.

We have consolidated the equity and net operating income and expenses of seven entities in which we have  more than 50% ownership.   The noncontrolling interests were between 7% and 36%, and as of September 30, 2010, these interests had a carrying value of $1.2 million.

The following provides a summary of the changes in investments in real estate during the nine months ended September 30, 2010 (dollars in thousands):

	Fully		Other Equity
	Consolidated	Equity Method	Method	Cost Method
	Investments	Joint Ventures	Investments	Investments	Total
Balance December 31, 2009	$20,417	$2,997	$3,186	$3,038	$29,638
Assets reclassified from mortgage investments	-	-	-	7	7
Sales of real estate investments	(2,389)	-	(187)	-	(2,576)
Sales of joint venture property	-	(1,181)	-	-	(1,181)
Impairments on real estate investments	(11,852)	-	-	(2,232)	(14,084)
Equity in loss on real estate investments	-	(798)	(2,290)	-	(3,088)
Balance September 30, 2010	$6,176	$1,018	$709	$813	$8,716

The following is a summary of our investments in real estate at September 30, 2010 and December 31, 2009 (dollars in thousands):

Description	Location	September 30, 2010	December 31, 2009
Undeveloped land	NV, AZ, TX, CA	$6,054	$22,132
Single family residential lots	NV, AZ	1,040	3,263
Office building	NV	752	1,074
Other	NV, OR, AZ	870	3,169
Total		$8,716	$29,638

At September 30, 2010, our investments in real estate were held in 31 limited liability companies, and our ownership percentage ranged from negligible to 100%.

Investments in Variable Interest Entities
As discussed further in Note 13, we hold a 37.6% equity investment in Warm Jones, LLC (Warm Jones) and have guaranteed a $13.7 million first lien mortgage loan that was borrowed by Warm Jones.  In addition, Warm Jones borrowed an additional $2.6 million, the proceeds of which were used to pay 12 months of interest on the first and second lien loans, and carrying costs associated with the property.  Both loans have matured and are in default.   As of September 30, 2010 and December 31, 2009, our equity investment in Warm Jones was valued at zero, a result of the decline in the value of the property.  In addition, we have recorded our estimate of the liability on the guarantee at $4.7 million and $3.4 million at September 30, 2010 and December 31, 2009, respectively.  The estimated value is based upon, among other things, our estimate of the fair value of the underlying property, net of costs to sell.

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

Restricted stock expense for the three and nine months ended September 30, 2009 was $54,000.  We have not issued any shares of restricted stock during 2010.

 Note 7 - Buildings and Equipment
Buildings and equipment are as follows (dollar in thousands):

	September 30, 2010	December 31, 2009
Buildings	$12,280	$12,280
Leasehold improvements	966	957
Equipment	104	100
Furniture and fixtures	466	429
	13,816	13,766

Less accumulated depreciation	(2,227)	(1,711)
Building and equipment, net	$11,589	$12,055

Note 8 – Loss per Share
Basic loss per share includes no dilution and is calculated by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding during each period. Diluted loss per share reflects the potential dilution of securities that could share in the earnings or losses of the entity.  Due to the net loss in all periods presented, the calculation of diluted per share amounts would create an anti-dilutive result and therefore is not presented. As of September 30, 2010 and 2009, there were no unvested shares outstanding under our stock incentive plan.

The following table shows loss attributable to common stockholders (dollars and shares in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
Net loss available to common stockholders:
Loss from continuing operations	$(23,793)	$(8,560)	$(37,457)	$(31,530)
Loss from discontinued operations, net	-	(2,352)	-	(2,805)
Net loss available to common stockholders	$(23,793)	$(10,912)	$(37,457)	$(34,335)

Weighted average number of common shares
outstanding basic and diluted	16,850	16,844	16,850	16,835

Loss from continuing operations	$(1.41)	$(0.51)	$(2.22)	$(1.87)
Discontinued operations	-	(0.14)	-	(0.17)
Basic and diluted loss per common share	$(1.41)	$(0.65)	$(2.22)	$(2.04)

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

Upon the death of a stockholder, at the option of the stockholder’s estate, the estate has a limited right of redemption with respect to the common stock.  This right of redemption, for the redemption requests received by September 30, 2010 and December 31, 2009, has been accounted for as a liability.  At September 30, 2010, we had redemption requests for 256,000 shares of common stock totaling $2.2 million.

 Note 10 – Debt
Notes Payable
At September 30, 2010 and December 31, 2009, other notes payable included debt agreements totaling $1.8 million and $3.5 million, respectively, net of interest reserves with a balance of $221,000 and $739,000 at September 30, 2010 and December 31, 2009, respectively, which have been reflected as a reduction in the note balances.  Interest is accrued and paid on the principal amount of the notes, or $2.0 million and $4.2 million, at September 30, 2010 and December 31, 2009, respectively.  The interest rates on these notes range from 10% to 13%, and payments are made monthly from the interest reserve account with a balloon payment of the principal balance due at maturity.  The debt is collateralized by certain of our real estate investments with a carrying value at September 30, 2010 of $2.5 million.  The proceeds from the notes, less closing costs, funding of the interest reserves and other fees, were disbursed to our affiliate, CM Capital and classified as prepaid default costs on our balance sheets, and at September 30, 2010 and December 31, 2009, the balance of the prepaid was $237,000 and $1.7 million, respectively, and will be used for the payment of ownership costs, such as property taxes and legal fees, and servicing and property management fees to our related party loan servicer and property manager, CM Capital.

In November 2007, we assumed a first lien mortgage payable to a bank upon foreclosure of a 10,330 square foot office building in Houston, Texas.  In July 2010, we entered into a settlement agreement with the bank whereby the bank took title to the property at an agreed upon value of $1.3 million, and we entered into a new promissory note for the remaining balance of $331,000.  At the time of the settlement, the loan had an outstanding principal balance of $1.6 million and the property had a carrying value of $1.2 million.  The new note bears an annual interest rate of 6% with a maturity date of June 2011.  Principal and interest payments are made monthly and as of September 30, 2010, the principal balance on this note is $249,000.

We entered into a $5.0 million note payable agreement, of which $4.0 million was entered into during 2009 and an additional $1.0 million was entered into during 2010.  The note was secured by the land and building of 3MO, LLC, a property foreclosed upon in 2009.   The annual interest rate on this note was 11.25%.  CM Capital was our loan originator and servicer on this note for which we paid origination and servicing fees of $51,000 during 2010 relating to the $1.0 million advance.  This note was refinanced and increased in September 2010 at which time we entered into a $6.0 million note payable agreement secured by the land and building of 3MO, LLC.   This note bears interest at an annual rate of 12.00% and matures in September 2011.   CM Capital was our loan originator and servicer on this note for which we paid origination and servicing fees of $180,000.  We funded interest reserves related to the $6.0 million note payable and the remaining balance of interest reserves was $720,000 at September 30, 2010.  The net note balance at September 30, 2010 was $5.3 million. See also Note 14-Acquistition and Discontinued Operations.

The following table presents a summary of our notes payable (dollars in thousands):

		December 31, 2009			2010 Activity			September 30, 2010
Interest Rate	Maturity Date	Note Balance	Interest Reserves	Carrying Balance	Principal Advances	Principal Payoffs	Net Interest Reserve Payments (Fundings)	Note Balance	Interest Reserves	Carrying Balance
11%	December 2010	$369	$(42)	$327	$-	$-	$30	$369	$(12)	$357
10%	February 2011	1,247	(161)	1,086	-	(1,247)	161	-	-	-
11%	August 2011	226	(43)	183	-	-	19	226	(24)	202
11%	November 2011	983	(207)	776	-	(983)	207	-	-	-
11-13%	December 2011	1,169	(286)	883	-	-	101	1,169	(185)	984
10%	June 2012	250	-	250	-	-	-	250	-	250
Subtotal Notes Payable		4,244	(739)	3,505	-	(2,230)	518	2,014	(221)	1,793

11.25%	September 2010	4,000	(373)	3,627	1,000	(5,000)	373	-	-	-
6%	June 2011	-	-	-	331	(82)	-	249	-	249
12.00%	September 2011	-	-	-	6,000	-	(720)	6,000	(720)	5,280
Total Notes Payable		$8,244	$(1,112)	$7,132	$7,331	$(7,312)	$171	$8,263	$(941)	$7,322

Mortgage Loan Payable
We have a mortgage loan from a bank with an outstanding principal balance of $6.0 million as of September 30, 2010, which is secured by our office building in Henderson, Nevada.  The loan bears interest at a rate equal to the prime rate, with a floor of 6.75% and a ceiling of 7.75%. Principal and interest are payable monthly and the note matures in 2026, with no prepayment penalty. The interest rate on September 30, 2010 was 6.75%.

     Junior Subordinated Notes Payable
In June 2006, we issued $30.0 million in unsecured trust preferred securities through a Delaware statutory trust, Desert Capital TRS Statutory Trust I, which is our wholly-owned subsidiary.  The securities bear interest at a floating rate based on the three-month LIBOR plus 400 basis points, which resets each calendar quarter, and was 4.48% on September 30, 2010 and 4.25% at December 31, 2009.

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

In March 2010, we entered into a standstill agreement with the holders of the trust preferred securities pursuant to which such holders have agreed not to exercise any rights or remedies against us to enforce the agreements or collect the debt in exchange for (i) payment of the interest payment due October 31, 2009 in the amount of $344,000 within one business day following our receipt of the executed standstill agreement, which we paid on March 9, 2010, (ii) payment of  the interest payment due January 31, 2010 in the amount of $328,000 on or before March 31, 2010, which we paid on March 31, 2010 and (iii)  continued payment of the quarterly interest payments due under the junior subordinated notes in accordance with the terms of the junior subordinated indenture, including our payment of $329,000 due on April 30, 2010, which we paid on April 30, 2010.  For the payment due on July 30, 2010, we elected to utilize our 30 day grace period under the terms of the indenture agreement and made the payment on August 27, 2010. We did not make our October 30, 2010 payment as we elected to utilize our 30 day grace period under terms of the indenture agreement.  If we do not make the October 30, 2010 interest payment prior to the expiration of the 30 day grace period, we will not be in compliance with the standstill agreement.  At September 30, 2010 and December 31, 2009, interest payable on the securities was $236,000 and $574,000, respectively.

Note 11 - Commitments and Related Parties
CM Group is our Advisor and oversees our day-to-day operations including asset, liability and capital management. In lieu of paying salaries to officers, we compensate our Advisor pursuant to an advisory agreement that entitles it to first-tier management compensation, second-tier management compensation, and reimbursement of expenses.  The officers and majority owners of our Advisor are also our executive officers. The annual first-tier management compensation is 1% of the first $200 million of gross average invested assets plus 0.8% of the gross average invested assets in excess of $200 million, to be paid quarterly.   The first-tier management compensation for the three and nine months ended September 30, 2010 was $274,000 and $927,000, respectively, and $19,000 remained payable at September 30, 2010 and was included in management and servicing fees payable on the consolidated balance sheet.  First-tier management compensation for the three and nine months ended September 30, 2009 was $358,000 and $1.1 million, respectively.

During 2008, the composition of our investment portfolio changed dramatically from a performing loan portfolio to a defaulted loan and foreclosed property portfolio. Our Advisor, CM Group, receives a management fee for general management of the day-to-day operations of the REIT. With the changing composition of our assets, the functions being performed by our Advisor, and to a larger degree, CM Capital, our loan originator and servicer, increased and changed significantly. CM Capital’s function as loan servicer has historically been to collect interest payments from the borrowers and to distribute interest payments to the investors.  As compensation for this service, the borrower would pay CM Capital a servicing fee. As the borrowers began defaulting on their loans, CM Capital was no longer able to collect the servicing fees on defaulted loans. At the same time, CM Capital began to perform more complex functions related to the defaulted loans and ultimately the foreclosed property, such as soliciting investor votes on the handling of defaulted loans, handling foreclosure proceedings, processing and paying carrying costs, negotiating with borrowers and builders, structuring joint venture agreements, selling property and designing and executing other workout strategies on behalf of the investors. In December 2008, CM Capital determined that it could no longer advance the carrying costs and workout and resolution costs related to the properties on which it had foreclosed on behalf of the investors, and sent a letter to the investors (owners) of the foreclosed properties giving the investors the option to assume the responsibility for their own asset management functions, or pay CM Capital to provide such services. DCR received such a letter, and in March 2009, agreed to have CM Capital provide asset management services on our behalf. In exchange for such services, we agreed to pay CM Capital servicing fees based on the following: a real estate owned processing fee upon the date of foreclosure in an amount not to exceed 5% of the outstanding loan balance on the date of default, of which 1% is due and payable upon the transfer of title and the remainder is due upon the sale or other disposition of the property plus a yearly servicing fee of either 1% of the original loan balance if the workout strategy is considered simple or 2% of the original loan balance if the workout strategy is considered complex, calculated from the date of foreclosure. For the three and nine months ended September 30, 2010, these fees totaled $117,000 and $440,000, respectively, and $186,000 and $956,000 for the three and nine months ended September 30, 2009, respectively, and were included in management and servicing fees in the consolidated statement of operations.  At September 30, 2010, $432,000 was payable and was included in management and servicing fees payable on the consolidated balance sheet.

During 2009, to facilitate payment of certain carrying costs and servicing and property management fees, we leveraged assets and on September 30, 2010 this debt had a balance of $1.8 million, net of interest reserves. Each loan constituting a portion of the debt is secured by liens on the property whose costs and expenses are being financed by such loan. The outstanding principal balance on this debt was $2.0 million net of interest reserves of $221,000 at September 30, 2010.   CM Capital served as our debt placement agent and servicer, for which we paid placement fees of $78,000 during the nine months ended September 30, 2009.  During the nine months ended September 30, 2010, we have not placed additional debt on properties to facilitate payment of carrying costs.     In addition, we funded interest reserves related to the notes payable, and at September 30, 2010 and December 31, 2009, the balances of $221,000  and $739,000, respectively, of unexpended proceeds are being held in a trust account maintained with Preferred Trust Company, an entity partially owned by our Chief Executive Officer.  The proceeds, less closing costs, funding of the interest reserves and other fees were prepaid to our servicer, CM Capital, to be used for the payment of costs associated with being a land owner and servicing and property management fees payable to CM Capital.  The balance of the prepaid account at September 30, 2010 and December 31, 2009 was $237,000 and $1.7 million, respectively.

CM Capital was our loan originator and servicer on notes entered into and secured by the land and building of 3MO, LLC.  We paid CM Capital origination and servicing fees totaling $231,000 during 2010.  In addition we funded interest reserves related to this note payable and the remaining balance was $720,000 at September 30, 2010, which is being held in a trust account maintained with Preferred Trust Company, an entity partially owned by our Chief Executive Officer.  See also Note 10 – Debt.

During 2008, CM Capital was not in compliance with certain financial covenants contained in the loan agreement related to the $15.5 million promissory note payable to TRS and in October 2008, a special committee of the independent members of our Board of Directors and CM Capital agreed to modify the loan terms and as a result principal payments on the note were deferred for two years, and the interest rate was reduced from 9% to 6% per annum effective as of July 1, 2008.  Additionally, the working capital financial covenant was replaced with the requirement to maintain a cash balance of $250,000 at the end of each quarter, and the first measurement period for the fixed charge coverage ratio was moved from December 31, 2007 to December 31, 2008.  Based on the modified terms of the promissory note, the modification resulted in an impairment based on the present value of the expected future cash flows under the modified terms.  The modification was accounted for as a troubled debt restructure and resulted in an impairment of $2.1 million in 2008.  Recoveries of zero and $71,000 during the three and nine months ended September 30, 2010, respectively, and $68,000 and $327,000 during the three and nine months ended September 30, 2009, respectively, of the $2.1 million impairment were recorded due to the passage of time and the accompanying accretion of the restructure discount.

CM Capital has continued to fail to comply with certain financial covenants contained in the loan agreement relating to our $15.5 million note receivable.   Our Board of Directors formed a special committee of our independent directors to review the financial covenants and negotiate a strategy to resolve the defaulted status of the loan as a result of CM Capital’s non compliance at December 31, 2009 and March 31, 2010.  During the second quarter of 2010, we entered into a forbearance agreement with CM Capital whereby we agreed to give CM Capital ninety days to address the covenant default on our note receivable, of which $14.7 million is owed.  At June 30, 2010, CM Capital was still in default of certain financial covenants, and the independent members of our Board of Directors agreed to extend the forbearance agreement another ninety days, during which time the independent members of our Board would evaluate the financial condition of CM Capital to determine further course of action.  Due to the continued default, management determined that it was appropriate to record an impairment to the note receivable of $3.0 million as of June 30, 2010.  In October 2010, we received notice that our payment for interest for the third quarter would not be made by CM Capital due to its distressed financial condition.  Based on this information, we placed the note receivable on non performing status and have recorded an additional impairment of $5.6 million, resulting in a year to date impairment of $8.5 million.   The impairment does not reflect a change in the repayment terms of the note receivable or a reduction in the amount owed under the note receivable, and our Board of Directors is continuing to work with CM Capital on a resolution.  At September 30, 2010, the carrying value of the note receivable was $4.4 million, net of impairments.

We lease office space to CM Group and its affiliates under generally cancelable operating leases by either party on thirty days written notice.  Rental income from related parties for the three and nine months ended September 30, 2010 was $131,000 and $408,000, respectively, and $129,000 and $388,000 for the three and nine months ended September 30, 2009, respectively.  Rent receivable from related parties was $93,000 at September 30, 2010.

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

The following table summarizes the carrying values and the estimated fair values of financial instruments as of September 30, 2010 and December 31, 2009 (dollars in thousands):

	September 30, 2010		December 31, 2009
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash, cash equivalents	$243	$243	$553	$553
Interest receivable	19	19	102	102
Note receivable - related party	4,441	4,441	12,940	11,111
Mortgage investments - net	7,292	7,112	10,664	10,435

Financial liabilities:
Notes payable	7,322	7,232	7,132	6,995
Contingent liability on guarantee	4,731	4,731	3,431	3,431
Mortgage payable	5,968	5,559	7,599	7,021
Junior subordinated notes	30,928	13,460	30,928	30,928

We used the following methods and assumptions in estimating the fair value of each class of financial instrument:

●	Cash, cash equivalents: The carrying values of cash and short-term instruments approximate fair values.
●	Interest receivable: Carrying values approximate fair values due to their short term nature.
●
Note receivable – related party: Fair value is estimated using discounted cash flow analyses based on a rate reflective of the current market environment for a similar period, the fixed amount of the note receivable and an estimated risk of default based on similar business operations and history of operations.

●
Mortgage investments-net:  At September 30, 2010 and December 31, 2009 the fair value of fixed rate loans currently classified as performing, was computed based on the probability of collection of the cash flow, a risk free rate of return on all estimated cash flows, the estimated realization of collateral based on recent history and the fixed interest rate of the loans.  At September 30, 2010 and December 31, 2009, substantially all of our impaired loans were evaluated based on the fair value of their underlying collateral based upon the most recent appraisal available to management or recent transaction prices for similar collateral, and as such, the carrying values of these instruments, net of allowance for loan losses, approximates the fair value.  Fair value inputs on performing and non-performing loans are considered Level 3.

●
Contingent liability on guarantee:  For September 30, 2010 and December 31, 2009 we based the fair value on the collateral value of the property underlying the guarantee, less carrying and settlement costs, factors that are considered Level 3 inputs.

●
Mortgage loan payable and notes payable:  For September 30, 2010 and December 31, 2009 our credit standing was taken into consideration, as well as the assigned collateral which was considered more than adequate, the estimated risk to the lender of the collateral to the loan balance and rates reflective of the current market environment, all of which were factors in the computation of fair value and were considered Level 3 inputs.

●
Junior subordinated notes:  Our junior subordinated notes do not trade in an active market and, therefore observable price quotations are not available.  In the absence of observable price quotations, fair value is determined based on the fair value of the assets that would be available at September 30, 2010 to repay the debt, after paying all secured creditors, and were considered Level 3 inputs.

We do not have any assets or liabilities that are measured at fair value on a recurring basis.  The following table presents our assets and liabilities that are measured at fair value on a nonrecurring basis at September 30, 2010 and December 31, 2009.  Level 1 and Level 2 data were not used in the fair value measure.

	Level 3 Estimated Fair Value
	(dollars in thousands)
	Impaired mortgage	Investments in	Real estate	Contingent liability
	investments	real estate	owned	on guarantee	Total
Balance, December 31, 2009	$5,639	$29,638	$7,992	$(3,431)	$39,838
Foreclosures	(1,432)	7	1,425	-	-
Sales	-	(3,757)	(714)	-	(4,471)
Impairments and equity losses	(2,207)	(17,172)	(4,869)	(1,300)	(25,548)
Transfers and other charge offs	1,257	-	(1,106)	-	151
Balance, September 30, 2010	$3,257	$8,716	$2,728	$(4,731)	$9,970

Note 13 – Commitments and Contingencies
We have a 37.6% equity investment in real estate that had an original loan balance of $11.9 million and a carrying balance of zero at September 30, 2010.  We formed a limited liability company, Warm Jones, LLC, to foreclose on the property in 2007.    In February 2010, the first lien loan on Warm Jones matured and is now fully due and payable.  Because we guaranteed the payment of the first lien loan, the lenders under the first lien mortgage may pursue Desert Capital for all amounts currently due and owing under the loan.  We estimated our potential liability under the guarantee to be $4.7 million at September 30, 2010, which is included in other liabilities in our consolidated balance sheets and is based on our estimated value of the property.  To potentially limit our liability on the guarantee, we paid $137,000 of interest during the nine months ended September 30, 2010 to the first lien lenders to keep the interest payments on the note current through February 2010.   We did not pay any interest to the first lien lenders during the three months ended September 30, 2010.  In July 2010, we entered into a forbearance agreement with the first lienholders.  Pursuant to the forbearance agreement, the first lien lenders have agreed to forbear from enforcing payment under the guarantee until June 2011 and have agreed to waive all accrued and unpaid interest and all interest that accrues during the forbearance period, provided that the loan is repaid in full on or before June 2011.  Upon our execution of the forbearance agreement, we paid outstanding property taxes of $200,000 and are required to continue to pay the property taxes during the forbearance period.  We have paid an additional $81,000 in property taxes since our execution of the forbearance agreement.

The REIT and our TRS are both currently under audit by the Internal Revenue Service for the years 2006 and 2007.   To date, the Internal Revenue Service has not asserted any formal proposed adjustments or assessments with respect to the audit; however, we have been verbally informed that certain deductions for compensation and directors fees are being challenged and may be denied.   In addition, other uncertain tax positions have been challenged, specifically management fees paid to our Advisor during 2005, 2006 and 2007 of $5.2 million, a portion of which we believe no longer meet the more likely than not threshold for realization based upon the preliminary verbal indications we have received from the Internal Revenue Service.  As a result, we have recorded a liability for unrecognized tax benefits, including penalties and interest, of $1.3 million during the three months ended September 30, 2010.  Total income tax expense recognized during the three and nine months ended September 30, 2010 was $824,000 and $952,000, respectively.  During the nine months ended September 30, 2010, we have a tax loss that we do not expect to utilize and have provided a valuation allowance.  The following is a balance sheet summary of our unrecognized tax benefits and other tax liabilities as of September 30, 2010:

Unrecognized tax benefits	$1,080
Other tax liabilities	382
Accrued penalties and interest	356
Net operating loss carryback	(792)

Total unrecognized tax benefits and other tax liabilities	$1,026

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

Net operating revenues and losses on discontinued operations for the three months ended September 30, 2009 and for the period from April 22, 2009 to September 30, 2009 were as follows:

	For the Three Months Ended	For the period of April 22, 2009 to
	September 30, 2009	September 30, 2009
Revenue	$2,143	$3,334
Cost of goods sold	1,788	2,634
Operating cost and expenses	2,654	3,442
Total operating cost and expenses	4,442	6,076
Operating loss	(2,299)	(2,742)
Interest expense	53	63
Loss from discontinued operations	$(2,352)	$(2,805)

Note 15 – Going Concern
The accompanying financial statements have been prepared in conformity with principles of accounting applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  Over the past two years we have experienced substantial losses. The following table sets forth our cumulative losses from December 31, 2008:

	Net losses	Loss per share	Allowance, Impairments and loss in equity investments

Year ended December 31, 2008	$(37,477)	$(2.23)	$37,275
Year ended December 31, 2009	(53,016)	(3.15)	41,385
Nine months ended September 30, 2010	(37,457)	(2.22)	31,950

Cumulative thirty three month total	$(127,950)	$(7.60)	$110,610

These financial results have had a materially adverse impact on our financial condition and cause us to conclude that there is substantial doubt as to our ability to continue as a going concern.   Our performing portfolio currently consists of one loan, and our real estate portfolio is now almost exclusively comprised of non-income producing real estate, the costs of which are continually increasing.  These costs include servicing and property management fees payable to CM Capital, property taxes, legal fees, maintenance costs and resolutions costs.  In addition, CM Capital has put us on notice that it currently does not have the ability to make interest payments on its debt to us, which is a loss of revenue of approximately $226,000 per quarter.  Because of our limited amount of revenue, our recurring cash flow is not sufficient to cover our general operating costs, including real estate carrying costs.  Our future viability is dependent on our ability to execute portfolio resolution strategies that will offer operating liquidity, including our ability to sell assets in the current distressed real estate market.  In addition, we have entered into a standstill agreement with the holders of the trust preferred securities as discussed further in Note 10.  To the extent that we are not able to comply with the terms of the standstill agreement, the holders of the trust preferred securities could exercise their rights and remedies against us to collect the debt, which would have a material and adverse effect on our financial condition and could potentially cause us to seek a relief through a filing under the U.S. Bankruptcy Code.  If we fail to execute these plans successfully or otherwise address our liquidity shortfall, we would not have adequate liquidity to fund our operations and would not be able to continue as a going concern.

Note 16 - Subsequent Events

In October 2010, we acquired real estate through foreclosure with an aggregate original loan balance of $4.5 million and $2.5 million in associated impairments, and classified the net balance as real estate owned.

In October 2010, we received an additional notice of default from the holders of our trust preferred securities.  We continue to operate under our standstill agreement entered into in March 2010.

In November 2010, we received six months of interest and late fees on a non-performing loan totaling $41,000.

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

Our forward-looking statements are based upon our management’s beliefs, assumptions and expectations of our future operations and economic performance, taking into account the information currently available to us. Forward-looking statements involve risks and uncertainties, some of which are not currently known to us, that might cause our actual results, performance or financial condition to be materially different from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. Some of the important factors that could cause our actual results, performance or financial condition to differ materially from expectations are:

●	economic conditions impacting the real estate market and credit markets;
●	changes in interest rates;
●	continued distress in real estate markets;
●	our real estate assets are non-income producing but have significant costs of ownership;
●	nature of our real estate assets may result in further impairments;
●	reduction in revenue due to CM Capital note default;
●	our ability to sell assets;
●	our continued inability to obtain liquidity;
●	additional impairments on our assets;
●	our inability to restructure our obligations under our junior subordinated notes;
●	our contingent liability related to the Warm Jones guarantee; and
●	our ability to continue as a going concern;
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

Overview of Current Quarter

We continue to operate in an uncertain economy and a struggling residential and commercial market.  Our third quarter results are a direct reflection of these challenges.  For the quarter and nine months ended September 30, 2010, we reported a net loss of $23.8 million, or $1.41 loss per share, and $37.5 million, or $2.22 loss per share, respectively. The vast majority of our third quarter net loss was due to the further impairment of our real estate-related assets.  In addition, we recorded a $5.6 million impairment on our related party note receivable from CM Capital.

During the quarter, we evaluated our balance sheet and the market conditions impacting the value of our assets and determined that our ability to hold certain of our real estate investments for value appreciation was not likely.  The greater Las Vegas market has seen little to no price appreciation within the commercial real estate and raw land sectors, and these sectors are likely to remain depressed for the foreseeable future.  Given that most of our remaining assets are commercial real estate and raw land, we believe that we will continue to be forced to sell assets at distressed prices in order to raise cash for operating expenses for the foreseeable future.  Therefore, during the current quarter, our approach to valuing our real estate changed from an expectation of holding the assets for market recovery to an acknowledgement that we will likely be required to sell the assets as opportunities arise or as the need for cash dictates.

During the third quarter, our related party and asset manager, CM Capital Services, stopped making interest payments on its note to us, and has indicated its inability to make principal payments, which were scheduled to occur on December 31, 2010.  This note was originally entered into in November 2007, and was modified in November 2008, to defer principal payments to December 2010 and reduce the interest rate from 9.0% to 6.0% for the duration of the 10-year term.  While the terms of the promissory note have not been further modified, we are concerned with CM Capital’s financial stability and the continued defaulted status of the note, and have therefore taken a significant impairment on the note.  Additionally, we did not record interest income for the quarter due to non-payment.  Any future interest payments will be applied to the principal balance of the promissory note, as dictated by generally accepted accounting principles. The carrying value of the note at September 30, 2010, and the resulting impairment amount, was based on the weighted average of several possible repayment scenarios, as estimated by management.  Our Board of Directors continues to work with CM Capital for a resolution to the promissory note.

In July 2009, we were notified by the Trustee and holders of our trust preferred securities related to the junior subordinated notes that, due to our covenant defaults, the principal amount of our obligations under the junior subordinated notes, together with any and all other amounts payable thereunder had been accelerated and declared to be immediately due and payable. In March 2010, we entered into a standstill agreement with the holders of the trust preferred securities pursuant to which such holders agreed not to exercise any rights or remedies against us to enforce or collect the debt in exchange for making our scheduled quarterly interest payments, among other things.  We continue to work with the holders of this debt on a resolution; however, to date, such discussions have not resulted in a change in the terms of our debt. In the event we default on the terms of the standstill agreement, the holders of the trust preferred securities could exercise their rights and remedies against us to collect the debt, which would have a material adverse effect on our financial condition and could potentially cause us to seek relief through a filing under the U.S. Bankruptcy Code. As reflected on our balance sheet for September 30, 2010, our total liabilities of $54.6 million, including the outstanding balance on the junior subordinated debt, exceeded the carrying value of our assets of $42.5 million, resulting in our inability to fully satisfy our creditors if we were to liquidate our assets for the current carrying value.

In summary, we continue to suffer from the combination of a depressed real estate market and the lack of liquidity for making new investments.  Without the ability to invest in revenue generating assets, our only source of cash for operating purposes is through the continued sale of our remaining assets. We expect that the current state of the real estate and credit markets will continue to have an adverse effect on our operations for the foreseeable future.

Our Investments

Real Estate Owned and Investments in Real Estate
We were established as a mortgage REIT; however, as our borrowers began defaulting on their obligations to us, our Advisor determined that, in many instances, the best course of action was to foreclose on the underlying collateral and take title to the property. Real estate owned and investments in real estate consist of property acquired through foreclosure on mortgage loans. During the nine months ended September 30, 2010, we foreclosed on three loans with an aggregate original loan amount of $2.9 million, and a fair value at the time of foreclosure of $1.4 million.

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

The following table represents our real estate owned and investment in real estate assets, classified by original loan type, at September 30, 2010 (dollars in thousands):

	Investments in Real Estate		Real Estate Owned		Joint Ventures
Original Loan Type	Original Loan Positions	Net Carrying Value (in thousands)	Original Loan Positions	Net Carrying Value (in thousands)	Original Lot Positions	Net Carrying Value (in thousands)
Acquisition and development loans	37	$7,048	4	$1,928	66	$298
Construction loans	10	650	3	800	10	720
Total	47	$7,698	7	$2,728	76	$1,018

Real Estate Owned
Real estate owned consists of property acquired through foreclosure on mortgage loans. As of September 30, 2010, we held $2.7 million in real estate owned.  We sold real estate owned for cash proceeds of $714,000 during the nine months ended September 30, 2010.

Joint Ventures
When we pursue our resolution strategy of contributing foreclosed property to a joint venture, we account for our resulting ownership as an equity investment in real estate.   We are currently engaged in two joint venture agreements with a third-party homebuilder for the construction of single family homes in Las Vegas, Nevada.  The carrying value of these joint ventures at September 30, 2010 was $1.0 million. Our joint venture partner, the developer, is constructing homes on each of two projects, and selling the completed homes to homeowners. Under terms of the joint venture agreements, the developer funds the majority of the costs of construction, and we receive our proportionate share of the lot contribution price plus our percentage of the profits depending on our ownership interest, either upon the sale of each home or upon dissolution of the joint venture. We anticipate that the construction and sale of the remaining homes in each of the joint venture projects will take from 12 to 18 months.  During the nine months ended September 30, 2010, the following activities occurred within our joint ventures:

●	three homes were constructed and sold to homeowners for proceeds to us of $120,000;
●	we terminated one of our joint venture agreements and sold the underlying lots to our joint venture partner for cash proceeds to us of $587,000;
●
we sold the majority of the underlying real estate from one of our two remaining joint ventures to our joint venture partner for cash proceeds of $474,000, resulting in a reduction of our interest in the joint venture; and

●	we recognized impairments for the nine months ended September 30, 2010 of $798,000, a direct result of decreases in the fair value of the lots held in the ventures.

Cost Method Investments
In situations where our interest in an LLC is less than 20% and we do not have significant influence or direct control over the LLC, we account for the investment under the cost method of accounting.  We held $813,000 in real estate investments accounted for under the cost method at September 30, 2010.

Equity Method Investments
In situations where our interest in an LLC represents between 21% and 50%, and we exercise significant influence but not have direct control over the LLC, we classify the investment as investments in real estate under the equity method of accounting.  Our equity method investments had a carrying value of $709,000 at September 30, 2010.  We sold equity method investments for cash proceeds of $187,000 during the nine months ended September 30, 2010.

Investments in Variable Interest Entities
In connection with our 37.6% equity investment in Warm Jones, LLC (Warm Jones) we guaranteed a $13.7 million first lien mortgage loan that was borrowed by Warm Jones.  In addition, Warm Jones borrowed an additional $2.6 million, the proceeds of which were used to pay 12 months of interest on the first and second lien loans, and carrying costs associated with property.  Both loans have since matured and both loans are in default.   As of September 30, 2010 and December 31, 2009, our equity investment in Warm Jones was valued at zero, a result of the decline in the value of the property.  We have recorded our estimate of the liability on the guarantee of the first lien debt at $4.7 million and $3.4 million at September 30, 2010 and December 31, 2009, respectively.

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

Fully Consolidated Investments
If we determine that we hold a controlling interest with less than 100% ownership, we fully consolidate these investments on our balance sheet and reflect the minority owner’s position as noncontrolling interest on the balance sheet.   The ownership positions of the minority shareholders are reflected separately on the balance sheet as noncontrolling interests.  At September 30, 2010, we held $6.2 million in fully consolidated real estate investments and the noncontrolling interests related to these investments had a carrying value of $1.2 million.  We sold fully consolidated investments for cash proceeds of $2.4 million during the nine months ended September 30, 2010.

Mortgage Loans
At inception, our stated business plan was the investment in a variety of types of mortgage loans; however, because of our lack of access to capital, we did not originate any new mortgage loans during 2009.  During the nine months ended September 30, 2010, we invested $797,000 in mortgage investments, using cash available from the sale of foreclosed properties.  We assigned our interest in these same loans during the nine months ended September 30, 2010.  At the time of origination, our mortgage investments were short-term (12 to 18 months), balloon loans with fixed interest rates. A substantial portion of these loans consisted of interest-carry loans, meaning we provided the borrower with sufficient financing to enable it to make the interest payments during the term of the loan. To date, all of the mortgage loans which we have funded have been originated by CM Capital. At September 30, 2010, we had one performing loan which was secured by property located in Arizona.  We have a significant concentration of credit risk with a large borrower, and  at September 30, 2010, we had two loans to this borrower with an aggregate principal balance of $6.1 million and a carrying value of $5.3 million. The borrower is performing on one loan and has defaulted on the other loan. Our remaining borrower concentration resides with one borrower with a loan carrying value of $2.0 million who is no longer performing on the original obligation. In October 2010, we foreclosed on this property.

Results of Operations for the three months ended September 30, 2010 compared to the three months ended September 30, 2009

Revenues
Interest income generated on our mortgage investments decreased by $17,000 or 22.4%, to $59,000 for the three months ended September 30, 2010 from $76,000 for the three months ended September 30, 2009. In April 2009, we modified the terms of two loans under troubled debt restructures due to the financial difficulties of the borrower.  In May 2010, one of these loans became non-performing, resulting in lower interest income for the three months ended September 30, 2010.

Other interest income primarily includes interest income on our related party note from CM Capital.  In October 2010, we received notice that CM Capital would not be paying its interest payments.  We have placed the note on non-performing status and have not recorded interest income for the three months ended September 30, 2010.  Interest income earned on our related party note for the three months ended September 30, 2009 was $226,000.

Non-interest income increased by $70,000 or 20.0%, to $420,000 for the three months ended September 30, 2010 from $350,000 for the three months ended September 30, 2009.  Non-interest income consists of rental income and other miscellaneous income.  Rental income increased by $118,000, a result of a $43,000 increase in our office space lease income, $22,000 increase in rent income earned on certain of our investments and $53,000 in rental income earned from 3MO, LLC whose operating facilities were leased to a third party beginning in the fourth quarter of 2009.  Other income decreased by $48,000 during the three months ended September 30, 2010, a direct result of a decrease in guarantee fees of $102,000 that we had earned during the three months ended September 30, 2009, related to our guarantee of Warm Jones, LLC.  We did not earn any guarantee fees in 2010.  The decrease was offset by $54,000 earned in other income for the three months ended September 30, 2010.

Expenses
Interest expense consists of interest and origination fees on our notes payable, mortgage debt, bank note, and junior subordinated notes payable. Interest expense increased by $151,000 or 22.5%, to $821,000 for the three months ended September 30, 2010 from $670,000 for the three months ended September 30, 2009.   This increase in interest expense of $226,000 was a result of a $6.5 million increase in the principal balance of our fixed rate notes payable from the three months ended September 30, 2009.   This increase was offset by a $37,000 decrease in interest expense due to the payoff of our bank note in November 2009 and mortgage note in July 2010. In addition, we capitalized $38,000 of interest expense related to our leasehold improvements during the three months ended September 30, 2009.  There was no capitalized interest in 2010.

Non-interest expense, including provision for loan losses increased by $15.8 million, or 185.2%, to $24.3 million for the three months ended September 30, 2010 from $8.5 million for the three months ended September 30, 2009.  Impairments on all of our real estate assets increased by $10.5 million to $17.2 million, up 156.9% from the three months ended September 30, 2009 of $6.7 million.    Provision for loan losses increased due to a $5.6 million provision for loan loss on our related party note receivable.   Professional fees also increased by $404,000 for the three months ended September 30, 2010, which included legal expenses related to foreclosed properties of $122,000 and other general matters of $282,000. The increase in non-interest expense as a result of impairments and professional fees for the three months ended September 30, 2010 was offset by a decrease in property taxes of approximately $467,000.  During the three months ended September 30, 2009, we foreclosed on a real estate property with associated property taxes of $395,000.  As we sell our real estate assets, associated property taxes continue to decline.  In addition, management and servicing fees decreased by $154,000 for the three months ended September 30, 2010 to $390,000 from $544,000 for the three months ended September 30, 2009.   This decrease included a decrease in servicing fees to CM Capital, our related party servicer, a direct result of the sales of properties and a decrease in management fees payable pursuant to the advisory agreement with CM Group as a result of the decrease in our gross average invested assets during the three months ended September 30, 2010.

Loss from discontinued operations during the three months ended September 30, 2009 of $2.4 million represented our loss on the operation of the business that we foreclosed on in April 2009 and was classified as held for sale until November 2009.  In November 2009, we entered into an agreement with a third party to lease the facilities, thus ceasing our operation of the business.

As of September 30, 2010, we reported noncontrolling interests in real estate ventures with a carrying value of $600,000 related to our consolidation of seven entities.  During the three months ended September 30, 2009, our noncontrolling interests were comprised of one entity.   Net loss attributable to noncontrolling interest was $1.7 million for the three months ended September 30, 2010, an increase in loss of $1.7 million from $25,000 for the three months ended September 30, 2009. The increase was a direct result of an increase in impairments on the properties underlying the investments.

Results of Operations for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009

Revenues
Interest income generated on our mortgage investments decreased by $170,000 or 45.7%, to $202,000 for the nine months ended September 30, 2010 from $372,000 for the nine months ended September 30, 2009.   In April 2009, we modified the terms of two loans under troubled debt restructures (TDR) due to the financial difficulties of the borrower, resulting in a $107,000 decrease in interest income for the nine months ended September 30, 2010.  In addition, in May 2010, one TDR loan became non-performing, resulting in a $63,000 decrease in income for the nine months ended September 30, 2010 from the nine months ended September 30, 2009.

Other interest income primarily includes interest income on our related party note from CM Capital.  In October 2010, we received notice that CM Capital would not be paying its interest payment.  We have place the note on non-performing status and have not recorded interest income for the three months ended September 30, 2010.  Interest income earned on our related party note for the nine months ended September 30, 2010 and 2009 was $444,000 and $670,000, respectively.

Non-interest income increased by $194,000 or 22.1%, to $1.1 million for the nine months ended September 30, 2010 from $879,000 for the nine months ended September 30, 2009.  Non-interest income consists of rental income and other miscellaneous income.  Rental income increased by $373,000, a result of a $102,000 increase in our office space leases, $22,000 increase in rent income earned on certain of our investments, and a $249,000 in rental income earned from 3MO, LLC, whose operating facilities were leased to a third party beginning in the fourth quarter of 2009.  Other income decreased by $179,000 during the nine months ended September 30, 2010, a direct result of a decrease in guarantee fees of $273,000 that we had earned during the nine months ended September 30, 2009, related to our guarantee of Warm Jones, LLC.  We did not earn any guarantee fees in 2010.  The decrease was offset by $94,000 earned in other income for the nine months ended September 30, 2010.

Expenses
Interest expense consists of interest and origination fees on our notes payable, mortgage debt, bank note, and junior subordinated notes payable. Interest expense increased by $707,000 or 38.3%, to $2.6 million for the nine months ended September 30, 2010 from $1.8 million for the nine months ended September 30, 2009.   This increase was a result of the increase of $6.5 million in our fixed rate notes from the nine months ended September 30, 2009 which increased interest expense, including origination fees by $836,000 from the nine months ended September 30, 2009.  Interest expense also included interest payments made on a loan we have guaranteed.  To potentially limit our liability on the guarantee, we paid $137,000 of interest to the lender during the nine months ended September 30, 2010 to keep the note current.  There were no interest payments made to the lender during the nine months ended September 30, 2009. These increases were offset by a $266,000 decrease in interest expense on our junior subordinated notes due to a decrease in the variable rate, our bank note which was paid off in November 2009 and our mortgage note which was paid off in July 2010.

Non-interest expense, including provision for loan losses increased by $6.1 million, or 19.1%, to $38.3 million for the nine months ended September 30, 2010 from $32.2 million for the nine months ended September 30, 2009. The increase in non-interest expense was due to an increase of $8.5 million on our provision for loan loss on our related party note receivable and a recovery of $530,000 in our provision for loan losses due to a settlement received during the nine months ended September 30, 2010 on a mortgage investment we had previously fully impaired.  Offsetting the $8.5 million increase was a decrease of $3.7 million on impairments of all of our real estate assets to $23.5 million, down 13.6% from the nine months ended September 30, 2009 of $27.2 million.

Non-interest expense also increased due to an increase in professional fees of $1.1 million from the nine months ended September 30, 2009, which includes legal expenses related to foreclosed properties of $334,000 and other general matters of $800,000.  The increase in impairments and professional fees at September 30, 2010 was offset by a decrease in management and servicing fees of $688,000 for the nine months ended September 30, 2010, or 33.5% from $2.1 million for the nine months ended September 30, 2009.   This decrease includes a decrease in servicing fees to CM Capital, our related party servicer, a direct result of the sales of properties and a decrease in management fees payable pursuant to the advisory agreement with CM Group as a result of the decrease in our gross average invested assets during the nine months ended September 30, 2010.  Property taxes also decreased by $365,000 to $297,000 for the nine months ended September 30, 2010 from $662,000 for the nine months ended September 20, 2009. During the nine months ended September 30, 2009, we foreclosed on a real estate property with associated taxes of $395,000.    As we sell our real estate assets, associated property taxes continue to decline.

Also included in non-interest expense is the valuation of our guarantee for the payment of the first lien loan to Warm Jones, LLC. We have determined that our potential liability related to the guarantee was approximately $4.7 million as of September 30, 2010, an increase of $1.2 million during the nine months ended September 30, 2010.  The increase in our estimated liability under the guaranty was due to the decrease in the estimated value of the property collateralizing the guaranteed loan.

Loss from discontinued operations during the nine months ended September 30, 2009 of $2.8 million represented our loss on the operation of the business that we foreclosed on in April 2009 and was classified as held for sale until November 2009.  In November 2009, we entered into an agreement with a third party to lease the facilities, thus ceasing our operation of the business.

As of September 30, 2010, we reported noncontrolling interests in real estate ventures with a carrying value of $600,000 related to our consolidation of seven entities.  During the nine months ended September 30, 2009, our noncontrolling interests were comprised of one entity.   Net loss attributable to noncontrolling interest was $2.6 million for the nine months ended September 30, 2010, an increase in loss of $2.1 million from $520,000 for the nine months ended September 30, 2009, a result of an increase in the number of entities consolidated during this period and increase in impairments on the properties underlying the investments.

In accordance with the Statement of Policy Regarding Real Estate Investment Trusts adopted by the NASAA membership on May 7, 2007, if total operating expenses exceed 2% of average invested assets or 25% of net income, whichever is greater, disclosure of such fact shall be made to the stockholders.  Total operating expenses are defined as the aggregate expenses of every character paid or incurred by us as determined under GAAP, including advisor fees, but excluding: organization and operating expenses; interest payments; taxes; non-cash expenditures such as depreciation, amortization and bad debt reserves; incentive fees; and acquisition fees and expenses.  For the twelve months ended December 31, 2009 and September 30, 2010, total operating expenses were 2.67% and 2.85%, respectively of average invested assets.  The independent committee of our Board of Directors reviewed the expenses and determined that the expenses were reasonable and justified based on the nature of the expenses relative to the value of our average invested assets.

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

The following table represents a reconciliation of our GAAP income to our estimated REIT taxable income (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

GAAP net loss	$(25,510)	$(10,937)	$(40,084)	$(34,855)
Adjustments to GAAP net income (loss):
Noncontrolling interest	1,717	25	2,627	520
Provision for loan losses (REIT only)	2,123	3,999	1,410	9,937
Impairment of real estate	12,848	2,453	18,953	8,238
Contingent loss on guarantee	-	-	1,300	-
Equity in losses of real estate investments	2,225	309	3,088	8,979
Actual losses on real estate and loans	(15,799)	(3,113)	(30,606)	(11,202)
Net adjustment for TRS loss	7,353	2,808	11,659	3,834
REIT taxable loss	$(15,043)	$(4,456)	$(31,653)	$(14,549)

On January 1, 2007, we adopted the provisions of Codification No. 740, Income Taxes (“ASC 740”). A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.   We have recorded a liability in the amount of $1.3 million.  Changes in estimates and probabilities related to such calculation may have an impact on our financial statements.

Liquidity and Capital Resources
Our primary sources of funds for liquidity historically consisted of net interest income from mortgage loans, proceeds from repayment of mortgage loans and proceeds from the sale of our common stock. With the significant deterioration in the performance of our loan portfolio, and the substantial increase in real estate owned and real estate investments due to foreclosures, our sources of funds from normal portfolio operations have been virtually eliminated. In addition, due to the general collapse of the real estate market beginning in late 2007, and the impact of declining real estate values on our mortgage investments, we suspended the sale of our common stock in February 2008. Because of our lack of cash flow, we are closely monitoring and managing our cash position, understanding that this is of critical importance in the current economic environment. Our primary sources of liquidity are now comprised of proceeds from the sale of real estate investments and proceeds from the issuance of debt.

Net cash used in operating activities during the nine months ended September 30, 2010 was $4.9 million, which was primarily due to the substantial loss of interest income due to the deterioration of our loan portfolio combined with the increase in servicing and property management fees, carrying costs related to our foreclosed assets, and legal expenses.   At September 30, 2010, the carrying balance of our mortgage investments was $7.3 million (of which $4.0 million was performing), investments in real estate had a carrying balance of $8.7 million, and real estate owned had a carrying balance of $2.7 million. Non-performing mortgage loans and real estate assets produce minimal, if any, current earnings and will not provide cash flow until they are sold or an alternative resolution becomes available. Additionally, we will continue to incur carrying, servicing and property management costs on our real estate investments until we have disposed of the assets. This will result in added costs related to property ownership. We do not expect to have funds available for reinvestment into performing assets.  As of September 30, 2010, we have reviewed our mortgage and real estate investments and have recorded a provision for loan losses, equity in losses of unconsolidated investments in real estate and an impairment of real estate owned as needed to reflect the impaired value of our investments. However, with the continued uncertainty in the real estate market, there could be further losses on individual assets or on the portfolio as a whole. Valuation estimates are based upon a thorough evaluation by our Advisor of prevailing economic conditions, historical experience, unique characteristics of the assets, industry trends and an estimated net realizable value of the assets.

Net cash provided by investing activities for the nine months ended September 30, 2010, was $5.0 million. As we evaluated resolution strategies on our investment portfolio, we determined that it was necessary to sell certain assets for operating cash. Given the recent and ongoing state of the real estate market, sales opportunities are limited, but during the nine months ended September 30, 2010, we sold real estate investments for cash proceeds of $4.5 million.  In addition, we received payment on a mortgage investment representing a legal settlement, allowing for our collection on a personal guarantee on a non-performing loan in the amount of $530,000. We will continue to evaluate assets for resolution on a case-by-case situation, and anticipate selling additional assets to generate cash for working capital purposes.

For the nine months ended September 30, 2010, net cash used in financing activities was $358,000.  With the continued loss of recurring cash flow, combined with the increase in carrying costs related to our growing non-performing real estate portfolio, our Advisor made the determination that it was in the best interest of the Company to incur additional debt to help fund these costs.  We entered into a $5.0 million note payable agreement, of which $4.0 million was entered into during 2009 and an additional $1.0 million was entered into during 2010.  During the third quarter 2010, we refinanced this $5.0 million note and increased the principal balance to $6.0 million with modified terms.  The note was secured by the land and building of 3MO, LLC, a property foreclosed upon in 2009.   During 2009, we entered into twelve note payable agreements with an aggregate gross principal amount of $8.2 million.  The cash proceeds from the issuance of this debt are held by our servicer and asset manager, CM Capital, and are classified as prepaid default costs on our balance sheet for the purpose of the payment of our expenses as a land owner, including property taxes, legal expenses, and servicing and property management fees. At September 30, 2010, the balance in prepaid default costs was $237,000.  In addition, during 2009, we set aside interest reserves related to this debt for the payment of interest during the term of the debt which is primarily being held in a trust account maintained with Preferred Trust Company, an entity partially owned by our Chief Executive Officer.  The balance of the interest reserves at September 30, 2010 for all of our debt was $941,000.  The outstanding principal balances of these notes bear interest at 10% to 13% per annum, which is payable monthly. During the third quarter 2010, we sold real estate assets and repaid the associated debt of $2.2 million.  Of the $7.3 million outstanding debt at September 30, 2010, $6.1 million is due in less than one year.  If we cannot repay or refinance this debt, the assets underlying the property on which the debt has been incurred may be foreclosed on by the first lienholders.  Due to the nature of our assets, we have limited ability to incur additional debt.

We have guaranteed the payment of a first mortgage loan in the amount of $13.7 million.  The beneficiaries under the guarantee have the right to make demand on us under the guarantee to pay the entire $13.7 million upon default of the note.  In February 2010, Warm Jones, LLC, of which we are 37.6% owner, failed to pay the note upon maturity.  To potentially limit our liability on the guarantee, we paid $137,000 of interest to the lenders to keep the interest payments on the note current. In July 2010, we entered into a forbearance agreement with the lenders.  Pursuant to the forbearance agreement the lenders have agreed to forbear from enforcing payment under the guarantee until June 2011, and have agreed to waive all accrued and unpaid interest and all interest that accrues during the forbearance period provided that the loan is repaid in full on or before June 2011.  Upon our execution of the forbearance agreement, we paid outstanding property taxes on the real estate held by Warm Jones, LLC in the amount of approximately $200,000 and are required to continue to pay the property taxes during the forbearance period.  We have paid an additional $81,000 in property taxes since our execution of the forbearance agreement.  We have determined that our potential liability related to the guarantee is approximately $4.7 million as of September 30, 2010, which is the estimated shortfall between the outstanding balance due under the promissory note and the estimated value of the property collateralizing the loan.  We continue negotiations with the lender; however, should we have to fund this shortfall, it would have a material impact on our liquidity and we would likely have to sell assets to generate cash for the payment.

In April 2009, we foreclosed on the operating business and real estate securing a defaulted loan with an original principal balance of $14.4 million.  From April 2009 to November 2009, we reflected the business as discontinued operations in our financial statements and were operating the business in order to retain value in the property as an operating business until sold or leased. Operating costs related to the business included marketing, repair and maintenance, payroll, liquor and beverage inventory and other general operating expenses.  From the date of foreclosure through November 15, 2009, we funded $1.7 million in operating expenses because the business was operating in a cash deficit; therefore, to fund the necessary operating expenses, we leveraged the business and real property to obtain up to $6.0 million of debt. This debt was issued in tranches, and at September 30, 2010 the outstanding balance was $5.3 million. In November 2009, we entered into a lease agreement with an operator of similar businesses.  The agreement provides for monthly rent of $40,000 plus 30% of net profits, if any, and contains an option to purchase the facility for $10.0 million at any time during the four-year term of the agreement.  On November 16, 2009, the effective date of the lease, the operator/lessee assumed operations of the business, including the responsibility to fund all operating costs of the business.

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

In March 2010, we entered into a standstill agreement with the holders of the trust preferred securities pursuant to which such holders have agreed to not exercise any rights or remedies against us to enforce or collect the debt in exchange for (i) payment of the interest payment due October 31, 2009 in the amount of $344,000 within one business day following our receipt of the executed standstill agreement, which we paid on March 9, 2010, (ii) payment of  the interest payment due January 31, 2010 in the amount of $328,000 on or before March 31, 2010, which we paid on March 31, 2010 and (iii)  continued payment of the quarterly interest payments due under the junior subordinated notes in accordance with the terms of the junior subordinated indenture, including our payment of $329,000 due on April 30, 2010 which we paid on April 30, 2010  and our July 30, 2010 interest payment which we paid on August 27, 2010, as we elected to utilize our 30 day grace period under the terms of the indenture agreement.  We did not make our October 30, 2010 payment as we elected to utilize our 30 day grace period under terms of the indenture agreement.  If we do not make the October 30, 2010 interest payment prior to the expiration of the 30 day grace period, we will not be in compliance with the standstill agreement.  To the extent that we are not able to comply with the terms of the standstill agreement, the holders of the trust preferred securities could exercise their rights and remedies against us to collect the debt, which would have a material and adverse effect on our financial condition and could potentially cause us to seek relief through a filing under the U.S. Bankruptcy Code.

In June 2010, we entered into a forbearance agreement with CM Capital whereby we agreed to give CM Capital ninety days to address the covenant default on our $15.5 million note receivable.  Subsequent to June 30, 2010, the independent members of our Board of Directors agreed to extend the forbearance agreement for an additional 90 days, and to further evaluate the financial strength of CM Capital.  CM Capital is in default of the forbearance agreement and in October 2010 notified us that it will be discontinuing interest payments until it returns to profitability. In the event that CM Capital is unable to make its interest payments on the note receivable, or otherwise abide by the terms of the note, it would have a material adverse effect on our financial condition.

Upon the death of a stockholder, the stockholder’s estate has a limited right of redemption with respect to its common stock, and at September 30, 2010, we had received redemption requests of 217,000 shares of common stock totaling $2.2 million which is reflected as a liability on our balance sheet.

The REIT and our TRS are both currently under audit by the Internal Revenue Service for the years 2006 and 2007.   To date, the Internal Revenue Service has not asserted any formal proposed adjustments or assessments with respect to the audit; however, we have been verbally informed that certain deductions for compensation and directors fees are being challenged and may be denied.   In addition, other uncertain tax positions have been challenged, specifically, deductions for management fees paid to our Advisor during 2005, 2006 and 2007 of $5.2 million, a portion of which we believe no longer meet the more likely than not threshold for realization based upon preliminary verbal indications that we have received from the Internal Revenue Service.  As a result, we have recorded a liability for unrecognized tax benefits, including penalties and interest, of $1.3 million during the three months ended September 30, 2010.  Total income tax expense recognized during the three and nine months ended September 30, 2010 was $824,000 and $952,000, respectively.

In order to continue to qualify as a REIT, we are required to distribute on an annual basis to our stockholders at least 90% of our REIT taxable income (excluding the dividends paid deduction and any net capital gain), 90% of our net income from foreclosure property less the tax imposed on such income, and any excess noncash income.  Over the past several months, we have found it necessary to foreclose upon and sell certain properties that secured loans that we made to third parties.  Although these activities have generated cash proceeds, they generally have not resulted in income for federal income tax purposes, and many have produced losses.  Accordingly, the recent foreclosures and sales generally have not increased (and in many cases may have actually decreased) the amounts that we are required to distribute annually.  In October 2008, the Board of Directors  suspended the dividend until the cash position of the Company improved, or until distributions were necessary to maintain our REIT status.

In summary, our ongoing operating costs and other obligations primarily include the following and are estimated to be between $4.0 million and $5.0 million for the next twelve months:

●	principal and interest payments on our debt;
●	property ownership expenses, including property taxes, servicing fees and asset management fees;
●	board fees;
●	legal and professional expenses;
●	advisory fees;
●	potential liability under debt guarantee; and
●	potential liability under IRS audit.

Due to our limited sources of operating revenue, recurring cash flow will not be sufficient to satisfy our operating costs and obligations. To fund our cash shortfall, we expect to sell assets.  Our options for incurring additional debt are limited by the carrying value of the underlying asset, and we do not believe this is a likely source of future cash flow.  Given current market conditions, we may not be able to liquidate assets at a price we believe to be reasonable, or at all, or be able to incur additional debt or repay our existing debt.  In the event we are unable to liquidate assets sufficient to cover our interest payments on our junior subordinated notes, we would be in violation of the terms of the standstill agreement on our trust preferred securities.  As a result, the holders of the trust preferred securities could exercise their rights to collect the debt, impacting our ability to continue as a going concern.

Contractual Obligations
The following table sets forth information about certain of our contractual obligations as of September 30, 2010 (dollars in thousands):

	Total	Less than 1 year		1 - 3 years	3 - 5 years	More than 5 years
Long-Term Debt Obligations
Junior subordinated notes	$30,928	$30,928	(1)	$-	$-	$-
Mortgages	5,968	208		461	527	4,772
Notes payable	1,436	202		1,234	-	-
Short-Term Debt Obligations
Notes payable	5,886	5,886		-	-	-
Total	$44,218	$37,224		$1,695	$527	$4,772

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

(b) Changes in Internal Controls

There were no significant changes in our control over financial reporting that occurred during the third quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We are named in a lawsuit brought by a current shareholder and its affiliates arising from a transaction whereby Desert Capital TRS, Inc. acquired all of the units in CM Capital in exchange for cash and shares of our stock.  Named as defendants in the lawsuit, in addition to us, are the following: Todd Parriott, our Chief Executive Officer, Phillip Parriott, CM Securities, LLC, Burton, Desert Capital TRS, Inc., ARJ Management Inc., CM Land LLC, and CM Capital.  Plaintiffs allege, among other things, the existence of an oral agreement pursuant to which they are allegedly entitled to receive a portion of the management fee paid by us to Burton. Plaintiffs also allege, among other things, that CM Capital made certain overpayments to management before the formation of Desert Capital REIT and undisclosed payments in connection with the formation of Desert Capital REIT and various other entities.  The Plaintiffs have recently filed an amended pleading naming Warm Jones, LLC and CM Group, LLC as additional defendants.  The Amended Pleading also asserted Burton and CM Land, LLC fraudulently conveyed property to CM Group, LLC and Warm Jones, LLC.  Plaintiffs seek, among other things, damages, prejudgment interest, attorneys' fees, and punitive damages.  We believe that the claims asserted in the lawsuit are without merit.  We deny the existence of any oral agreement and believe that we have fully performed all of their obligations which were memorialized in the Unit Purchase Agreement concerning CM Capital.  We also deny all other allegations of wrongdoing.  We intend to vigorously defend the lawsuit.

In October 2010, we received a subpoena from the Securities and Exchange Commission requesting certain information pertaining to payments and transactions with our related party, CM Capital.

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

November 15, 2010	DESERT CAPITAL REIT, INC. By: /s/Todd B. Parriott Todd B. Parriott, Chief Executive Officer, President and Chief Investment Officer and Chairman of the Board (Principal Executive Officer)

November 15, 2010	DESERT CAPITAL REIT, INC. By: /s/Stacy M. Riffe Stacy M. Riffe, Chief Financial Officer, (Principal Accounting Officer)