Form 10-K
DESERT CAPITAL REIT INC
filed 2011-03-18
CIK 1274055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

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

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of March 18, 2011 was 16,849,954.

PART I

ITEM 1.  BUSINESS

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

This annual report contains or incorporates by reference statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements may involve risk and uncertainties.  Our forward-looking statements express our current expectations or forecasts of possible future results or events, including projections of future performance, statements regarding our future financial position, business strategy, budgets, projected costs and savings, liquidity, liabilities, forecasts of trends, and statements of management’s plans and objectives and other matters.  These forward-looking statements do not relate strictly to historic or current facts and often use words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe” or “continue” and other words and expressions of similar meaning. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we give no assurance that such expectations will be realized or achieved in the future. Important factors that could cause actual results to differ materially from our expectations are disclosed under Item 1A “Risk Factors” and elsewhere in this annual report.  Forward-looking statements speak only as of the date of this annual report, and we undertake no obligation to update or revise such forward-looking statements to reflect new circumstances or unanticipated events as they occur.

Introduction
Desert Capital REIT, Inc., a Maryland corporation, was formed in December 2003 as a real estate investment trust (“REIT”).  When we first began conducting business, we specialized in the financing of real estate projects by providing short-term mortgage loans to homebuilders and commercial developers in markets where we believed we possessed requisite skills and market knowledge, which were primarily in the western United States and Las Vegas in particular. We historically invested in 12 to 18 month, first and second lien mortgage loans, consisting of acquisition and development, construction, and commercial property loans to both local and national developers and homebuilders. We derived our revenues primarily from interest payments received from mortgage investments funded with our equity capital and borrowed funds.

In late 2007, we began experiencing a significant level of borrower defaults, and in 2008 and 2009 virtually all our borrowers defaulted on their loans with us.  As of December 31, 2010, we had foreclosed on the property underlying our original mortgage loans on all but two loans.  Due to the development stage of the properties at the time of foreclosure, which was primarily undeveloped or partially developed land, none of these properties was income producing and many had significant operating costs such as property taxes.  The combination of significantly reduced interest income from performing loans, increased costs related to the ownership of non-income producing property, ongoing day-to-day operating costs of the Company, and the depressed real estate market, has had a materially adverse impact on our financial condition and has severely impacted our ability to conduct business as originally intended. With limited revenue from our investment portfolio, we have been forced to incur debt and sell properties as needed to generate operating capital and fund debt payments.

When we began our investment strategy in 2004, we stated our intent to either list our stock on a national exchange or begin the liquidation of our portfolio by December 2011.  Due to the collapse of the real estate market beginning in late 2007 and continuing into 2011, our business strategy, which was to invest in performing mortgage loans on a continuous basis, was cut short due to our lack of capital.  We have been unable to make significant investments in mortgages since early 2008, and our investment portfolio of mortgage loans that existed at that time has been substantially foreclosed, resulting in a portfolio of real estate investments that are non-income producing and are valued at amounts significantly less than the original loan amounts.  Given the financial condition of the Company, listing our stock on a national exchange is no longer a viable consideration.  At this time, we are in the process of liquidating our assets as needed for liquidity purposes, or when we receive offers that are attractive in this market environment.

All of our loan origination and loan servicing activities were conducted through a related entity, CM Capital Services (“CM Capital”), which was our wholly-owned subsidiary from October 2005 through November 2007, at which time it was sold to CM Group.  CM Capital continues to service the debt that we have on certain of our investments in real estate assets and is also the asset manager with respect to our direct and indirect real property interests.

We are externally managed and advised by CM Group, LLC (our “Advisor”). CM Group’s majority owner is Todd Parriott, our CEO.  See Note 13 – Related Parties.

We qualified as a REIT under the Internal Revenue Code commencing with our taxable year ended December 31, 2004, and expect to continue to qualify for the current fiscal year. To maintain our tax status as a REIT, we must distribute at least 90% of our taxable income to stockholders; however, for the years ended December 31, 2010, 2009 and 2008, we did not generate taxable income.

References herein to “we,” “us,” “our” or “Company” refer to Desert Capital REIT, Inc. and its subsidiaries unless the context specifically requires otherwise.

Going Concern
Our primary source of liquidity consists of proceeds from the sale of our real estate investments.  With the significant deterioration in the performance of our loan portfolio, and the substantial increase in real estate owned and real estate investments due to foreclosures, our sources of funds from normal portfolio operations have been virtually eliminated. In addition, we were previously notified that we are in default of our payment obligations under our $30.9 million of junior subordinated notes due in 2036 (“the Junior Subordinated Notes”). As a result of our limited sources of operating cash flow, and limited cash and other liquid assets available to satisfy our obligations, there is substantial doubt about our ability to continue as a going concern.

Our lenders on our Junior Subordinated Notes previously notified us that they accelerated the repayment of the debt under our Junior Subordinated Notes. On March 3, 2011, we were formally served with notice that the lenders also filed suit against us to collect this debt.  We do not have the ability to refinance or the liquidity to repay this debt and as a result, we will have to restructure the debt, sell some or all of our assets or seek to reorganize under Chapter 11 or liquidate under Chapter 7 of the United States Bankruptcy Code or otherwise. We are continuing discussions with the lenders under the Junior Subordinated Notes; however, they could further exercise rights and remedies against us to collect the debt, which could have a material and adverse effect on our financial condition and could potentially cause us to seek relief through a filing under the United States Bankruptcy Code.  Because our portfolio of performing loans has shrunk to $6.1 million, our recurring cash flow is not sufficient to cover our general operating costs, including real estate carrying costs.  These costs include servicing and property management fees payable to CM Capital, property taxes, legal fees, maintenance costs and resolution costs.  In addition, CM Capital has put us on notice that it currently does not have the ability to make payments of principal and interest on its note payable to us, which has had a material adverse impact on our cash flow and financial condition.  Our ability to continue as a going concern will be dependent upon our ability to restructure our debt and execute portfolio resolution strategies that will offer operating liquidity. No assurance can be given that we will be successful in achieving any of these steps. Therefore, we may not be able to realize our assets and settle our liabilities in the ordinary course of business, adversely impacting amounts actually realized relative to our financial statements. If we liquidated under Chapter 7 of the United States Bankruptcy Code or otherwise, it is expected that our common stockholders would not recover any value and holders of the Junior Subordinated Notes would receive little, if any, value in relation to the outstanding principal amounts of the Junior Subordinated Notes. Our consolidated financial statements included in this Annual Report on Form 10-K do not reflect any adjustments that might specifically result from the outcome of this uncertainty.

Our Investments

Real Estate Owned and Investments in Real Estate
We were established as a mortgage REIT; however, as our borrowers began defaulting on their obligations to us, our Advisor determined that, in many instances, the best course of action was to foreclose on the underlying collateral and take title to the property. Real estate owned and investments in real estate consist primarily of property acquired through foreclosure on mortgage loans. During the year ended December 31, 2010, we foreclosed on four loans with an aggregate original loan amount of $7.4 million, and a fair value at the time of foreclosure of $3.4 million.

Our interest in real estate owned and real estate investments may be held directly by us, or through LLCs. If we are one of several investors in a larger mortgage loan, such loans are foreclosed on using an LLC to facilitate foreclosing our lender interest along with private investors who hold the remaining loan balance. In these instances, our original investment in the loan is converted to a proportionate interest in the LLC. In cases where our ownership interest in an LLC is greater than 50%, we analyze strategic alternatives to determine whether the property should be sold, contributed to a joint venture for development or held for future resolution.   In situations where our ownership interest in an LLC is less than 50%, our ability to make strategic decisions regarding the property is subject to the voting interests of a majority of the members of the LLC, which may hinder our ability to execute our desired strategy for the property.

We account for our investments as real estate owned, investments in real estate, including cost method, equity method joint ventures and other equity method, and fully consolidated investments and mortgage loans.

The following table represents our real estate owned and investments in real estate assets, classified by original loan type, at December 31, 2010 (dollars in thousands):

	December 31, 2010

	Investments in Real Estate		Real Estate Owned		Joint Ventures
Original Loan Type	Original Loan Positions	Net Carrying Value	Original Loan Positions	Net Carrying Value	Original Lot Positions	Net Carrying Value
Acquisition and development loans	31	$2,965	5	$3,318	66	$98
Construction loans	10	527	-	-	10	720
Total	41	$3,492	5	$3,318	76	$818

Real Estate Owned
Real estate owned assets are acquired through foreclosure on mortgage loans where we held 100% of the loan position. As of December 31, 2010, we held $3.3 million in real estate owned.  We sold real estate owned for cash proceeds of $1.5 million during 2010.

Joint Ventures
When we pursue our resolution strategy of contributing foreclosed property to a joint venture, we account for our resulting ownership as an equity investment in real estate.  We are currently engaged in two joint venture agreements with a third-party homebuilder for the construction of single family homes in Las Vegas, Nevada.  The carrying value of these joint ventures at December 31, 2010 was $818,000. Our joint venture partner, the developer, is constructing homes on each of two projects, and selling the completed homes to homeowners. Under terms of the joint venture agreements, the developer funds the majority of the costs of construction, and we receive our proportionate share of the lot contribution price plus our percentage of the profits depending on our ownership interest, either upon the sale of each home or upon dissolution of the joint venture. We anticipate that the construction and sale of the remaining homes in each of the joint venture projects will take from 12 to 18 months.  During 2010, the following activities occurred within our joint ventures:

●	three homes were constructed and sold to homeowners for proceeds to us of $120,000;
●	we terminated one of our joint venture agreements and sold the underlying lots to our joint venture partner for cash proceeds to us of $587,000;

●
we sold the majority of the underlying real estate from one of our two remaining joint ventures to our joint venture partner for cash proceeds of $621,000, resulting in a reduction of our interest in the joint venture; and

●	we recognized impairments during 2010 of $851,000, a direct result of decreases in the fair value of the lots held in the ventures.

Cost Method Investments
In situations where our interest in an LLC is less than 20% and we do not have significant influence or direct control over the LLC, we account for the investment under the cost method of accounting.  We held $187,000 in real estate investments accounted for under the cost method at December 31, 2010.

Equity Method Investments
In situations where our interest in an LLC represents between 21% and 50%, and we exercise significant influence but do not have direct control over the LLC, we classify the investment as investments in real estate under the equity method of accounting.  Our equity method investments had a carrying value of $227,000 at December 31, 2010.  We sold equity method investments for cash proceeds of $454,000 during 2010.

Investments in Variable Interest Entities
In connection with our 37.6% equity investment in Warm Jones, LLC (Warm Jones) we guaranteed a $13.7 million first lien mortgage loan that was borrowed by Warm Jones.   Warm Jones borrowed an additional $2.6 million, the proceeds of which were used to pay 12 months of interest on the first and second lien loans, and carrying costs associated with property.  Both loans have since matured and both loans are in default.   In November 2010, our equity investment in Warm Jones was foreclosed upon, which eliminated our ownership position; however, we continue to have a liability for the guaranty on the first lien debt, which we have valued at $4.7 million at December 31, 2010.

We determined that Warm Jones was a VIE under applicable accounting standards.  Our equity investment in Warm Jones has been eliminated and we are not the primary beneficiary of the VIE.  While we have, as a result of the guarantee, the requirement to absorb losses that could be significant to the VIE, we do not have the power to direct the matters that most significantly impact the activities of the LLC, including the management and operations of the property owned by the LLC and disposal rights with respect to the property. Such rights and power are held by the first lien holder.

Fully Consolidated Investments
If we determine that we hold a controlling interest or have 100% ownership, we fully consolidate these investments on our balance sheet and reflect the minority owner’s position as noncontrolling interest on the balance sheet, if applicable.   The ownership positions of the minority shareholders are reflected separately on the balance sheet as noncontrolling interests.  At December 31, 2010, we held $3.1 million in fully consolidated real estate investments and the noncontrolling interests related to these investments had a carrying value of $365,000.  We sold fully consolidated investments for cash proceeds of $4.5 million during 2010.

Mortgage Loans
At inception, our stated business plan was the investment in various types of mortgage loans; however, because of our lack of access to capital, we did not originate any new mortgage loans during 2009. During 2010, we invested $797,000 in mortgage investments, using cash received from the sale of foreclosed properties.  These investments were short-term and our invested capital plus interest was returned prior to December 31, 2010.  To date, all of the mortgage loans which we have funded have been originated by CM Capital. At December 31, 2010, we had two performing loans with one borrower, secured by property located in Arizona.  At December 31, 2010, these two loans had an aggregate principal balance of $6.1 million and a carrying value of $5.4 million. The borrower is performing on the loans in accordance with the current terms of the restructured agreements.

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

RISKS RELATED TO OUR BUSINESS AND OPERATIONS

Our current financial condition raises substantial doubt regarding our ability to continue as a going concern. However, our consolidated financial statements are presented on a going concern basis.

Our consolidated financial statements are presented in this report on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Over the past three years we have experienced substantial losses including a net loss of $53.4 million, or $3.17 per share for 2010.  These financial results have had a materially adverse impact on our financial condition.   Further, as a result of our limited sources of operating cash flow, and limited cash and other liquid assets available to satisfy such obligations, there is substantial doubt about our ability to continue as a going concern. While we have prepared our consolidated financial statements on a going concern basis, if we are unable to restructure the terms of our obligations, including, without limitation, the Junior Subordinated Notes, reduce operating expenses, sell assets, or receive additional funding, our ability to continue as a going concern may be impacted.  Because our portfolio of performing loans has shrunk to $6.1 million, our recurring cash flow is not sufficient to cover our general operating costs, including real estate carrying costs.  Our ability to continue as a going concern will also be dependent upon our ability to execute portfolio resolution strategies that will offer operating liquidity. In addition, our lenders on our Junior Subordinated Notes have accelerated the repayment of the debt under our Junior Subordinated Notes and have also filed suit against us to collect this debt.  We do not have the ability to refinance or the liquidity to repay this debt and as a result, will have to restructure the debt, sell some or all of our assets or seek to reorganize under Chapter 11 or liquidate under Chapter 7 of the United States Bankruptcy Code or otherwise. No assurance can be given that we will be successful in achieving any of these steps or restructuring these arrangements on acceptable terms. Therefore, we may not be able to realize our assets and settle our liabilities in the ordinary course of business adversely impacting amounts actually realized relative to our financial statements. If we liquidated under Chapter 7 of the United States Bankruptcy Code or otherwise, it is expected that our common stockholders would not recover any value and holders of the Junior Subordinated Notes would receive little, if any, value in relation to the outstanding principal amounts of the Junior Subordinated Notes. The Company’s consolidated financial statements included in this Annual Report on Form 10-K do not reflect any adjustments that might specifically result from the outcome of this uncertainty.

We are currently not making new investments and it is unlikely that we will be able to make any additional investments in the future, which increases the risk that we will be unable to continue as a going concern.

Given current market conditions, the illiquid nature of our remaining assets and our lack of investable cash, currently, we are unable to take advantage of new investment opportunities.  In the event that negative market conditions persist or deteriorate further, and we are not able to achieve a successful disposition of assets or increase our liquidity through alternative channels, then the risk increases that we will not be able to continue as a going concern. The accompanying consolidated financial statements have been prepared in conformity with GAAP applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, our consolidated financial statements do not reflect any adjustments related to the recoverability of assets and satisfaction of liabilities that might be necessary should we be unable to continue as a going concern.

Our ability to continue as a going concern could be adversely affected if we are required to perform under financial guarantees that we have provided.

We guaranteed approximately $13.7 million of indebtedness of Warm Jones, LLC, a limited liability company in which we previously owned a 37.6% membership interest.  In November 2010, our equity investment in Warm Jones was foreclosed upon, which eliminated our ownership interest.  Under the original terms of the indebtedness, the note was due in October 2008 and subsequently modified, extending the maturity to February 2010.  Because we guaranteed the payment of the loan, the lenders may pursue us for all amounts owing on the note. We have entered into a forbearance agreement with the lenders pursuant to which the lenders agreed to forbear from enforcing payment under the guarantee until June 2011, and agreed to waive all accrued and unpaid interest and all interest that accrues during the forbearance period provided that the loan is paid in full on or before June 2011.  If we are required to pay any significant amount under the guarantee, it would have a material impact on our liquidity and we would have to sell assets upon disadvantageous terms to generate cash flow. In addition, we may not be able to ultimately recover any amount we are required to pay.  We determined that our potential liability under the guarantee was approximately $4.7 million as of December 31, 2010.  As of the date of this report, there were no offers to purchase the property.  Both we and Desert Capital TRS have also guaranteed the mortgage note payable to a bank that is collateralized by our Henderson, Nevada office building, which serves as our corporate headquarters.  We have guaranteed the debt in the event of nonpayment or in the event that the liquidated value of the building is not sufficient to cover the outstanding mortgage debt.  At December 31, 2010, we recorded a $3.3 million impairment on the land and office building, which resulted in a carrying value of $4.8 million, or $1.1 million less than the outstanding debt balance of $5.9 million.  In the event we are required to pay any significant amount under the guarantee, it would have a material adverse impact on our liquidity and we would have to sell assets upon disadvantageous terms to generate cash flow.

In the event the Internal Revenue Service disallows certain of the deductions we have taken, we could be subject to substantial tax liabilities, which could have a material and adverse effect on our financial condition.

We, together with our TRS, are currently under audit for the 2006, 2007, and 2009 tax years.  In February 2011, the IRS provided us with an economist's report that concluded that several of the deductions we had taken for tax purposes on our TRS tax return for the 2006 and 2007 tax years should be disallowed.  As a result, we have recorded a liability for federal income tax, including penalties and interest, of $3.4 million as of December 31, 2010. We do not agree with the economist’s conclusion and plan to either appeal the findings or negotiate a settlement with the IRS.  The likelihood of success of either approach is undetermined at this time.  In January 2011, we also received notice from the IRS that it was opening the 2009 tax year for audit for us and our TRS and therefore, at this time we do not have an indication of the outcome.  If we become subject to any substantial tax liabilities, it could have a material adverse effect on our financial condition.

We may suffer a substantial loss if CM Capital is unable to pay our note receivable.

We have a note receivable from CM Capital with an outstanding principal balance of $14.7 million. At December 31, 2009, we had an allowance for loan loss of $1.8 million recorded against this note receivable; however, in October 2010, management of CM Capital notified us that it would be discontinuing interest payments on the note until it returns to profitability, which is a loss of revenue of approximately $226,000 per quarter. Further, in December 2010, pursuant to the terms of the note, CM Capital was obligated to resume principal payments on the note of approximately $388,000 per quarter. CM Capital has failed to make principal and interest payments on the note and the note continues to be in default.  The note is secured by a pledge of all of the ownership interests in CM Capital.  However, due to our concerns about the current financial condition of CM Capital, we have determined that it is unlikely that CM Capital will be able to repay this note.  As a result of this nonpayment, as of December 31, 2010, we have provided an allowance for loan losses for the remaining balance of the note.  The impairment does not reflect a change in the payment terms of the note or a reduction in the amount we are owed under the note.  The nonpayment of principal and interest has had a material adverse impact on our cash flow and financial condition.  If CM Capital is unable to pay this note, we could suffer a substantial loss which could adversely impact our financial condition.

One or more of our properties or investments may face foreclosure by our lenders or we may voluntarily decide to convey one or more of our properties to a lender if we cannot refinance a property upon debt maturity.

Substantially all of the property constituting our real estate owned and investments in real estate previously secured acquisition and development or construction loans and as such is undeveloped or underdeveloped property that does not generate any operating income to us.  However, each of these property interests has substantial costs associated with the foreclosure and continued ownership of the interest in the form of legal costs and expenses, servicing and property management fees and property taxes.  As a result of our lack of operating income, in an effort to preserve and maintain our interest in these properties, we placed debt on these properties to help cover these costs.  This debt is generally non-recourse to us (except for customary “non-recourse carve out” provisions relating to matters such as fraud, misallocation of funds and other customary exclusions). Should we be unable to refinance a property’s debt upon the maturity of such debt, we will likely face foreclosure by our lenders on that property or we may decide to voluntarily convey the property to the relevant lenders in lieu of foreclosure.  As a result of any loan defaults, our portfolio of properties may be further reduced, our existing and potential future lenders may be less willing to consummate transactions with us based on such loan defaults by us, we will not be able to realize any value from any such properties and we may incur additional losses on our financial statements regarding any such properties. In addition, although we are currently not aware of any events which would give rise to liability under a non-recourse carve-out provision in our loan documents, if any lender attempted to claim such liability exists, such lender may attempt to recover any losses from and/or assert that a loan is completely recourse to us.  In such a case, were the lender successful, the liability could be very significant.

Adverse developments in the credit markets and in the global economy have had, and will continue to have, an adverse effect on the value of our investments, our cash flow and our operating results.

Our ability to continue as a going concern is generally dependent upon economic conditions in the U.S. and, in particular, the geographic areas in which our investments are located. Global recessionary economic conditions and adverse developments in the credit markets have substantially reduced or eliminated the availability of financing for some real estate sectors. The mortgage industry has been negatively impacted by severe volatility in the capital markets, significant declines in asset values and lack of liquidity.  Adverse changes in the mortgage and capital markets have eliminated, reduced the availability of, or increased the cost of funding sources for us.  These factors resulted in numerous negative implications to our business, including the inability of our borrowers to access capital to repay their obligations to us resulting in material increases in non-performing loans and foreclosure activity, our inability to execute asset sales at favorable prices and our inability to raise capital or generate sufficient liquidity to make new investments.  This has reduced, and may continue to reduce, the revenue and cash flow we receive from our investments and the fair value of our investments and has resulted in, and may continue to cause, material asset impairment of these investments.

Limitations on our liquidity and ability to raise capital have had, and we expect will continue to have, an adverse effect on us.

Historically, our primary sources of liquidity were our bank credit facility, issuances of debt and equity securities in capital markets transactions and repayments of our loans. Liquidity in the capital markets has been severely constrained since the beginning of the credit crisis, increasing the cost of funds and/or effectively eliminating access to certain funding sources.  As a result, we have been unable to access sources of funding.   We have sought, and will continue to seek, to raise capital through secured debt financing, asset sales, joint ventures and other third party capital arrangements. So far, we have achieved only limited success through these efforts. Any decision by a lender and/or investors to make additional funds available to us in the future will depend upon a number of factors, such as our compliance with the terms of our existing debt obligations, our financial performance, industry and market trends, and the relative attractiveness of alternative investment or lending opportunities.  If we are not otherwise able to raise capital on favorable terms, we may be forced to sell some of our assets at unfavorable prices.  Continued disruption in the global credit markets or further deterioration in those markets may continue to have a material adverse effect on our ability to repay or refinance our borrowings and operate our business. There can be no assurance that our liquidity requirements will continue to be satisfied.

If we are unable to raise additional capital or generate sufficient liquidity we may be unable to conduct our operations.

Our ability to conduct our operations is significantly constrained by our lack of liquidity and our unlikely ability to obtain additional debt financing or to issue equity securities as a result of our current financial condition, as well as the uncertainties and risks caused by the continuing turmoil and volatility in the capital markets and the recessionary economic conditions.  Our ability to continue our operations is dependent upon our short term ability to implement successfully exit strategies with respect to certain of our real estate assets.  These strategies primarily include asset sales.  Our ability to continue operating is dependent in large part upon our ability to implement these exit strategies so that we are able to generate sufficient additional cash flow to enable us to meet our current and future operating expenses.

We face risks associated with owning developed and undeveloped real property.

The risks inherent in owning and/or developing real property increase as demand for commercial or residential property, or rental rates, decrease. Real estate markets are highly uncertain and, as a result, the value of developed and undeveloped property has fluctuated significantly and may continue to fluctuate as a result of changing market conditions. In addition, carrying costs can be significant and can result in losses or reduced margins in a poorly performing project. As a result of our lack of operating cash flow and liquidity, we have placed debt on our property interests to pay the carrying costs associated with owning the properties.  As a result, we hold property at a cost we may not be able to recover fully.  Under current market conditions, we have recorded impairment charges on most of our properties and may have future impairments of our properties. These impairment charges are based on estimates of fair value. Given the current environment, the amount of market information available to estimate fair value is less than usual; if additional market information becomes available in future periods we may take additional impairment charges.  It is unlikely that we will be able to hold these properties long enough to recover any significant value.

Adverse market conditions have caused us and, we expect, will continue to cause us to have difficulty selling certain of our assets, which has impaired our ability to use sales proceeds as a source of liquidity and has adversely affected our ability to operate our business and satisfy our debt service obligations.

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

Factors that may adversely affect our ability to control operating costs include:

●	the need to pay for insurance, legal and other operating costs, including property management fees and real estate taxes, which could increase over time;
●	the need periodically to repair, renovate and re-lease space;
●	the cost of compliance with governmental regulation, including zoning and tax laws;
●	the potential for liability under applicable laws;
●	interest rate levels; and
●	the availability of financing.

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

We have prepaid certain carrying costs and servicing and management fees to CM Capital and are subject to the credit risk that CM Capital may not have the funds available to pay these carrying costs as they become due, which could have a material and adverse effect on our financial condition.

We have incurred secured debt to facilitate the payment of certain carrying costs and servicing and property management fees associated with the ownership of certain of our non-income producing assets.  The proceeds of this debt, less closing costs, funding of the interest reserves and other fees were prepaid to our loan servicer, CM Capital, to be used for the payment of carrying costs associated with being a land owner and servicing and property management fees payable to CM Capital.  To the extent that CM Capital does not have the funds available to pay the carrying costs for these properties as they become due, the properties could become subject to tax liens or we could otherwise be required to advance additional funds to pay such carrying costs which would result in our payment of such costs twice.  At December 31, 2010, the amount of prepaid costs to CM Capital was $176,000.

We are unable to develop our properties or redevelop existing properties successfully, which could adversely affect our results of operations due to unexpected costs, delays and other contingencies.

Our operating strategy historically has not included owning real property, developing real property or expansion and/or redevelopment of existing property. However, as a result of the adverse developments in the credit markets and global economic conditions, we have interests in 46 properties and 2 joint ventures.   Some of the exit strategies that we are considering include engaging in certain development opportunities as they arise.  Development activity may be conducted through wholly-owned subsidiaries or through joint ventures. However, there are significant risks associated with such development activities in addition to those generally associated with the ownership and operation of developed properties. These risks include the following:

●	we may be unable to obtain necessary financing on acceptable terms or at all;
●
we may be unable to obtain, or face delays in obtaining necessary zoning, land-use, building, occupancy, and other required governmental permits and authorizations, which could result in increased development costs and/or lower than expected leases;

●	local real estate market conditions, such as oversupply or reduction in demand, may result in reduced or fluctuating rental rates;
●
we may incur development costs for a property that exceed original estimates due to increased materials, labor or other costs of unforeseen environmental conditions, which could make completion of the property uneconomical;

●	we may abandon development opportunities that we have already begun to explore, and we may fail to recover expenses already incurred in connection with exploring any such opportunities;
●	changes in applicable zoning and land use laws may require us to abandon projects prior to their completion, resulting in the loss of development costs incurred up to the time of abandonment; and
●	we may experience late completion because of construction delays, delays in the receipt of zoning, occupancy and other approvals or other factors outside of our control.

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

As of December 31, 2010, we had ownership interests in two joint ventures. Our investments in these joint ventures involve risks not customarily associated with wholly-owned properties, including the following:

●
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

●
prior consent of our joint venture partners may be required for a sale or transfer to a third party of our interests in the joint venture, which restricts our ability to dispose of our interest in the joint venture;

●
our joint venture partners might become bankrupt or fail to fund their share of required capital contributions, which may delay construction or development of a joint venture property or increase our financial commitment to the joint venture;

●
our joint venture partners may have business interests or goals with respect to the joint venture properties that conflict with our business interests and goals, which could increase the likelihood of disputes regarding the ownership, management or disposition of such properties;

●
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

●	we may suffer losses as a result of the actions of our joint venture partners with respect to our joint venture investments; and
●	our joint venture partner may elect to sell or transfer its interests in the joint venture to a third party, which may subject us to a joint venture partner that is not acceptable to us.

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

We have long-term debt that bears interest at a varying interest rate based on LIBOR. We may incur additional variable rate debt in the future. Increases in interest rates on variable rate debt would increase our interest expense, unless we make arrangements which hedge the risk of rising interest rates, which would adversely affect cash available for payment of our debt obligations.

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

In the past, a source of liquidity for us was the voluntary repayment of loans. Because the commercial real estate asset-backed markets remain closed, and banks and life insurance companies have drastically curtailed new lending activity, real estate owners are having difficulty refinancing their assets at maturity. Borrowers have been unable to refinance loans at their maturity, the loans have gone into default and the liquidity that we would have otherwise received from such repayments has not been available. As a lender that invested in loans to borrowers who may not have met the credit standards of other financial institutions, the default rate on mortgage loans made by us could be higher than that of the real estate industry generally. As of December 31, 2010 we had two loans in our portfolio from one borrower that were performing.  The aggregate balance of these loans was approximately $6.1 million. The increase in our provision for loan losses has materially adversely affected our results of operations.  The inability of the borrower to repay these loans may have a material adverse effect on our business and operations.

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

Some of our loans were participation interests or co-lender arrangements in which we shared the rights, obligations and benefits of the loan with other lenders. We may need the consent of these parties to exercise our rights under such loans, including rights with respect to amendment of loan documentation, enforcement proceedings in the event of default and the institution of, and control over, foreclosure proceedings. Similarly, a majority of the participants may be able to take actions to which we object but to which we will be bound if our participation interest represents a minority interest. We may be adversely affected by this lack of full control.

Our interest in real estate owned and real estate investments may be held directly by us, or through LLCs. If we are one of several investors in a larger mortgage loan, such loans are foreclosed on using an LLC to facilitate foreclosing our lender interest along with private investors who hold the remaining loan balance. In these instances, our original investment in the loan is converted to proportionate interests in the LLC. In cases where our ownership interest in an LLC is greater than 50%, we analyze strategic alternatives to determine whether the property should be sold, contributed to a joint venture for development or held for future resolution.   In situations where our ownership interest in an LLC is less than 50%, our ability to make strategic decisions regarding the property is subject to the voting interests of a majority of the members of the LLC, which may hinder our ability to execute our desired strategy for the property.  We may be adversely affected by this lack of control.

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

We periodically evaluate long-lived assets and investments in real estate to determine if there has been any impairment in their carrying values and record impairment losses if there are indicators of impairment. If it is determined that an impairment has occurred, the amount of the impairment charge is equal to the excess of the asset’s carrying value over its estimated fair value, which could have a material adverse effect on our financial results in the accounting period in which the adjustment is made. During 2010, we recorded $29.2 million in impairments of real estate investments, including equity in losses of unconsolidated real estate investments related to the decline in the value of real estate and impairments on our buildings and land.  If market conditions do not improve or if there is further market deterioration, it may impact the number of properties we can sell, the timing of the sales and/or the prices at which we can sell them in future periods. If we are unable to sell properties, we may incur additional impairment charges on properties previously impaired as well as on properties not currently impaired but for which indicators of impairment may exist, which would decrease the value of our assets as reflected on our balance sheet and adversely affect net income and stockholders’ equity. There can be no assurances of the amount or pace of future sales and closings, particularly given current market conditions.

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

Our real estate investment portfolio, including mortgage loan investments and real estate investments is primarily concentrated in the Southwestern United States. As of December 31, 2010, approximately 75.8% of the principal balance of our portfolio was invested throughout Nevada, California, and Arizona. We have one borrower that comprises our entire mortgage loan portfolio. At December 31, 2010, the aggregate amount of our loans to this borrower was $6.1 million. The allowance for loan losses includes $761,000 in allowances for these specific loans.  Where we have any kind of concentration risk in our investments, further adverse developments in that area of concentration could further reduce the value of our investment and increase our losses.

The property securing some of our investments may be subject to prior liens and if default on these superior encumbrances occurs, we may be required to pay installments due to the superior encumbrances to protect our investment and we may not have the funds to make such payments.

The property securing an investment may be subject to prior security interests or liens securing payment of other obligations which are or may become superior to our interest. If defaults occur on superior encumbrances, we may lose our security interest in the property through foreclosure of the superior encumbrances and we may, in order to preserve our secured interest, have to pay the periodic installments due to the superior encumbrance in order to prevent foreclosure of the superior encumbrance. In some cases, we have been and in the future, may again be required to pay a superior encumbrance in its entirety. We could be required to make additional cash outlays for an indefinite period of time, including payment of court costs and attorney fees and other expenses incidental to protecting investments. These expenses have had and may continue to have an adverse effect on our operating cash flow.  Due to our lack of liquidity, we may be unable to make such payments, which could cause us to lose our investments.

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

RISKS RELATED TO OUR ADVISOR

Our results may suffer as a consequence of a conflict of interest arising out of our relationship with our Advisor. We pay our Advisor a management fee based on the amount of our invested assets. This arrangement may lead our Advisor to recommend riskier or more speculative investments regardless of their long-term performance in an effort to maximize its compensation.

The management fee we pay our Advisor is based on the amount of assets invested, which provides incentive for our Advisor to invest our assets quickly, and possibly in riskier investments regardless of their performance.

Our Advisor shares in our profits but not in our losses. Consequently, as our Advisor evaluates different mortgage loans and other investments for our account, there is a risk that our Advisor will cause us to assume more risk than is prudent in an attempt to increase its management fee. Other key criteria related to determining appropriate investments and investment strategies, including the preservation of capital, might be under-weighted if our Advisor focuses exclusively or disproportionately on maximizing its income. The advisory agreement was not negotiated at arm's length and provides for substantial compensation to the Advisor.

Our Advisor has significant influence over our affairs, and might cause us to engage in transactions that are not in our or our stockholders' best interests.

In addition to managing us and having two of its designees as members of our board, our Advisor provides advice on our operating policies and strategies. Our Advisor may also cause us to engage in future transactions with it and its affiliates. Accordingly, our Advisor has significant influence over our affairs, and may cause us to engage in transactions which are not in our best interest.

We depend on the performance of our Advisor.

We are dependent upon the performance of our Advisor in evaluating and managing our investments and our day-to-day operations. You will have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments. You must rely entirely on the analytical and management abilities of our Advisor and the oversight of our board of directors.

We cannot estimate with certainty the future aggregate fees and expense reimbursements that will be paid to our Advisor under the advisory agreement.

Our Advisor is entitled to substantial fees pursuant to the advisory agreement. Our Advisor's management fee is calculated as a percentage of our Average Invested Assets. Since payments of the management fee and expense reimbursements are determined at future dates based upon our then-applicable Average Invested Assets and actual expenses incurred by our Advisor, such fees and expense reimbursements cannot be estimated with mathematical certainty. We can provide no assurance at this time as to the amount of any such management fee or expense reimbursements that may be payable to our Advisor in the future.

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

●
we would be taxed as a regular domestic corporation, which, among other things, means that we would be unable to deduct distributions to stockholders in computing taxable income and we would be subject to U.S. federal income tax on our taxable income at regular corporate rates;

●
any resulting tax liability could be substantial, would reduce the amount of cash available for distribution to stockholders, and could force us to liquidate assets at inopportune times, causing lower income or higher losses than would result if these assets were not liquidated; and

●
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

ITEM 2. PROPERTIES

We own an office building in Henderson, Nevada, which serves as our corporate headquarters. The building is approximately 40,000 square feet, and as of December 31, 2010, the building was 100% occupied. Approximately 20,000 square feet of office space is leased to related parties under month-to-month leases and approximately 20,000 square feet is leased to unrelated third parties under long-term operating leases that are cancelable on sixty days written notice by either party.  Both Desert Capital REIT and Desert Capital TRS have guaranteed this debt in the event of nonpayment or in the event that the liquidated value of the building is not sufficient to cover the outstanding mortgage debt.  At December 31, 2010, based on an appraisal and cash flow analysis, we determined that the property was impaired. We recorded a $3.3 million impairment on the land and office building, which resulted in a carry value of $4.8 million, or $1.1 million less than the outstanding debt balance of $5.9 million.

In addition, we own the land and building of an operating business, 3MO, LLC, that we foreclosed on in April 2009.  We originally classified the real estate property (the land and building), and related assets and liabilities as assets and liabilities held for sale, but in November 2009, we entered into an agreement with an unrelated third party to lease the 10,000 square foot facility and operate a new business on the premises, at which time we also ceased our operations of the business.  Under the lease agreement, the lessee assumed the operations of the business, including the responsibility to fund all operating costs of the business.  We have maintained ownership of the real property and have classified it as building and land on our consolidated balance sheet, and depreciate it over its estimated useful life.  We recorded an impairment of $1.6 million during the year ended December 31, 2010, a direct result of a change in our estimate of future cash flows from the lessee.

ITEM 3.  LEGAL PROCEEDINGS

Thomas vs. CM Securities, Todd Parriott, CM Capital, Desert Capital

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

Case No. A540232, Second James, Inc. et al. v. Todd Parriott, et al., in the District Court of Clark County, Nevada, Department XI

We are named in a lawsuit brought by a current shareholder and its affiliates arising from a transaction whereby Desert Capital TRS, Inc. acquired all of the units in CM Capital in exchange for cash and shares of our stock.  Named as defendants in the lawsuit, in addition to us, are the following: Todd Parriott, our Chief Executive Officer, Phillip Parriott, CM Securities, LLC, Burton, Desert Capital TRS, Inc., ARJ Management Inc., CM Land LLC, and CM Capital.  Plaintiffs allege, among other things, the existence of an oral agreement pursuant to which they are allegedly entitled to receive a portion of the management fee paid by us to Burton. Plaintiffs also allege, among other things, that CM Capital made certain overpayments to management before the formation of Desert Capital REIT and undisclosed payments in connection with the formation of Desert Capital REIT and various other entities.  Plaintiffs seek, among other things, damages, prejudgment interest, attorneys' fees, and punitive damages.  We believe that the claims asserted in the lawsuit are without merit.  We deny the existence of any oral agreement and believe that we have fully performed all of the obligations which were memorialized in the Unit Purchase Agreement concerning CM Capital.  We also deny all other allegations of wrongdoing.  We intend to vigorously defend the lawsuit.

SEC Subpoena in the Matter of CM Capital Services, LLC (LA-3825)

The Company received a subpoena from the United States Securities and Exchange Commission requesting various documents and information.  The subpoena was issued in an investigation entitled In the Matter of CM Capital Services, LLC (LA-3825).  CM Capital Services is a subsidiary of the Company's Advisor, CM Group, LLC.  CM Capital Services, LLC originated loans in which the Company invested funds.  The Company intends to cooperate with the SEC with respect to the subpoena.

Civil Action No. 11-CV-1159, Taberna Preferred Funding VI, Ltd. v. Desert Capital REIT, Inc., in the United States District Court for the Southern District of New York

We are named in a lawsuit brought by Taberna Preferred Funding VI. Ltd. ("Taberna") in the United States District Court for the Southern District of New York.  Taberna is the holder of certain trust preferred securities issued by our subsidiary, Desert Capital TRS Statutory Trust I.  Taberna holds a substantial amount of these securities.   Desert Capital TRS Statutory Trust I issued approximately $30 million of trust preferred securities and approximately $928,000 in common securities.  It used the proceeds of these securities to purchase $30.9 million of our junior subordinated notes issued pursuant to a Junior Subordinated Indenture.  The terms of the junior subordinated notes match the terms of the trust preferred securities.  Taberna alleges that a default has occurred under the Junior Subordinated Indenture and alleges that the Junior Subordinated Indenture permits Taberna to file a suit directly against the Company in the event of a default.  Taberna's lawsuit alleges a cause of action for breach of contract and seeks an award of damages of at least $25 million plus all accrued interest and its costs and disbursements incurred in the action including reasonable attorneys' fees.

Cause No. 2009 16312, Phase One Technologies, L.L.C. and Alpine Environmental Technologies Corporation v. Consolidated Mortgage, L.L.C., d/b/a CM Capital Services, L.L.C., CM Capital Services, L.L.C., Desert Capital REIT, Inc., Hayden Almeda, L.L.C., Todd B. Parriott, Paul Huygens et al.; In the District Court of the 133rd Judicial District of Harris County, Texas

Plaintiffs Phase One Technologies and Alpine Environmental Technologies Corporation allege that Defendants Consolidated Mortgage, L.L.C., d/b/a CM Capital Services, L.L.C., CM Capital Services, L.L.C., Desert Capital REIT, Inc., Todd B. Parriott, and Paul Huygens (collectively the “CM Defendants”) failed to pay for environmental remediation work performed by Plaintiffs.  Plaintiffs have stated causes of action for breach of contract/quantum meruit, foreclosure of Plaintiffs’ constitutional/statutory lien, sham contract, fraudulent conveyance, conspiracy, alter ego and piercing the corporate veil, fraud, negligent misrepresentation, promissory estoppel, equitable subrogation, and Texas Prompt Payment Act violations.  Plaintiffs are seeking an undefined amount of damages, exemplary damages, sale of the property on which the environmental remediation work was performed, attorneys’ fees and expenses, pre- and post-judgment interest, and costs.  The CM Defendants also face cross claims from co-defendant SRG Real Estate, LLC.  SRG Real Estate alleges that the CM Defendants failed to pay in accordance with alleged promises made to SRG Real Estate.  SRG Real Estate has stated causes of action for breach of oral contract, promissory estoppel, and seeks to hold all the CM Defendants responsible under various theories of vicarious liability.  SRG Real Estate seeks an undisclosed amount of damages, pre- and post-judgment interest, costs, attorneys’ fees, and additional recovery for indemnity and/or contribution.  Consolidated Mortgage has alleged causes of action fraudulent conveyance, and wrongful foreclosure, and seeks to pierce the SRG Real Estate’s corporate veil to enforce a deficiency from a related arbitration award.  Consolidated Mortgage seeks an undisclosed amount of damages, exemplary damages, costs, pre- and post- judgment interest, a declaration that the fraudulent transfers are void, the cancellation of improper deeds of trust, attorneys’ fees and expenses

ITEM 4. RESERVED

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

There is no established public trading market for our common stock. As of March 18, 2011, we had approximately 3,888 record holders of our common stock.  Prior to October 31, 2008, our Board of Directors declared monthly dividends on the last day of each month, payable to stockholders of record at the close of business on the last day of the subsequent month. The table below lists the declaration dates and per share amounts.  On October 31, 2008, we announced the suspension of our monthly dividend, effective immediately, and did not pay any dividends in 2009 or 2010.  Set forth in the table below is information regarding the dividends we paid per share during 2008.

Declaration Date	Distribution Date	2008
January 31	February 15	$0.100
February 29 and February 28 respectively	March 14 and March 15, respectively	0.025
March 31	April 15 and April 14, respectively	0.025
April 30	May 15	0.025
May 31	June 13 and June 15, respectively	0.025
June 30	July 15 and July 13, respectively	0.025
July 31	August 15	0.025
August 30 and August 31, respectively	September 15 and September 14, respectively	0.025
September 30	October 15	0.025
October 31	November 15	-
November 30	December 14	-
December 31	January 15	-
Total		$0.300

EQUITY COMPENSATION PLAN INFORMATION

We have reserved 1,000,000 shares of common stock for issuance under our 2004 Stock Incentive Plan. The plan was approved by our stockholders in 2004 before we commenced with our initial public offering. We have issued a total of 124,000 shares of restricted stock under this plan, all shares of which have been issued to our directors and certain executive officers.  All issued shares were fully vested as of December 31, 2010.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data is derived from our consolidated financial statements. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," “Risk Factors” and our audited consolidated financial statements and notes thereto included elsewhere in this report.

	Year Ended December 31,
	(in thousands, except per share amounts)
	2010	2009	2008	2007	2006
Interest income	$758	$1,355	$7,382	$20,268	$18,271
Non-interest income	1,367	1,143	1,131	12,316	11,388
Total revenue	2,125	2,498	8,513	32,584	29,659

Interest expense	4,188	2,609	3,126	4,018	2,670
Non-interest expense	37,135	42,625	19,371	15,324	11,966
Provision for loan losses	14,263	11,123	23,616	34,411	369
Income tax expense (benefit)	2,768	(72)	(123)	668	406
Total expense	58,354	56,285	45,990	54,421	15,411

Loss attributable to noncontrolling interests	(2,857)	(2,542)	-	-	-

Loss from discontinued operations	-	(1,771)	-	-	-
Net (loss) income attributable to common stockholders	$(53,372)	$(53,016)	$(37,477)	$(21,837)	$14,248

Net (loss) income per share-basic and diluted from continuing operations	$(3.17)	$(3.04)	$(2.23)	$(1.35)	$1.06
Loss per share from discontinued operations	-	(0.11)	-	-	-
Net (loss) income per share available to common stockholders	$(3.17)	$(3.15)	$(2.23)	$(1.35)	$1.06

Total assets	$27,545	$82,985	$122,629	$165,714	$187,031
Total liabilities	56,099	54,899	42,742	44,667	48,582
Noncontrolling interests	113	3,312	-	-	-
(Deficit) equity available to common stockholders	(28,667)	24,774	79,887	121,047	138,449
Total stockholders' (deficit) equity	(28,554)	28,086	79,887	121,047	138,449

Dividends declared per share	$-	$-	$0.30	$1.20	$1.20

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

Our forward-looking statements are based upon our management’s beliefs, assumptions and expectations of our future operations and economic performance, taking into account the information currently available to us. Forward-looking statements involve risks and uncertainties, some of which are not currently known to us, that might cause our actual results, performance or financial condition to be materially different from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. Some of the important factors that could cause our actual results, performance or financial condition to differ materially from expectations are:

●	our ability to continue as a going concern;
●	our inability to restructure our obligations under our junior subordinated notes;
●	economic conditions impacting the real estate market and credit markets;
●	our potential liability for federal income taxes;
●	continued distress in real estate markets;
●	our real estate assets are non-income producing but have significant costs of ownership;
●	nature of our real estate assets may result in further impairments;
●	reduction in revenue due to CM Capital note default;
●	our ability to sell assets;
●	our continued inability to obtain liquidity;
●	additional impairments on our assets;
●	our contingent liability related to two financial guarantees; and
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

Business

We are a Maryland corporation formed in December 2003 as a real estate investment trust (“REIT”). When we first began conducting business, we specialized in the financing of real estate projects by providing short-term mortgage loans to homebuilders and commercial developers in markets where we believed we possessed requisite skills and market knowledge, which was primarily in the western United States. We historically invested in 12 to 18 month, first and second lien mortgage loans, consisting of acquisition and development, construction, and commercial property loans to both local and national developers and homebuilders. Previously, we derived our revenues primarily from interest payments received from mortgage investments funded with our equity capital and borrowed funds. Currently, we rely primarily on sales of our real estate assets, and to a lesser degree, on interest income from our performing loans and rental income from our tenants, to provide the cash flow necessary to operate our business.

Our operating results are affected primarily by: (i) changing values of real estate and credit market volatility, (ii) our level of non-performing assets, foreclosures and related loan losses and impairments, (iii) the amount of capital we are able to raise through asset sales to operate our business, and (iv) our ability to execute effective resolution strategies on our foreclosed properties.

Our consolidated financial statements have been prepared on the basis that we will continue as a going concern, which contemplates the realization and satisfaction of liabilities and commitments in the normal course of business.  Over the past three years we have experienced substantial losses including a net loss of $53.4 million, or $3.17 per share for 2010.  Our total interest income for the year ended December 31, 2010 was $758,000, which was derived from our two performing mortgage loans and the interest received during part of the year on our related party note receivable with CM Capital.  Our limited revenue combined with our substantial costs related to our real estate portfolio and debt have had a materially adverse impact on our financial condition and raise substantial doubt as to our ability to continue as a going concern.  Our primary source of liquidity consists of proceeds from the sale of our real estate investments.  With the significant deterioration in the performance of our loan portfolio, and the substantial increase in real estate owned and real estate investments due to foreclosures, our sources of funds from normal portfolio operations have been virtually eliminated. In addition, we were previously notified that we are in default of our payment obligations under our $30.9 million of junior subordinated notes due in 2036 (“the Junior Subordinated Notes”). As a result, our limited sources of operating cash flow, and limited cash and other liquid assets available to satisfy our obligations, there is substantial doubt about our ability to continue as a going concern.

Our lenders on our Junior Subordinated Notes notified us that they accelerated the repayment of the debt under the Junior Subordinated Notes. On March 3, 2011, we were formally served with notice that the lenders also filed suit against us to collect this debt.  We do not have the ability to refinance or the liquidity to repay this debt and as a result, we will have to restructure the debt, sell some or all of our assets or seek to reorganize under Chapter 11 or liquidate under Chapter 7 of the United States Bankruptcy Code or otherwise.  Moreover, because our portfolio of performing loans has shrunk to $6.1 million, our recurring cash flow is not sufficient to cover our general operating costs, including real estate carrying costs.  Our ability to continue as a going concern will be dependent upon our ability to restructure our debt and execute portfolio resolution strategies that will offer operating liquidity. No assurance can be given that we will be successful in achieving any of these steps or restructuring these arrangements on acceptable terms. Therefore, we may not be able to realize our assets and settle our liabilities in the ordinary course of business, adversely impacting amounts actually realized relative to our financial statements. If we liquidate under Chapter 7 of the United States Bankruptcy Code or otherwise, it is expected that our common stockholders would not recover any value and holders of the Junior Subordinated Notes would receive little, if any, value in relation to the outstanding principal amounts of the Junior Subordinated Notes. Our consolidated financial statements included in this Annual Report on Form 10-K do not reflect any adjustments that might specifically result from the outcome of this uncertainty.

Our financial statements do not include adjustments that would be necessary if we were to determine that we could not continue as a going concern for the next twelve months, including adjustments relating to the recoverability and classification of recorded assets or to amounts and classification of liabilities.

Recent Developments and Trends

Current Economic Environment
We are operating in a challenging and uncertain economic environment, including generally uncertain national conditions and local conditions in our markets. The capital and credit markets have been experiencing volatility and disruption for more than 36 months.  Concerns about the capital adequacy of financial services companies, disruptions in global credit markets and continued pricing declines in the U.S. housing market have led to further disruptions in the financial markets and have exacerbated the longevity and severity of the credit crisis. In addition, the current level of low economic growth on a national scale, the possible occurrence of another national recession, and further deterioration in local economic conditions in our markets contribute to the substantial doubt as to our ability to continue as a going concern.  We are particularly exposed to downturns in the U.S. housing market. The disruption in these markets directly impacts our business because our investment portfolio initially consisted primarily of investments in mortgage debt, and the underlying collateral was primarily undeveloped residential property.  Because we have foreclosed on virtually all the underlying collateral, our portfolio is now comprised primarily of undeveloped real estate. Dramatic declines in the housing market over the past few years, and in the Las Vegas market in particular, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the new home construction market, which has resulted in significant write-downs of our asset values.

Current Condition of the Company
During 2010, we foreclosed on properties securing mortgage loans with an aggregate original principal amount of $7.4 million. These loans were impaired prior to foreclosure, so that the amount recorded on our balance sheet as real estate owned or real estate investments as a result of these foreclosures was $3.4 million.

Upon foreclosure of a property, we make a determination based on the facts specific to that property as to how to proceed.  While there may be other alternatives, we generally employ one of the following strategies to seek ultimate resolution of our investment:

●
Sale of the Foreclosed Collateral – If we determine through a thorough review process that it is advantageous to sell the property that previously secured a non-performing loan at a loss rather than to continue to hold the property and incur additional costs related to property ownership, we will sell the property.  Additionally, we may sell assets to generate operating liquidity.  During 2010, we sold foreclosed properties with a carrying value of $6.4 million for total net proceeds to us of $6.5 million.

●
Joint Venture –We may contribute real estate assets to an operating joint venture, structured as a limited liability company (“LLC”) with other private investors in a loan or with a new investor to provide additional financing and development expertise to complete the project.  Once the project is completed and sold, we will distribute the sales proceeds according to the LLC agreement. This strategy may significantly reduce our ownership in the property. During 2008, we formed three joint ventures, each with the same partner, and contributed real estate with a carrying balance of $6.7 million into the joint ventures.  During 2010, we sold three homes within one of our joint venture projects for net cash proceeds of $120,000.  In addition, we sold the majority of the underlying real estate from one of our joint ventures for cash proceeds of $621,000 and we terminated another joint venture and sold the underlying lots for cash proceeds of $587,000.  Given the current real estate environment in the greater Las Vegas area, it is unlikely that we will enter into additional joint ventures.

●
Hold the Property – If we are unable to implement either of the strategies discussed above, or if we determine that it may be advantageous to hold the property based upon local real estate market conditions, we will hold the property for an undetermined period of time. This strategy may, at the appropriate time or as cash needs dictate, be replaced with one of the other options.   In addition, because we do not hold a controlling position in all of our assets, we may be forced by the majority owners to take a position holding property that we would otherwise like to sell or resolve.

The foreclosure on virtually all our mortgage loans has negatively impacted our operating results by both eliminating almost all our interest income and increasing our provision for loan losses and impairments.  Moreover, because substantially all of the property constituting our real estate owned and investments in real estate previously secured acquisition and development or construction loans, such property does not generate any operating income.  However, each of these property interests has substantial costs associated with the foreclosure and continued ownership of the interest in the form of legal costs and expenses, servicing and property management fees and property taxes.  Accordingly, we have been adversely affected by reduced income and increased loan losses, as well as increased costs associated with non-income producing properties.  As a result of our lack of operating income, in an effort to preserve and maintain our interest in these properties, debt has been placed on certain of these properties to help cover these costs.  As we continue to incur servicing and property management fees and other expenses related to the ownership of non-income producing properties, we will be forced to sell assets to generate liquidity.  In the event we are unable to do so or unable to realize reasonable values, we could lose the property to the first lien holder or the taxing authorities.

At December 31, 2010, our total assets were $27.5 million and our total liabilities were $56.1 million, resulting in a stockholders’ deficit of $28.6 million.  Of our $27.5 million in assets, $13.0 million represented the carrying value of our mortgage and real estate investments, and $11.1 million represented land, building and equipment.  Many of our individual assets serve as collateral to secure debt either for financing purposes or to raise operating capital.  As a result, as those assets are sold, the proceeds will first be paid to the secured creditors with respect to the assets sold.  The following table provides a detailed listing of our remaining investment assets, and the debt associated with each asset as of December 31, 2010 (dollars in thousands). It excludes assets that were impaired to a zero carrying value as of December 31, 2010.

Description	Location	DCR % Ownership	Carrying Value	Related Debt Balance	Value Net of Secured Debt

Mortgage on undeveloped land	Kingman, AZ	100%	$4,122	$-	$4,122
Mortgage on undeveloped land	Golden Valley, AZ	100%	1,257	-	1,257
Mortgage investments			$5,379	$-	$5,379

16 acres of undeveloped land	Houston, TX	100%	$700	$-	$700
52 custom home lots	Springfield, MO	100%	1,193	-	1,193
946 acres of undeveloped land	Roach, MO	100%	1,425	-	1,425
Real Estate Owned			$3,318	$-	$3,318

Partially developed homes	Las Vegas, NV	86%	$391	$369	$22
14 acres of undeveloped land	Indian Springs, NV	100%	230	-	230
5.0 acres of undeveloped land	Las Vegas, NV	100%	298	250	48
5 acres of undeveloped land	Las Vegas, NV	100%	282	226	56
Industrial building on 1.09 acres of land	Las Vegas, NV	100%	586	-	586
2.5 acres of undeveloped land	Las Vegas, NV	100%	163	126	37
34.7 acres of undeveloped land	Pahrump, NV	64%	322	321	1
3 acres of undeveloped land	Las Vegas, NV	76%	806	722	84
Fully Consolidated Investments in Real Estate			$3,078	$2,014	$1,064

640 acres of undeveloped land	Bullhead City, AZ	12%	$53	$-	$53
Industrial building on 2.34 acres of land	Las Vegas, NV	10%	84	-	84
20,180 square foot office building	Las Vegas, NV	13%	51	-	51
94.8 acres of undeveloped land	Lake Elsinore, CA	48%	225	-	225
JV with 9 remaining residential lots	Las Vegas, NV	30%	720	-	720
JV with 1 remaining residential home	Las Vegas, NV	12%	99	-	99
Cost and Equity Method Investments in Real Estate			$1,232	$-	$1,232

Total Investments in Real Estate and Mortgage Investments			$13,007	$2,014	$10,993

DCR office land and building	Henderson, NV	100%	$4,800	$5,934	$(1,134)	(1)
Gentleman's club land and building	Las Vegas, NV	100%	6,313	6,000	313
Total Land and Building			$11,113	$11,934	$(821)

			$24,120	$13,948	$10,172

(1) Under the terms of the general guaranty of the mortgage note payable, if the building were to be sold for an amount less than the outstanding debt balance, we would be liable for the deficiency.

As evidenced in the preceding table, our $24.1 million in tangible assets is encumbered by first lien debt of $13.9 million.  Assuming a complete liquidation of our assets at the current carrying value, we would receive approximately $10.2 million in proceeds that would be available to cover operating costs and for payments to our unsecured creditors, including the holders of our Junior Subordinated Notes payable of $30.9 million.

In addition to the mortgage and real estate assets discussed above, we have a note receivable from CM Capital with an outstanding principal balance of $14.7 million.  At December 31, 2009, we had an allowance for loan loss of $1.8 million recorded against this note receivable; however, in October 2010, management of CM Capital notified us that it would be discontinuing interest payments on the note until it returns to profitability. Further, in December 2010, pursuant to the terms of the note, CM Capital was obligated to resume principal payments on the note. CM Capital has failed to make principal and interest payments on the note and the note continues to be in default.  The note is secured by a pledge of all of the ownership interests in CM Capital.  However, due to our concerns about the current financial condition of CM Capital, we have determined that it is unlikely that CM Capital will be able to repay this note.  As a result of this nonpayment, as of December 31, 2010, we have provided an allowance for loan losses for the remaining balance of the note.  The impairment does not reflect a change in the payment terms of the note or a reduction in the amount we are owed under the note.  The independent members of our board of directors continue to investigate possible resolutions to this note; however, the nonpayment of principal and interest has had a material adverse impact on our financial condition.

Both we and Desert Capital TRS have guaranteed the mortgage note payable to a bank that is collateralized by our Henderson, Nevada office building, which serves as our corporate headquarters.  Under terms of the debt agreement, we are required to maintain a stipulated loan-to-value ratio. In the event that the debt balance exceeds the stipulated loan-to-value ratio, the bank could require us to make a principal prepayment on the debt in the amount that the debt exceeds the required collateral coverage.  We have guaranteed the debt in the event of nonpayment or in the event that the liquidated value of the building is not sufficient to cover the outstanding mortgage debt.  At December 31, 2010, we recorded a $3.3 million impairment on the land and office building, which resulted in a carrying value of $4.8 million, or $1.1 million less than the outstanding debt balance of $5.9 million.

On June 16, 2006, we issued trust preferred securities through our unconsolidated subsidiary, Desert Capital Statutory Trust I (the “Trust”), in a private transaction exempt from registration under the Securities Act of 1933, as amended, or the Securities Act. Concurrently, we issued $30.9 million in Junior Subordinated Notes to the Trust and made a $.9 million common equity investment in the Trust. The Junior Subordinated Notes had a 30-year term ending June 2036 and were redeemable at par on or after June 30, 2011. The assets of the Trust consist solely of the $30.9 million of Junior Subordinated Notes concurrently issued by us, with terms that mirror the trust preferred securities.  Pursuant to our indenture, the trustee or holders of not less than 25% aggregate principal amount of the Junior Subordinated Notes have the right to accelerate our obligation to pay the principal amount and accrued interest on the Junior Subordinated Notes. In July 2009, we were notified that repayment of the debt under the Junior Subordinated Notes had been accelerated and was immediately due and payable.  In March 2010, we entered into a standstill agreement with respect to our Junior Subordinated Notes pursuant to which the holders of the trust preferred securities agreed not to exercise any rights or remedies against us to enforce or collect the debt in exchange for certain payment conditions.  We complied with the terms of the standstill agreement until October 2010, when we were unable to make our quarterly interest payment.  We have been in negotiations with the holders of the trust preferred securities to reach a resolution or restructuring of this debt; however, such discussions stalled in February 2011, and on March 3, 2011, we were formally served with notice that on February 18, 2011, the holders of $25.0 million of the trust preferred securities had filed a lawsuit against us to collect this debt.  We are continuing discussions with the holders of the trust preferred securities; however, they could exercise further rights and remedies against us to collect the debt, which would have a material and adverse effect on our financial condition and could potentially cause us to seek relief through a filing under the U.S. Bankruptcy Code or otherwise.

As disclosed in prior filings, we and our TRS are both currently under audit by the Internal Revenue Service for the years 2006 and 2007.   In February 2011, the Internal Revenue Service provided us with an economist's report which concluded that several of the deductions we had taken for tax purposes on our TRS tax return should be disallowed.  As a result, we have recorded a liability for federal income tax, including penalties and interest, of $3.4 million as of December 31, 2010.  Total income tax expense recognized for the year ended December 31, 2010 was $2.8 million.  We do not agree with the economist’s conclusion, and plan to either appeal the findings or negotiate a settlement with the IRS.  The likelihood of success of either approach is undetermined at this time.  In January 2011, we also received notice from the IRS that it was opening the 2009 tax year for audit for us and our TRS.

Due to the strained financial condition of the Company, we do not anticipate making additional mortgage investments.  Rather, our focus is on cash preservation, liability management and asset disposition.  Management expects that the current state of the real estate and credit markets will continue to have an adverse effect on the Company.

Overview of Financial Results
Our 2010 results reflect continued pressure from an uncertain economy and the struggling residential and commercial markets.  For 2010, our net loss was $53.4 million, or $3.17 loss per common share.   This net loss was primarily a result of $14.3 million in provision for loan losses, $24.3 million in impairments of real estate investments, including losses in equity investments, $4.9 million in impairments on buildings, and an increase of $1.3 million in the valuation of a loan guaranty.  Interest income for the year totaled $758,000 from our two performing mortgage loans and a partial year’s interest on our note receivable from CM Capital.

Results of Operations - Year ended December 31, 2010 compared to the year ended December 31, 2009

Revenues
Interest income generated on our mortgage investments decreased by $139,000, or 31.0%, to $310,000 for the year ended December 31, 2010 from $449,000 for the year ended December 31, 2009.  In April 2009, we modified the terms of two loans as troubled debt restructures due to the financial difficulties of the borrower.  As a result, our interest income decreased by approximately $47,000 per month.

Other interest income primarily includes interest income on our related party note from CM Capital.  Other interest income decreased $458,000, or 50.6%, to $448,000 for the year ended December 31, 2010 from $906,000 for the year ended December 31, 2009.  In October 2010, CM Capital notified us that it was unable to make further interest payments on the note.  We placed the note on non-performing status at that time, and also in accordance with our policy reversed all previously accrued but impaired interest and as a result, we have not recorded interest income since July 2010, resulting in an approximate $450,000 decrease in interest income related to the note.

Non-interest income increased by $224,000 or 19.6%, to $1.4 million for the year ended December 31, 2010 from $1.1 million for the year ended December 31, 2009.  Non-interest income consists of rental income and other miscellaneous income.  Rental income increased by $423,000, a result of a $125,000 increase in our office space lease income, $26,000 increase in rent income earned on certain of our investments and $272,000 in rental income earned from 3MO, LLC whose operating facilities were leased to a third party beginning in the fourth quarter of 2009.  Other income decreased by $170,000 during the year ended December 31, 2010, a direct result of a decrease in guarantee fees of $308,000 that we had earned during 2009, related to our guarantee of the debt of Warm Jones.  We did not earn any guarantee fees in 2010.  The decrease was offset by $99,000 earned in other income for the year ended December 31, 2010, specifically $77,000 related to a gain on transfer of an investment as a result of a settlement agreement with a bank whereby the bank took title to a real estate owned property in exchange for satisfaction of our mortgage note payable.

Expenses
Interest expense consists of interest and origination fees on our notes payable, mortgage debt, bank note, and junior subordinated notes payable. Interest expense increased by $1.6 million or 60.5%, to $4.2 million for the year ended December 31, 2010 from $2.6 million for the year ended December 31, 2009.   This increase was a result of an increase of $5.3 million in average fixed rate debt from 2009 to 2010, and an increase in origination fees of $996,000 from the year ended December 31, 2009.   In addition, in the fourth quarter of 2010, we accelerated the amortization of $872,000 in origination fees related to our Junior Subordinated Notes payable as a result of our stalled negotiations with the lender thereby eliminating the related deferred origination fee asset. These increases were offset by $185,000 decrease in interest expense on our Junior Subordinated Notes due to a decrease in the variable rate, a bank note which was paid off in November 2009, and a decrease in interest expense related to our payment of interest on the debt of Warm Jones.

Non-interest expense, including provision for loan losses decreased by $2.4 million, or 4.4%, to $51.4 million for the year ended December 31, 2010 from $53.7 million for the year ended December 31, 2009. The decrease in non-interest expense was due to decreases of $1.5 million and $1.2 million on management and servicing fees and property taxes, respectively, a result of sales of properties during 2010 and a decrease in management fees payable pursuant to the advisory agreement with CM Group as a result of the decrease in our gross average invested assets during 2010.  Also included in the decrease in overall non-interest expense was a $2.1 million decrease in expense related to the contingency loss on guarantee for the payment of the first lien loan to Warm Jones. We have determined that our potential liability related to the guarantee was approximately $4.7 million as of December 31, 2010, and we have increased our liability by $1.3 million during 2010, a decrease in expense of $2.1 million from $3.4 million for the year ended December 31, 2009.  We also recognized a $452,000 decrease in loss on asset disposals and a $843,000 decrease in other expenses which includes a decrease of $181,000 in bad debt expense and $602,000 decrease in real estate owned costs.  Offsetting these decreases was an increase of $2.1 million in impairments on all assets, including land and building, a result of our impairments of the land and building of 3MO, LLC and our Henderson, Nevada office building by $3.4 million, offset by a decrease in other impairments on real estate of $1.3 million.  Other offsetting increases included a $1.4 million increase in professional fees and of the $2.2 million of professional expenses for 2010, $484,000 represented legal expenses on foreclosed properties and $1.7 million represented legal and professional fees for general and operating matters.

Income tax expense increased $2.8 million to $2.8 million at December 31, 2010 from a $72,000 tax benefit at December 31, 2009.  The increase was due to our known tax liabilities related to the audit by the Internal Revenue Service of $3.4 million offset by a realized benefit of $525,000.

Loss from discontinued operations for the year ended December 31, 2009 of $1.8 million represented our loss on the operation of the business that we foreclosed on in April 2009 and was classified as held for sale until November 2009.  In November 2009, we entered into an agreement with a third party to lease the facilities, thus ceasing our operation of the business.

As of December 31, 2010, we reported noncontrolling interests in real estate ventures with a carrying value of $365,000 related to our consolidation of six entities.  Net loss attributable to noncontrolling interest was $2.9 million for the year ended December 31, 2010, an increase in loss of $315,000 from $2.5 million for the year ended December 31, 2009, a result of an increase in impairments on the properties underlying the investments.

In accordance with the Statement of Policy Regarding Real Estate Investment Trusts adopted by the NASAA membership on May 7, 2007, if total operating expenses exceed 2% of average invested assets or 25% of net income, whichever is greater, disclosure of such fact shall be made to the stockholders.  Total operating expenses are defined as the aggregate expenses of every character paid or incurred by us as determined under GAAP, including advisor fees, but excluding: organization and operating expenses; interest payments; taxes; non-cash expenditures such as depreciation, amortization and bad debt reserves; incentive fees; and acquisition fees and expenses.  For the year ended December 31, 2010, total operating expenses were 2.57% of average invested assets.  The independent members of our board of directors reviewed the expenses and determined that the expenses were reasonable and justified based on the nature of the expenses relative to the value of our average invested assets.

Results of Operations - Year ended December 31, 2009 compared to the year ended December 31, 2008

Revenues
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

Expenses
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

Also included in non-interest expense is the valuation of our guarantee for the payment of the first lien loan to Warm Jones. We have determined that our potential liability related to the guarantee is approximately $3.4 million as of December 31, 2009.  The increase in our estimated liability under the guaranty is due to the default by Warm Jones on its payments to the first lien lender, combined with a continued decrease in value of the property.

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

The following table represents a reconciliation of our GAAP income to our estimated REIT taxable income (dollars in thousands):

	Years Ended December 31,
	2010	2009	2008

GAAP net loss	$(56,229)	$(55,558)	$(37,477)
Adjustments to GAAP net income (loss):
Noncontrolling interest	2,857	2,542	-
Change in allowance for loan losses	(5,907)	(14,136)	(500)
Impairment of real estate	20,922	15,376	13,659
Equity in losses of real estate investments	3,356	13,329	-
Taxable losses on real estate and loans	(38,620)	(19,665)	-
Net adjustment for TRS loss	23,758	5,447	3,468
Estimate REIT taxable loss	$(49,863)	$(52,665)	$(20,850)

Our taxable REIT subsidiary is subject to federal, state, and local taxes. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards.  Deferred tax assets are subject to management’s judgment based upon available evidence that future realization is more likely than not.  During 2008, we established a valuation allowance against the net deferred tax assets.  Based upon the projected sources of taxable income, including those known to be available in future periods, management concluded that it was more likely than not that such sources of income at our taxable REIT subsidiary would likely be insufficient to utilize net operating losses and realize a benefit of other deferred tax assets.  Accordingly, a valuation allowance was necessary.  Management continues to reflect a full valuation allowance against deferred tax assets as of December 31, 2009 and 2010.

We and our TRS are both currently under audit by the Internal Revenue Service for the years 2006, 2007 and 2009; these audits had not concluded as of December 31, 2010.   The Internal Revenue Service has proposed adjustments and assessments with respect to the audits that would disallow certain deductions for compensation and directors fees taken by us in those periods.   In addition, the proposed adjustments and assessments also disallow other uncertain tax positions, including management fees paid to our Advisor during 2005, 2006 and 2007 of $5.2 million.  We do not agree with the adjustments, and plan to either appeal the findings or negotiate a settlement with the IRS.  The likelihood of either approach is undetermined at this time.  We have recorded a tax liability, including penalties and interest of $3.4 million for the year ended December 31, 2010.

During the year ended December 31, 2010, we carried back a portion of our 2009 loss and received a refund in the amount of $525,000.   For the year ended December 31, 2010 we recorded income tax expense in the amount of $2.8 million.

Liquidity and Capital Resources

Our primary sources of liquidity historically consisted of net interest income from mortgage loans, proceeds from repayment of mortgage loans and proceeds from the sale of our common stock. With the significant deterioration in the performance of our loan portfolio, and the substantial increase in real estate owned and real estate investments due to foreclosures, our sources of funds from normal portfolio operations have been virtually eliminated. In addition, due to the general collapse of the real estate market beginning in late 2007, and the impact of declining real estate values on our mortgage investments, we suspended the sale of our common stock in February 2008. Because of our lack of cash flow, we are closely monitoring and managing our cash position. For the foreseeable future, our primary source of liquidity will be proceeds from the sale of real estate investments.

Net cash used in operating activities during 2010 was $6.8 million, which was primarily due to the deterioration of interest income related to the default by CM Capital on the payment of interest on our note receivable and the increase in interest expense related to the leverage we placed on our assets for operating liquidity, servicing and property management fees, carrying costs related to our foreclosed assets, and legal expenses.   At December 31, 2010, our mortgage investments were $5.4 million, investments in real estate had a carrying balance of $4.3 million, and real estate owned had a carrying balance of $3.3 million. Non-performing mortgage loans and real estate assets produce minimal, if any, current earnings and will not provide cash flow until they are sold or an alternative resolution becomes available. Additionally, we will continue to incur carrying, servicing and property management costs on our real estate investments until we have disposed of the assets. This will result in added costs related to property ownership. While the disposition of any of our assets cannot be predicted, our Advisor believes that over time our real estate assets will be resolved and that the proceeds generated from the resolution of these assets will provide capital for operating expenses and a reduction in outstanding debt.  It is unlikely that we will have funds available for reinvestment into performing assets.  As of December 31, 2010, we have reviewed our mortgage and real estate investments and have recorded a provision for loan losses, equity in losses of unconsolidated investments in real estate and an impairment of real estate owned as needed to reflect the impaired value of our investments. However, with the current uncertainty in the real estate market, especially in the greater Las Vegas area, the amount of further losses on any individual asset or on the portfolio as a whole may vary. These estimates are based upon a thorough evaluation by our Advisor based on prevailing economic conditions, historical experience, unique characteristics of the assets, industry trends and an estimated net realizable value of the assets.

Net cash provided by investing activities for the twelve months ended December 31, 2010, was $8.3 million. During 2010, we sold assets for cash proceeds of $7.8 million.   We will continue to evaluate assets for resolution on a case-by-case situation, and anticipate selling additional assets to generate cash for working capital purposes.

For the year ended December 31, 2010, net cash used in financing activities was $252,000, which was related to principal payments on debt and deferred financing costs.

We have guaranteed the payment of a first mortgage loan in the amount of $13.7 million.   In February 2010, Warm Jones, of which we were 37.6% owner, failed to pay the note upon maturity.  To potentially limit our liability on the guarantee, we paid $137,000 of interest to the lenders to keep the interest payments on the note current. In July 2010, we entered into a forbearance agreement with the lenders.  Pursuant to the forbearance agreement the lenders agreed to forbear from enforcing payment under the guarantee until June 2011, and agreed to waive all accrued and unpaid interest and all interest that accrues during the forbearance period provided that the loan is repaid in full on or before June 2011.  Upon our execution of the forbearance agreement, we paid outstanding property taxes on the real estate held by Warm Jonesin the amount of approximately $200,000 and are required to continue to pay the property taxes during the forbearance period.  We have paid an additional $81,000 in property taxes since our execution of the forbearance agreement.  In November 2010, our 37.6% equity interest in Warm Joneswas foreclosed upon and we no longer have an ownership interest in the property; however, we continue to have a liability for the guaranty, which we have valued at $4.7 million as of December 31, 2010, based upon the estimated shortfall between the outstanding balance due under the promissory note, including accrued interest, and the estimated value of the property collateralizing the loan.  We continue negotiations with the lender; however, should we have to fund this shortfall, it would have a material impact on our liquidity and we would have to sell assets to generate cash for the payment.  As of the date of this report, there were no offers to purchase the property.

In April 2009, we foreclosed on the operating business and real estate securing a defaulted loan with an original principal balance of $14.4 million.  From April 2009 to November 2009, we reflected the business as discontinued operations in our financial statements and were operating the business in order to retain value in the property as an operating business until sold or leased. In November 2009, we entered into a lease agreement with an operator of similar businesses, which provides for monthly rent of $40,000 plus 30% of net profits, if any, and contains an option to purchase the facility for $10.0 million at any time during the four-year term of the agreement.  On November 16, 2009, the effective date of the lease, the operator/lessee assumed operations of the business, including the responsibility to fund all operating costs of the business. To fund operating costs prior to the execution of the lease agreement with the tenant, we leveraged the property with $5.0 million of debt.  This debt matured in September 2010, at which time we extended the maturity date by one year, and increased the principal balance to $6.0 million.  Monthly interest payments are $60,000, and are payable from an interest reserve account established from the proceeds of the debt.  The balance of the interest reserves is $579,000 at December 31, 2010 and will be available to fund payments through September 2011.

On June 16, 2006, we issued trust preferred securities through our unconsolidated subsidiary, Desert Capital Statutory Trust I (the “Trust”), in a private transaction exempt from registration under the Securities Act of 1933, as amended, or the Securities Act. Concurrently, we issued $30.9 million in Junior Subordinated Notes to the Trust and made a $.9 million common equity investment in the Trust. The Junior Subordinated Notes had a 30-year term ending June 2036 and were redeemable at par on or after June 30, 2011. The assets of the Trust consist solely of the $30.9 million of Junior Subordinated Notes concurrently issued by us, with terms that mirror the trust preferred securities. We were previously notified that we are in default of certain covenants with respect to our Junior Subordinated Notes.  Pursuant to our indenture, the trustee or holders of not less than 25% aggregate principal amount of the Junior Subordinated Notes have the right to accelerate our obligation to pay the principal amount and accrued interest on the Junior Subordinated Notes. In July 2009, we were notified that repayment of the debt under the Junior Subordinated Notes had been accelerated and was immediately due and payable.

In March 2010, we entered into a standstill agreement with the holders of the trust preferred securities pursuant to which such holders agreed to not exercise any rights or remedies against us to enforce or collect the debt in exchange for  continued payment of the quarterly interest payments due under the Junior Subordinated Notes in accordance with the terms of the junior subordinated indenture.  We failed to make our October 30, 2010 interest payment and the standstill agreement has been terminated.  We have been in discussions with the holders of the trust preferred securities; however, such discussions stalled in February 2011, and on March 3, 2011, we were formally served with notice that on February 18, 2011, the holders of $25.0 million of the trust preferred securities had filed a lawsuit against us to collect this debt.  We are continuing discussions with the holders of the trust preferred securities; however, they could exercise further rights and remedies against us to collect the debt, which would have a material and adverse effect on our financial condition and could potentially cause us to seek relief through a filing under the U.S. Bankruptcy Code or otherwise.

We have a mortgage note payable to a bank that is collateralized by the Henderson, Nevada office building, which serves as our corporate headquarters. Both Desert Capital REIT and Desert Capital TRS have guaranteed the debt in the event of nonpayment or in the event that the liquidated value of the building is not sufficient to cover the outstanding mortgage debt.  At December 31, 2010, we recorded a $3.3 million impairment on the land and office building, which resulted in a carrying value of $4.8 million, or $1.1 million less than the outstanding debt balance of $5.9 million.  Under terms of the debt agreement, we are required to maintain a stipulated loan-to-value ratio.  In the event that the debt balance exceeds the stipulated loan-to-value ratio, the bank could require us to make a principal prepayment on the debt in the amount that the debt exceeds the required collateral coverage.  In addition, under terms of the general guarantee of the mortgage note the bank has the ability to declare the entire principal balance of the note immediately due and payable.  The bank may hold us liable for the deficiency between the value of the collateral and the note balance if the building were to be liquidated for less than the principal balance outstanding on the debt.  As of the date of this report, we had not received written notification from the bank as to any deficiency or required prepayment.

In June 2010, we entered into a forbearance agreement with CM Capital whereby we agreed to give CM Capital ninety days to address the covenant default on our $15.5 million note receivable.  Subsequent to June 30, 2010, the independent members of our Board of Directors agreed to extend the forbearance agreement for an additional 90 days, and to further evaluate the financial strength of CM Capital.  CM Capital notified us in October 2010 that it would be discontinuing interest payments on the note until it returns to profitability. Further, in December 2010, pursuant to the terms of the note, CM Capital was obligated to resume principal payments on the note. CM Capital has failed to make principal and interest payments on the note and the note continues to be in default.  The note is secured by a pledge of all of the ownership interests in CM Capital.  The independent members of our Board of Directors issued a notice of default to CM Capital, and are continuing discussions with management of CM Capital on a resolution to the note receivable.  The non-payment of principal and interest has had a material adverse effect on our financial condition.  As of December 31, 2010, based on our concerns about the financial condition of CM Capital and its non-payment of principal and interest, we had substantial doubt as to the collectability of the note receivable and recorded an allowance for loan losses for the outstanding principal balance of $14.7 million.  The impairment does not reflect a change in the payment terms of the note or a reduction in the amount we are owed under the note.

Upon the death of a stockholder, the stockholder’s estate has a limited right of redemption with respect to its common stock, and at December 31, 2010, we had received redemption requests of 258,000 shares of common stock totaling $2.2 million, which is reflected as a liability on our balance sheet.

The REIT and our TRS are both currently under audit by the Internal Revenue Service for the years 2006, 2007 and 2009.   In February 2011, the Internal Revenue Service provided us with an economist's report which concluded that several of the deductions we had taken for tax purposes on our TRS tax return for the years 2006 and 2007 should be disallowed.  As a result, we have recorded a liability for federal income tax, including penalties and interest, of $3.4 million as of December 31, 2010.  Total income tax expense recognized for the year ended December 31, 2010 was $2.8 million.  We do not agree with the economist’s conclusion, and plan to either appeal the findings or negotiate a settlement with the IRS.  The likelihood of success of either approach is undetermined at this time. The audit for the 2009 tax year began in January 2011; therefore, at this time, we do not have an indication of the outcome.

In order to continue to qualify as a REIT, we are required to distribute on an annual basis to our stockholders at least 90% of our REIT taxable income (excluding the dividends paid deduction and any net capital gain), 90% of our net income from foreclosure property less the tax imposed on such income, and any excess noncash income.  During 2010 we foreclosed upon and sold certain properties that secured loans that we made to third parties.  Although these activities generated cash proceeds, they generally did not result in income for federal income tax purposes, and many produced losses.  Accordingly, the recent foreclosures and sales did not increase (and in many cases may have actually decreased) the amounts that we were required to distribute.  In October 2008, the Board of Directors suspended the dividend until the cash position of the Company improved, or until distributions were necessary to maintain our REIT status.  Due to our taxable loss, we were not required to make distributions to our stockholders during 2010.

In summary, our ongoing operating costs and other obligations primarily include the following and are estimated to be between $4.0 million and $5.0 million for the next twelve months:

●	principal and interest payments on our notes and mortgage payable;
●	property ownership expenses, including property taxes, servicing fees and asset management fees;
●	advisory fees;
●	legal and professional expenses;
●	board fees; and
●	corporate insurance premium.

Not included in this estimate are any payments related to potential liability under the Warm Jones guaranty, any federal income tax assessment on the outcome of the IRS audit, our payment of $6.0 million on 3MO, LLC, other debt due within 12 months, and any deficiency payments related to the mortgage on our office building.

Due to our limited sources of operating revenue, recurring cash flow will not be sufficient to satisfy our operating costs and obligations. To fund our cash shortfall, we expect to sell assets.  Our options for incurring additional debt are limited by the carrying value of the underlying asset, and we do not believe this is a likely source of future cash flow.  Given current market conditions, we may not be able to liquidate assets at a price we believe to be reasonable, or at all, or be able to incur additional debt or repay our existing debt.  In the event we are unable to liquidate assets sufficient to cover our operating costs and debt obligations, it would negatively impact our ability to continue as a going concern and could potentially cause us to seek relief through a filing under the U.S. Bankruptcy Code.

Critical Accounting Policies and Management Estimates
Our discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, known as GAAP. These accounting principles require us to make some complex and subjective decisions and assessments. Our most critical accounting policies involve decisions and assessments which could significantly affect our reported assets, liabilities and contingencies, as well as our reported revenues and expenses. We believe that all of the decisions and assessments upon which our financial statements are based were reasonable at the time made based upon information available to us at that time. We evaluate these decisions and assessments on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions. We have identified our most critical accounting policies to be the following:

Notes receivable
We maintain allowances for doubtful accounts for estimated losses resulting from the previous inability of our related party, CM Capital, to perform under certain financial covenants as set forth in the original note agreement.  The financial condition of CM Capital has deteriorated, resulting in an impairment of its ability to make payments, and as such, an allowance against the entire note was necessary. We have assessed, on a regular basis, the adequacy of our allowances for losses on notes receivable and reviewed on a regular basis, the related party’s financial statements and compliance relating to the financial covenants contained in the loan agreement.

Allowance for Loan Losses
The allowance for loan losses represents management’s estimate of probable losses inherent in our portfolio of loans. The allowance for loan losses is reflected in our financial statements based upon individual review of the loans, the specific borrowers’ credit quality and mortgages based upon an evaluation of known and inherent risks affecting our portfolio of mortgage investments including, but not limited to, economic conditions, delinquency status, value of collateral underlying the loan, credit losses to date on underlying mortgages and any remaining credit protection. Management monitors the delinquencies and defaults on mortgage investments and, if an impairment of the related loan is noted, the carrying value of the related loan will be reduced to fair value through the estimate of the allowance for loan losses.  We consider mortgages to be delinquent when principal or interest is contractually past due or the loan is past its maturity date.   Individual valuations on non-performing loans are performed and specific allowances for losses may be established for non-performing and potentially impaired loans based on a comparison of the recorded carrying value of the loan to either the present value of the loan’s expected cash flow, the loan’s estimated market price or, if the loan is collateral dependent, the estimated fair value of the underlying collateral. The allowance is increased by charges to operations and decreased by charge-offs (net of recoveries). Loan loss estimates are reviewed periodically and adjustments are reported in earnings when they become known.  Because any decision regarding the allowance for loan losses reflects a judgment about the estimated fair value of real estate and the probability of future events, there is an inherent risk that such judgments will prove incorrect.  In such event, actual losses may exceed (or be less than) the amount of any allowance.  To the extent that we experience losses greater than the amount of our allowances, we may incur a charge to our earnings that will adversely affect our operating results.

Real Estate Owned
Real estate properties acquired through, or in lieu of, loan foreclosure are initially recorded at the lower of the recorded amount of our related mortgage loan being foreclosed (net of any specific allowance for loan loss or loan impairment charge), or our economic interest in the property’s estimated fair value less estimated costs to sell. Any valuation adjustments required at the time of foreclosure are charged to the allowance for loan losses. After foreclosure, the properties are carried at the lower of carrying value or fair value less estimated costs to sell. Any subsequent valuation adjustments, operating expenses or income, and gains and losses on disposition of such properties are recognized in current operations. The valuation allowance is established based on our assessment of whether there are any indicators that the fair value is less than the carrying value as adjusted for current market trends.  Because any decision regarding the valuation of real estate owned reflects a judgment about the probability of future events, there is an inherent risk that such judgments will prove incorrect.  In such event, actual losses may exceed (or be less than) the amounts recorded.  To the extent that we experience additional deterioration in fair value of such properties, we may incur a charge to our earnings that will adversely affect our operating results.

Investments in Real Estate
A Variable Interest Entity (VIE) is to be consolidated by its primary beneficiary (PB). The PB is the party that absorbs a majority of the VIE’s anticipated losses and/or a majority of the expected returns.

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

Other than identified above, we have determined that none of our investments in real estate are VIEs. As such, we have continued to account for these loans and investments as a loan or joint venture, as appropriate.

Investments in real estate are carried at the lower of cost or fair value. Our decisions regarding the impairment of our investments in real estate are subjective. Because any decision regarding the impairment losses reflects a judgment about the estimated fair value of real estate and the probability of future events, there is an inherent risk that such judgments will prove incorrect.  In such event, actual losses may exceed (or be less than) the amount of any impairments taken.  To the extent that we experience losses greater than the amount of our impairments, we may incur a charge to our earnings that will adversely affect our operating results.

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

Income Taxes
We elected to be taxed as a REIT, under Sections 856 through 860 of the Internal Revenue Code, beginning with our taxable year ended December 31, 2004. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our ordinary taxable income to stockholders. As a REIT, we generally are not subject to federal income tax on taxable income that we distribute to our stockholders. If we failed to qualify as a REIT in any taxable year, we would then be subject to federal income taxes on our taxable income, if any, at regular corporate rates and we would not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification was lost unless the Internal Revenue Service granted us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distributions to stockholders. However, we intend to operate in the foreseeable future in such a manner so that we will qualify as a REIT for federal income tax purposes.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors Desert Capital REIT, Inc.
Henderson, Nevada

We have audited the accompanying consolidated balance sheets of Desert Capital REIT, Inc. as of December 31, 2010 and 2009 and the related consolidated statements of operations, changes in stockholders' (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2010.  In connection with our audits of the financial statements, we have also audited the financial statement schedules listed in the index.  These consolidated financial statements and schedules are the responsibility of the management of Desert Capital REIT, Inc.  Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Desert Capital REIT, Inc. as of December 31, 2010 and 2009 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion the financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

The accompanying financial statements and schedules have been prepared assuming that Desert Capital REIT, Inc. will continue as a going concern.  As discussed in Note 19 to the financial statements, Desert Capital REIT, Inc. has suffered recurring losses from operations and cash flow produced from operating activities is not sufficient to meet current obligations and debt payments.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 19.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Hancock Askew & Co., LLP
Hancock Askew & Co., LLP
Savannah, Georgia
March 15, 2011

Part I. Financial Information
DESERT CAPITAL REIT, INC.
Consolidated Balance Sheets
(in thousands, except share amounts)

	December 31,	December 31,
	2010	2009

ASSETS
Mortgage investments - net of allowance for loan losses of $761 at
December 31, 2010 and $6,669 at December 31, 2009	$5,379	$10,664
Real estate owned	3,318	7,992
Investments in real estate	4,310	29,638
Note receivable from related party - net of allowance for loan losses of $14,725 at
December 31, 2010 and $1,785 at December 31, 2009	-	12,940
Buildings and equipment - net	8,219	12,055
Land	2,894	4,626
Cash and cash equivalents	1,733	553
Interest receivable - includes related party interest of zero at
December 31, 2010 and $76 at December 31, 2009	25	102
Deferred costs	266	1,369
Other investments	928	928
Prepaid default costs	176	1,706
Accounts receivable, net	23	189
Other assets	274	223

Total assets	$27,545	$82,985

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Notes payable	$7,462	$7,132
Mortgages payable	5,934	7,599
Junior subordinated notes payable	30,928	30,928
Management and servicing fees payable, related party	22	733
Accounts payable and accrued expenses	1,453	2,871
Federal income tax liability	3,368	73
Contingent liability on guarantee	4,731	3,431
Shares subject to redemption	2,201	2,132

Total liabilities	56,099	54,899

Commitments and Contingencies - Note 17

Preferred stock, $0.01 par value: 15,000,000 shares authorized, none outstanding	-	-
Common stock, $0.01 par value: 100,000,000 shares authorized; 16,849,954 shares
issued and outstanding	169	169
Additional paid-in capital	163,556	163,625
Accumulated deficit	(192,392)	(139,020)

(Deficit) equity available to common stockholders	(28,667)	24,774

Noncontrolling interests	113	3,312
Total stockholders' (deficit) equity	(28,554)	28,086

Total liabilities and stockholders' (deficit) equity	$27,545	$82,985

The accompanying notes are an integral part of these consolidated financial statements.

DESERT CAPITAL REIT, INC.
Consolidated Statements of Operations
(in thousands, except share amounts)

	Year Ended December 31,
	2010	2009	2008
INTEREST INCOME:
Mortgage investments	$310	$449	$5,796
Other interest	448	906	1,586
Total interest income	758	1,355	7,382

Interest expense	4,188	2,609	3,126

Net interest income	(3,430)	(1,254)	4,256
Provision for loan losses	14,263	11,123	23,616
Net interest loss after provision for loan losses	(17,693)	(12,377)	(19,360)

NON-INTEREST INCOME:
Net gain on sales of real estate owned and real estate
investments	48	77	14
Gain on sale of mortgage investments	-	-	47
Rental income	1,175	752	892
Other	144	314	178
Total non-interest income	1,367	1,143	1,131

NON-INTEREST EXPENSE:
Impairments of real estate	20,922	15,376	13,659
Impairment of land and buildings	4,949	1,557	-
Equity in loss of unconsolidated real estate investments	3,356	13,329	-
Loss on disposal of assets	-	452	-
Management and servicing fees	1,733	3,210	1,990
Professional fees	2,199	782	1,426
Insurance	712	656	644
Depreciation	685	467	486
Property taxes	378	1,621	273
Contingent loss on guaranty	1,300	3,431	-
Other	901	1,744	893
Total non-interest expense	37,135	42,625	19,371

Loss from continuing operations before taxes	(53,461)	(53,859)	(37,600)

Income tax expense (benefit)	2,768	(72)	(123)
Net loss from continuing operations	(56,229)	(53,787)	(37,477)

Loss from discontinued operations	-	(1,771)	-
Net Loss	(56,229)	(55,558)	(37,477)

Less: Net loss attributable to noncontrolling interest	2,857	2,542	-

Net loss attributable to common stockholders	$(53,372)	$(53,016)	$(37,477)

Net loss per share - basic and diluted

Loss from continuing operations	(3.17)	(3.04)	(2.23)
Discontinued operations	-	(0.11)	-
Net loss available to common stockholders	$(3.17)	$(3.15)	$(2.23)

Weighted average outstanding shares - basic and diluted	16,849,954	16,841,184	16,812,710

The accompanying notes are an integral part of these consolidated financial statements.

DESERT CAPITAL REIT, INC.
Consolidated Statements of Stockholders' (Deficit) Equity
Years ended December 31, 2010, 2009 and 2008
(in thousands, except share amounts)

	Common Stock
	Number of Shares	Par Value	Additional Paid - in Capital	Accumulated Deficit	Noncontrolling Interests	Total

Balance at January 1, 2008	16,724,549	$167	$164,370	$(43,490)	$-	$121,047

Issuance of common stock	83,318	1	1,249	-	-	1,250

Offering costs	-	-	(81)	-	-	(81)

Stock based compensation	28,000	-	185	-	-	185

Dividends on common stock	-	-	-	(5,037)	-	(5,037)

Net loss	-	-	-	(37,477)	-	(37,477)

Balance at December 31, 2008	16,835,867	168	165,723	(86,004)	-	79,887

Noncontrolling interest acquisitions	-	-	-	-	5,854	5,854

Stock based compensation	16,000	1	53	-	-	54

Shares subject to redemption	-	-	(2,132)	-	-	(2,132)

Shares redeemed	(1,913)	-	(19)	-	-	(19)

Net loss	-	-	-	(53,016)	(2,542)	(55,558)

Balance at December 31, 2009	16,849,954	$169	$163,625	$(139,020)	$3,312	$28,086

Noncontrolling interest deconsolidations	-	-	-	-	(342)	(342)

Shares subject to redemption	-	-	(69)	-	-	(69)

Net loss	-	-	-	(53,372)	(2,857)	(56,229)

Balance at December 31, 2010	16,849,954	$169	$163,556	$(192,392)	$113	$(28,554)

The accompanying notes are an integral part of these consolidated financial statements.

DESERT CAPITAL REIT, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2010	2009	2008
OPERATING ACTIVITIES
Net loss	$(56,229)	$(55,558)	$(37,477))
Adjustments to reconcile net loss to net cash (used) in
provided by operating activities:
Gain on sales of real estate	(48)	(77)	(14)
Loss (gain) on sale of real estate mortgages	-	50	(47)
Gain on transfer of mortgage note payable in exchange for asset	(78)	-	-
Depreciation and amortization	1,147	610	520
Full amortization of deferred loan fees associated with junior
subordinated debt	872	-	-
Stock based compensation	-	54	185
Loss from discontinued operations, net of tax	-	1,771	-
Loss on disposal of assets	-	452	-
Provision for loan loss	14,263	11,123	23,616
Impairments of real estate	20,922	15,376	13,659
Impairments of buildings	4,949	1,557	-
Equity in loss of unconsolidated real estate investments	3,356	13,329	-
Provision for deferred taxes	-	-	(738)
Provision for loss contingency on guarantee	1,300	3,431	-
Mortgage loans originated for sale	-	-	(6,332)
Mortgage loan sales	-	-	7,212
Net change in:
Interest receivable	77	429	933
Other assets	1,645	(848)	358
Accrued and other Liabilities	994	1,331	1,496

Net cash (used in) provided by operating activities of continuing
operations	(6,830)	(6,970)	3,371
Net cash used in operating activities of discontinued operations	-	(1,844)	-
Net cash (used in) provided by operating activities	(6,830)	(8,814)	3,371

INVESTING ACTIVITIES
Investment in real estate mortgages	(797)	-	(10,607)
Proceeds from repayments of real estate mortgages	797	-	10,125
Proceeds from settlements of real estate mortgages	530
Proceeds from sales of real estate mortgages	-	355	3,405
Proceeds from sales of equity investments in real estate	1,782	1,242	275
Proceeds from sale of real estate owned and investments in real estate	6,016	1,678	738
Proceeds from repayment of note receivable
from related party	-	-	775
Acquisition of building and equipment	(66)	(462)	(65)

Net cash provided by investing activities of continuing
operations	8,262	2,813	4,646
Net cash used in investing activities of discontinued operations	-	(24)	-
Net cash provided by investing activities	8,262	2,789	4,646

FINANCING ACTIVITIES
Proceeds from notes payable	7,366	7,781	6,832
Repayments of notes payable	(7,367)	(2,039)	(7,611)
Net change in restricted cash	-	1,278	(1,278)
Principal increases on mortgage loan	220	-	-
Principal repayments of mortgage loan	(240)	(294)	(240)
Issuance of common stock	-	-	383
Dividends on common stock	-	-	(5,838)
Deferred financing costs	(231)	(479)	-
Offering costs paid	-	-	(77)
Redemption of common stock shares	-	(20)	-

Net cash (used) provided by financing activities	(252)	6,227	(7,829)

Net increase in cash and cash equivalents	1,180	202	188
Cash and cash equivalents at beginning of period	553	351	163
Cash and cash equivalents at end of period	$1,733	$553	$351

Supplemental disclosure of cash flow information:

Cash paid for interest	$2,836	$2,523	$3,258
Cash paid for taxes	-	76	-
Common stock issued for dividend reinvestment program	-	-	867
Common stock dividends declared but not paid	-	-	8
Foreclosed assets acquired in exchange for loans, net of impairments	3,432	46,960	25,372
Satisfaction of mortgage note payable in exchange for foreclosed	1,236	-	-
assets
Mortgage loan assumed	-	-	1,259
Real estate assets owned contributed to equity
investments in real estate	-	11,398	6,662
Real estate assets owned contributed to investments in real estate	-	15,830	-
Equity investments sold in exchange for a receivable	-	15	220
Transfer from line of credit to other notes payable	-	1,360	-
Transfer from mortgage note payable to notes payable	331	-	-
Unpaid deferred costs	-	115	-
Charge off of foreclosure costs	130	195	-
Offering costs incurred but not paid	-	-	17

The accompanying notes are an integral part of these consolidated financial statements.

Desert Capital REIT, INC.
Notes to Consolidated Financial Statements
December 31, 2010

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

We did not originally intend to own real estate; however, market conditions since 2007 have created a situation where, in many cases, foreclosure was the most attractive option available to us when borrowers defaulted on our mortgage investments. As we have foreclosed on substantially all our mortgage loans, we have adjusted our portfolio strategy to include land ownership and investments in real estate ventures.  Our primary strategy for generating cash flow and resolving our non-performing loans and real estate owned assets is the sales of foreclosed properties.

All of our loan origination and loan servicing activities were provided by CM Capital Services, LLC (“CM Capital”) which was our wholly-owned subsidiary from October 2005 through November 2007, at which time it was sold to CM Group, LLC (“CM Group”) our advisor and a related party.   CM Capital is also paid by us to be the asset manager with respect to our direct and indirect real property interests.

We are externally managed by CM Group.  CM Group’s majority owner is Todd Parriott, our CEO, and certain other of our officers have ownership interests in CM Group.  See Note 13 – Related Parties.  We manage our business as a single business segment.

We qualified as a REIT under the Internal Revenue Code commencing with our taxable year ended December 31, 2004 and expect to continue to qualify for the current fiscal year.

References herein to “we,” “us,” “our” or “Company” refer to Desert Capital REIT, Inc. and its subsidiaries unless the context specifically requires otherwise.

Note 2 - Summary of Significant Accounting Policies

       Principles of Consolidation
The accompanying consolidated financial statements include our accounts and the accounts of our wholly-owned and majority owned subsidiaries and controlled entities.  Investments in which we own greater than 50% of the voting control or we effectively control through other interests, are consolidated.   All significant intercompany balances and transactions have been eliminated in consolidation.

Our interest in Desert Capital TRS Statutory Trust I, a trust formed for the purpose of issuing trust preferred securities, is accounted for using the equity method and the assets and liabilities are not consolidated into our financial statements due to our determination that Desert Capital TRS Statutory Trust I is a variable interest entity in which we are not the primary beneficiary.  In addition we use the equity method to account for other investments in real estate developments and ventures for which we have 50% of the voting control or less ownership and the ability to exercise significant influence over operating and financial policies, but do not control.  We use the cost method to account for investments in real estate developments for which we have less than 20% ownership and we do not exercise significant influence.

Reclassifications
Certain reclassifications have been made in the presentation of the December 31, 2009 consolidated financial statements, specifically within the balance sheet within the caption "Accounts receivable, net," "Accounts payable and accrued expenses," and "Unrecognized tax benefit and other tax liabilities".  These reclassifications were made to reflect such items consistent with our 2010 presentation and had no impact on our overall cash flow, net income, stockholder’s equity, or balance sheets as previously reported.

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

Real Estate Owned
Real estate owned consists of property acquired through foreclosures on mortgage loans.  Our interests in real estate owned may be held directly by us, or through an LLC which is generally the case where we are one of several investors in a larger loan, and such loans are foreclosed upon using an LLC to facilitate foreclosing our lender interest along with private investors who hold the remaining loan balance and have similar economic interests. We record real estate held directly or through an LLC at the lower of the recorded amount of our related mortgage loan being foreclosed (net of any impairment charge), or our economic interest in the property's estimated fair value, less estimated costs to sell, with fair value based on appraisals and local market conditions.  Costs relating to the development or improvement of the assets are capitalized, where appropriate, and costs relating to holding the assets are charged to expense.

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

  Noncontrolling Interests
Noncontrolling (i.e., minority) ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income attributable to such noncontrolling interests is clearly identified, labeled, and presented in the consolidated financial statements within equity, but separate from the parent’s equity.  Net income attributable to noncontrolling interests is excluded from the determination of consolidated net income.   Prior to the year ended December 31, 2009, we did not have any noncontrolling interests.

  Allowance for Loan Losses
The allowance for loan losses represents management’s estimate of probable losses inherent in our portfolio of loans. The allowance for loan losses is reflected in our financial statements based upon individual review of the loans and the specific borrowers credit quality based upon an evaluation of known and inherent risks affecting our portfolio of mortgage investments including, but not limited to, economic conditions, delinquency status, value of collateral underlying the loan, credit losses to date on underlying mortgages and any remaining credit protection. Management monitors the delinquencies and defaults on mortgage investments and, if an impairment of the related loan is noted, the carrying value of the related loan will be reduced to fair value through the estimate of the allowance for loan losses.  We consider mortgages to be delinquent and therefore non-performing when principal or interest is contractually past due or the loan is past its maturity date.   Individual valuations of non-performing loans are performed and specific allowances for losses may be established for non-performing and potentially impaired loans based on a comparison of the recorded carrying value of the loan to either the present value of the loan’s expected cash flow, the loan’s estimated market price or the estimated fair value of the underlying collateral.  At the time a loan is considered non-performing, all prior accrued but unpaid interest income is reversed and future payments are generally recorded as a reduction of principal until the loan is brought back to current status.  The allowance is increased by charges to operations and decreased by charge-offs (net of recoveries). Loan loss estimates are reviewed periodically and adjustments are reported in earnings when they become known.  Because any decision regarding the allowance for loan losses reflects a judgment about the probability of future events, there is an inherent risk that such judgments will prove incorrect.  In such event, actual losses may exceed (or be less than) the amount of any allowance.  To the extent that we experience losses greater than the amount of our allowances, we may incur a charge to our earnings that will adversely affect our operating results and the amount of any distributions payable to our stockholders.

In cases where loans are restructured with the same borrower, the restructuring is considered a troubled debt restructuring and is evaluated accordingly for impairment based upon the expected present value of the cash flows of the loan as restructured compared to the present value of cash flows as required under the original terms of the loan.  As borrowers repay such impaired loans in accordance with restructured terms, the impairment discount is accreted back to earnings.

     Long-lived assets
Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable.  Management evaluates the assets using historical and projected cash flow at the lowest level associated with the asset as its primary indicator of potential impairment.  As a result of these analyses, if the present value of the estimated future cash flows is less than the carrying amount of the asset, an impairment loss is recognized in the amount which the carrying value of the asset exceeds its estimated fair value.

The fair value of assets is determined as either the present value of the estimated future cash flows plus the expected terminal value, or the expected selling price less selling costs (where appropriate). There is considerable management judgment necessary to determine the future cash flows, terminal value, and the expected operating period of an asset, and accordingly, actual results could vary significantly from such estimates.

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

Deferred Costs
We recorded deferred costs incurred in placing junior subordinated notes payable and other debt instruments which are amortized over the life of the related debt using the effective interest method, or fully expensed if considered impaired.

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

Loss Contingencies and Guarantees
Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.   Where we are a party to guarantees of the debt, we estimate our probably liability under such guarantee using discounted cash flow and other valuation techniques.

Stock Compensation
We account for stock based compensation issued to members of our board of directors at fair value. The fair value of the restricted stock is determined on the grant date, and this amount is expensed over the vesting period on the straight-line basis.  All restricted stock was fully vested as of December 31, 2009 and none was issued in 2010.

Advisor Compensation
The Advisory Agreement provides for the payment of first-tier management compensation to our Advisor based upon a formula (generally a percentage of gross assets invested) as well as second-tier management compensation if our financial performance exceeds certain benchmarks. See Note 13 - Related Parties for the specific terms of the computation and payment of the second-tier management compensation. The first-tier management compensation and the second-tier management compensation, if any, are accrued and expensed during the period for which they are earned by the Advisor.

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

        Fair Value
We measure or monitor many of our assets and liabilities on a fair value basis. Fair value would be used on a recurring basis for assets and liabilities in which fair value is the primary basis of accounting, however we do not have any assets for which fair value is used on a recurring basis. Fair value is used on a non-recurring basis to evaluate assets for impairment and for disclosure purposes. Examples of these non-recurring uses of fair value include impaired loans in our mortgage loan portfolio, real estate owned and investments in real estate ventures, our debts, certain loans held for sale accounted for on a lower of cost or market basis, and long-lived assets. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Depending on the nature of the asset or liability, we use various valuation techniques and assumptions when estimating fair value.

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

Note 3 - Mortgage Investments
Mortgage investments represent first lien positions on acquisition and development, construction and commercial property loans. As of December 31, 2010 all of our loans had fixed interest rates and provided for payment of interest only with a “balloon” payment of principal payable in full at the end of the loan term.

The following table represents our mortgage investments (dollars in thousands):

	December 31, 2010
Loan Type	Number of Loans	Balance	Allowance for Loan Losses	Net Balance	Weighted Average Interest Rate (1)	Portfolio Percentage
Acquisition and development loans	2	$6,140	$(761)	$5,379	5.0%	100.0%
Total mortgage investments	2	$6,140	$(761)	$5,379	5.0%	100.0%

	December 31, 2009
Loan Type	Number of Loans	Balance	Allowance for Loan Losses	Net Balance	Weighted Average Interest Rate (1)	Portfolio Percentage
Acquisition and development loans	6	$17,326	$(6,669)	$10,657	12.5%	100.0%
ommercial property loans	1	7	-	7	0.0%	0.0%
Total mortgage investments	7	$17,333	$(6,669)	$10,664	12.5%	100.0%

	(1) Represents the stated rate of the loan, as modified

The following table presents our mortgage investments by geographic location (dollars in thousands):

	December 31, 2010				December 31, 2009
Location	Balance	Allowance for loan losses	Net Balance	Original Balance Portfolio Percentage	Balance	Allowance for loan losses	Net Balance	Original Balance Portfolio Percentage
Nevada	$-	$-	$-	0.0%	$3,797	$(3,790)	$7	21.9%
Arizona	6,140	(761)	5,379	100.0%	6,140	(1,115)	5,025	35.4%
Missouri	-	-	-	0.0%	7,396	(1,764)	5,632	42.7%
Total	$6,140	$(761)	$5,379	100.0%	$17,333	$(6,669)	$10,664	100.0%

The following table presents details on performing, non-performing and impaired loans and related allowance for loan losses as of December 31, 2010 and December 31, 2009 (dollars in thousands):

	December 31, 2010		December 31, 2009

	Number of Loans	Balance	Number of Loans	Balance
Non-performing loans with a specific valuation allowance	-	$-	4	$11,186
Non-performing loans without a specific valuation allowance	-	-	1	7
Related allowance for loan losses on non-performing loans	-	-	-	(5,554)
Total non-performing loans	-	$-	5	$5,639

Performing loans with a related allowance	2	6,140	2	6,140
Related allowance for loan losses on performing loans	-	(761)	-	(1,115)
Total performing loans	2	$5,379	2	$5,025

Total	2	$5,379	7	$10,664

Interest income recognized on non-performing loans and loans accounted for as troubled debt restructures for the years ended December 31, 2010 and 2009 was $307,000 and $231,000, respectively.
During 2010, we foreclosed on properties with a fair value of $3.4 million which were comprised of loans with aggregate original balances of $7.4 million. We transferred $3.4 million to real estate owned and $7,000 to investments in real estate.  During 2009, we foreclosed on properties with a fair value of $47.0 million which was comprised of loans with an aggregate original balance of $70.2 million. We transferred $17.6 million to real estate owned, $19.4 million to investments in real estate and $10.0 million was originally classified as to assets held for sale in conjunction with our foreclosure of an operating entity in April 2009.

In April 2009, we foreclosed on a nonperforming loan collateralized by an operating business with an aggregate original loan balance of $14.4 million.  On the date of foreclosure, we valued the real estate property and related business at $10.0 million, resulting in a charge to our allowance for loan losses of $4.4 million.  At the acquisition date, we had classified the real estate property and related business as an asset held for sale as our plan and intention at that time was to sell the property. The related results of operations were reported as discontinued operations on our consolidated statement of operations for the period April through November 2009.  In November 2009, after efforts to sell the property were unsuccessful, we entered into an agreement with a third party to lease the facilities, at which time we ceased our operations of the business.   Under the lease agreement, the lessee assumed the operations of the business, including the responsibility to fund all operating costs of the business.  We have maintained ownership of the real property and it is classified as building and land on our consolidated balance sheet. We no longer classify the property as “held for sale” as a result of entering into a lease agreement with a tenant for the property.

During the second quarter of 2010, we received a payment of $530,000 from a legal settlement against a personal guarantee on a non-performing loan.  This settlement eliminated our position on the investment.  During 2009, we sold property collateralizing three of our mortgage investments in loans with a carrying value of $405,000 for cash proceeds of $355,000, resulting in a $50,000 loss on sale.

At December 31, 2010 and 2009, we had restructured loans in our portfolio of $6.1 million and have provided allowance for loan losses of $761,000 and $1.1 million respectively.

The following is a roll forward of the allowance for loan losses for the years ended December 31, 2010 and 2009 (dollars in thousands):

	Year Ended	Year Ended
	December 31,	December 31,
	2010	2009
Balance, beginning	$6,669	$20,805
Provision for loan loss	2,207	11,673
Accretion of troubled debt restructure loans	(884)	(210)
Amounts charged off	(3,260)	(25,599)
Transfers to real estate owned	(3,971)	-
Balance, ending	$761	$6,669

Note 4 – Real Estate Owned
During 2010, properties with aggregate original loan balances of $7.4 million were foreclosed upon and classified as real estate owned.  These properties had a fair value of $3.4 million at the time of foreclosure. In addition, during 2010, we disposed of real estate owned for cash proceeds of $1.5 million, resulting in no gain or loss on the sales.  During 2009, we disposed of approximately $35,000 of real estate owned for cash proceeds of $32,000, resulting in a $3,000 loss on sale.

During 2009, we reclassified property valued at $27.2 million, excluding a transfer of an $828,000 noncontrolling interest, from real estate owned to investments in real estate when we determined that the LLCs in which we were a member became operating entities.

During the third quarter 2010, we entered into a settlement agreement with a bank whereby the bank took title to a real estate owned property with a carrying value of $1.2 million in exchange for partial satisfaction of our mortgage note payable. See Note 12 – Debt.

The following is a summary of the changes in real estate owned during years ended December 31, 2010 and 2009 (dollars in thousands):

Balance January 1, 2009	$19,979
Foreclosures	17,558
Impairments	(2,095)
Sales of real estate owned	(35)
Adjustments to foreclosure costs	(187)
Real estate contributed to investments in real estate	(15,830)
Real estate contributed to equity method investments	(11,398)
Balance December 31, 2009	$7,992
Foreclosures	3,425
Impairments	(5,453)
Sales of real estate owned	(1,540)
Adjustments to foreclosure costs	130
Property settlement	(1,236)
Balance December 31, 2010	$3,318

The following is a summary of the carrying value of our real estate owned as of December 31, 2010 and 2009 (dollars in thousands):

		December 31,	December 31,
Description	Location	2010	2009
Undeveloped land	CA,TX, NV, MO	$2,125	$4,580
Single family residential lots	TX, NV, MO	1,193	2,176
Office building	TX	-	1,236
Total		$3,318	$7,992

Note 5 – Investments in Real Estate
  Cost Method Investments
As of December 31, 2010 and December 31, 2009 we had $187,000 and $3.0 million, respectively, in real estate investments that we accounted for under the cost method.  During 2010, we foreclosed on the collateral securing loans with a carrying value of $7,000 and classified the assets as cost method investments.  We have evaluated the carrying value of our cost method investments for impairment and, as a result of changes in our estimates of the fair value of the underlying properties, have concluded that our share of certain losses within the LLCs is other than temporary resulting in impairments of $2.9 million and $1.7 million for the years ended December 31, 2010 and December 31, 2009 respectively.  During 2010, we sold property for cash proceeds of $3,000 resulting in a $3,000 gain on sale.

Equity Method Investments
We held $227,000 and $3.2 million in other real estate investments that we accounted for under the equity method of accounting at December 31, 2010 and December 31, 2009, respectively.  We recognized a loss on our equity in these real estate investments of $2.5 million and $10.6 million for the years ended December 31, 2010 and December 31, 2009, respectively, a direct result of changes in our estimates of the fair value of the underlying properties, resulting in our share of certain losses within the LLCs.  During 2010, we sold property for cash proceeds of $454,000 resulting in no gain or loss.

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

During 2010 and 2009, the following activities occurred within our joint ventures:

●	three homes were constructed and sold to homeowners for proceeds to us of $120,000 during 2010 and during 2009, ten homes were constructed and sold to homeowners for proceeds to us of $490,000
●	in 2010, we terminated one of our joint venture agreements and sold the underlying lots to our joint venture partner for cash proceeds to us of $587,000;

●
in 2010, we sold the majority of the underlying real estate from one of our two remaining joint ventures to our joint venture partner for cash proceeds of $621,000, resulting in a reduction of our interest in the joint venture; and

●	we recognized impairments during 2010 and 2009 of $851,000 and $2.7 million, respectively, a direct result of decreases in the fair value of the lots held in the ventures.

The carrying value of the joint ventures, net of impairments, at December 31, 2010 and December 31, 2009 was $818,000 and $3.0 million, respectively.

Fully Consolidated Investments
At December 31, 2010 and December 31, 2009, we held $3.1 million and $20.4 million, respectively, in fully consolidated real estate investments.  As a direct result of the changes in our estimate of the fair value of the underlying properties, we recognized impairments on fully consolidated real estate investments of $12.6 million and $11.5 million during the years ended December 31, 2010 and 2009, respectively.  During 2010, we sold properties for cash proceeds of $4.5 million resulting in a $45,000 gain on sale for the year ended December 31, 2010.

We have consolidated the equity and net operating income and expenses of six entities in which we have more than 50% ownership.   In connection with the sale of fully consolidated investments, we deconsolidated two entities during 2010, resulting in a $300,000 decrease.  At December 31, 2010, our noncontrolling interests were between 7% and 36% had a carrying value of $365,000.

The following provides a summary of the changes in investments in real estate during the years ended December 31, 2010 and December 31, 2009 (dollars in thousands):

	Fully		Other Equity
	Consolidated	Equity Method	Method	Cost Method
	Investments	Joint Ventures	Investments	Investments	Total
Balance January 1, 2009	$-	$6,167	$-	$1,000	$7,167
Assets reclassified from real estate owned	12,821	-	11,398	3,009	27,228
Assets reclassified from mortgage investments	14,673	-	3,779	965	19,417
Consolidation of noncontrolling interest	5,811	-	-	-	5,811
Sales of real estate investments	(1,500)	-	(766)	(68)	(2,334)
Sales of joint venture property	-	(490)	-	-	(490)
Impairments on real estate investments	(11,544)	-	-	(1,737)	(13,281)
Other adjustments to carry value of investments	156	-	(576)	(131)	(551)
Equity in loss on real estate investments	-	(2,680)	(10,649)	-	(13,329)
Balance December 31, 2009	$20,417	$2,997	$3,186	$3,038	$29,638
Assets reclassified from mortgage investments	-	-	-	7	7
Sales of real estate investments	(4,428)	-	(454)	-	(4,882)
Sales of joint venture property	-	(1,328)	-	-	(1,328)
Impairments on real estate investments	(12,611)	-	-	(2,858)	(15,469)
Equity in loss on real estate investments	-	(851)	(2,505)	-	(3,356)
Deconsolidation of noncontrolling interest	(300)	-	-	-	(300)
Balance December 31, 2010	$3,078	$818	$227	$187	$4,310

The following is a summary of our investments in real estate at December 31, 2010 and December 31, 2009 (dollars in thousands):

Description	Location	December 31, 2010	December 31, 2009
Undeveloped land	NV, AZ, TX, CA	$2,378	$22,132
Single family residential lots	NV, AZ	840	3,263
Office building	NV	722	1,074
Other	NV, OR, AZ	370	3,169
Total		$4,310	$29,638

At December 31, 2010, our investments in real estate were held in 27 limited liability companies, and our ownership percentage ranged from negligible to 100%.

    Investments in Variable Interest Entities
As discussed further in Note 13, we held a 37.6% equity investment in Warm Jones, LLC (Warm Jones) and have guaranteed a $13.7 million first lien mortgage loan that was borrowed by Warm Jones.  In addition, Warm Jones borrowed an additional $2.6 million, the proceeds of which were used to pay 12 months of interest on the first and second lien loans, and carrying costs associated with the property.  Both loans have matured and are in default.   As of December 31, 2010, our equity investment in Warm Jones has been eliminated, a result of the foreclosure by the second lien holders.  In addition, we have recorded our estimate of the liability on the guarantee at $4.7 million and $3.4 million at December 31, 2010 and December 31, 2009, respectively.  The estimated value is based upon, among other things, our estimate of the fair value of the underlying property, net of costs to sell.

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

Note 6 - Stock Based Compensation
The Board of Directors adopted the 2004 Stock Incentive Plan of Desert Capital REIT, Inc. (the “Plan”), and we have reserved 1,000,000 shares of common stock for issuance under the Plan.  Stock expense for the years ended December 31, 2010, 2009 and 2008 was zero, $54,000 and $185,000, respectively.  We have not issued any shares of restricted stock during 2010.

Note 7 - Buildings and Equipment
Buildings and equipment are as follows (dollar in thousands):
	December 31, 2010	December 31, 2009
Buildings	$9,065	$12,280
Leasehold improvements	981	957
Equipment	104	100
Furniture and fixtures	465	429
	10,615	13,766

Less accumulated depreciation	(2,396)	(1,711)
Building and equipment, net	$8,219	$12,055

In 2010, we recorded an impairment of $3.3 million related to the land and office building of our Henderson, Nevada location, which resulted in a carrying value of $4.8 million.

As discussed further in Note 18, we entered into an agreement with a third party to lease the facilities of a property we foreclosed on during 2009.  The carrying value at December 31, 2010 of the land and building is $6.3 million and is being depreciated over thirty years, our best estimate of the useful life of the building.  We recorded an impairment of $1.6 million during the year ended December 31, 2010, a direct result of a change in our estimate of future cash flows from the lessee.

Note 8 – Leases
We own an office building in Henderson, Nevada, which serves as our corporate headquarters. The building is approximately 40,000 square feet, and as of December 31, 2010, the building was 100% occupied, of which 50% was leased to related parties.  The related party leases are month-to month for a total of approximately $40,000 per month.

As further discussed in Note 18, in November 2009, we entered into an agreement with a third party to lease the gentleman’s club that we foreclosed on in April 2009.  The minimum future straight-lined rents due to us as of December 31, 2010 are as follows: $390,000, $480,000 and $440,000 for the years ended December 31, 2011, 2012, and 2013, respectively.

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

Our taxable REIT subsidiary is subject to federal, state, and local taxes. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards.  Deferred tax assets are subject to management’s judgment based upon available evidence that future realization is more likely than not.  During 2008, we established a valuation allowance against the net deferred tax assets.  Based upon the projected sources of taxable income, including those known to be available in future periods, management concluded that it was more likely than not that such sources of income at our taxable REIT subsidiary would likely be insufficient to utilize net operating losses and realize a benefit of other deferred tax assets.  Accordingly, a valuation allowance was necessary.  Management continues to reflect a full valuation allowance against deferred tax assets as of December 31, 2009 and 2010.

The REIT and our TRS are both currently under audit by the Internal Revenue Service for the years 2006, 2007 and 2009; these audits had not concluded as of December 31, 2010.   The Internal Revenue Service has indicated that proposed adjustments and assessments with respect to the audits related to certain deductions for compensation and directors fees for which deductions taken by us in those periods are being denied.   In addition, the proposed adjustments and assessments also disallow other uncertain tax positions, including management fees paid to our Advisor during 2005, 2006 and 2007 of $5.2 million.  As a result, we have recorded a tax liability, including penalties and interest, of $3.4 million for the year ended December 31, 2010.

During the year ended December 31, 2010, we carried back a portion of our 2009 loss and received a refund in the amount of $525,000.   For the years ended December 31, 2010, 2009, and 2008 we recorded an income tax expense (benefit) in the amount of $2.8 million and ($72,000) and ($123,000), respectively.  For 2010, we provided for tax expense of $2.8 million, which is generally due to the change in estimate related to our IRS audit liability resulting in a charge of $3.4 million offset by a tax benefit realized of $525,000 related to a carry back of losses in prior years.

Our income tax expense (benefit) was calculated using an effective tax rate of 34% for 2010, 2009 and 2008 as follows (dollars in thousands):

	December 31,
	2010	2009	2008
Current tax expense	$2,768	$(72)	$484
Deferred tax benefit	-	-	(607)
Total income tax expense (benefit)	$2,768	$(72)	$(123)

The significant components of deferred tax assets and (liabilities) were as follows (dollars in thousands):

	December 31, 2010	December 31, 2009
Depreciation and amortization	$184	$306
Provision on note receivable	5,007	607
Impairments on real estate assets	1,471	529
Gain on sale of subsidiary	(924)	(873)
Non deductible interest addback	1,654	1,179
Net operating loss carryforward	867	-
Deferred tax asset	$8,259	$1,748
Less: Valuation allowance	(8,259)	(1,748)
Net deferred taxes	$-	$-

The income tax provision differs from the amount of income tax determined by applying the United States federal income tax rate to pretax income for the years ended December 31, 2010, 2009 and 2008 due to the following:

	December 31,
	2010	2009	2008
Computed tax benefit	$(6,553)	$(1,827)	$(1,273)
Non deductible expenses	-	-	407
Valuation allowance adjustments	6,511	1,827	766
IRS assessed liability	3,368	-	-
Tax benefit realized	(525)	(72)	-
Other	(33)	-	(23)
Total income tax provision (benefit)	$2,768	$(72)	$(123)

We adopted the provisions of ASC 740 related to accounting for unrecognized tax benefits. At December 31, 2009, the Company had approximately $55,000 of total gross unrecognized tax benefits and recognized interest and penalties accrued on these tax expenses as a component of the income tax benefit.  At December 31, 2010, we did not have any unrecognized tax benefits.  As a result of our recording the liability for the proposed adjustments indicated by the IRS in connection with their audit, we changed our estimate for unrecognized benefits.

Note 10 – Loss per Share
Basic loss per share includes no dilution and is calculated by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding during each period. Diluted loss per share reflects the potential dilution of securities that could share in the earnings or losses of the entity.  Due to the net loss in all periods presented, the calculation of diluted per share amounts would create an anti-dilutive result and therefore is not presented. As of December 31, 2010 and 2009, there were no unvested shares outstanding under our stock incentive plan.

The following table shows loss attributable to common stockholders (dollars and shares in thousands):

	December 31,
	2010	2009	2008
Net loss available to common stockholders:
Loss from continuing operations, net of loss attributable to
noncontrolling interest	$(53,372)	$(51,245)	$(37,477)
Loss from discontinued operations, net	-	(1,771)	-
Net loss available to common stockholders:	$(53,372)	$(53,016)	$(37,477)

Weighted average number of common shares
outstanding basic and diluted	16,850	16,841	16,813

Loss per share from continuing operations	$(3.17)	$(3.04)	$(2.23)
Loss per sharefrom discontinued operations	-	(0.11)	-
Basic and diluted loss per common share	$(3.17)	$(3.15)	$(2.23)
Note 11 – Dividends and Redemption Requests
To maintain our status as a REIT, we are required to make dividend distributions, other than capital gain dividends, each year in an amount at least equal to 90% of our taxable income.  All dividend distributions are made at the discretion of our Board of Directors and depend on our earnings, our taxable earnings, financial condition, maintenance of REIT status and such other factors as the Board of Directors deems relevant.  In October 2008, due to substantial losses and the need for cash preservation, we suspended our monthly dividend.

Upon the death of a stockholder, at the option of the stockholder’s estate, the estate has a limited right of redemption with respect to the common stock.  This right of redemption, for the redemption requests received by December 31, 2010, has been accounted for as a liability.  At December 31, 2010, we had redemption requests of 258,000 shares of common stock totaling $2.2 million.

 Note 12 – Debt
Notes Payable
At December 31, 2010 and December 31, 2009, notes payable included debt agreements totaling $1.8 million and $3.5 million, respectively, net of interest reserves with a balance of $167,000 and $739,000 at December 31, 2010 and December 31, 2009, respectively, which have been reflected as a reduction in the note balances.  Interest is accrued and paid on the principal amount of the notes, or $2.0 million and $4.2 million at December 31, 2010 and December 31, 2009, respectively.  The interest rates on these notes range from 10% to 13%, and payments are made monthly from the interest reserve account with a balloon payment of the principal balance due at maturity.  The debt is collateralized by certain of our real estate investments with a carrying value at December 31, 2010 of $2.2 million.  The proceeds from the notes, less closing costs, funding of the interest reserves and other fees, were disbursed to our affiliate, CM Capital and classified as prepaid default costs on our balance sheets, and at December 31, 2010 and December 31, 2009, the balance of the prepaid was $176,000 and $1.7 million, respectively, and will be used for the payment of ownership costs, such as property taxes and legal fees, and servicing and property management fees to our related party loan servicer and property manager, CM Capital.

In November 2007, we assumed a first lien mortgage payable to a bank upon foreclosure of a 10,330 square foot office building in Houston, Texas.  In July 2010, we entered into a settlement agreement with the bank whereby the bank took title to the property at an agreed upon value of $1.3 million, and we entered into a new promissory note for the remaining balance of $331,000.  At the time of the settlement, the loan had an outstanding principal balance of $1.6 million and the property had a carrying value of $1.2 million.  The new note bears an annual interest rate of 6% with a maturity date of June 2011.  Principal and interest payments are made monthly and as of December 31, 2010, the principal balance on this note was $194,000.

We entered into a $5.0 million note payable agreement, of which $4.0 million was entered into during 2009 and an additional $1.0 million was entered into during 2010.  The note was secured by the land and building of 3MO, LLC, a property foreclosed upon in 2009.   The annual interest rate on this note was 11.25%.  CM Capital was our loan originator and servicer on this note for which we paid origination and servicing fees of $51,000 during 2010 relating to the $1.0 million advance.  This note was refinanced and increased in September 2010 at which time we entered into a $6.0 million note payable agreement secured by the land and building of 3MO, LLC.   This note bears interest at an annual rate of 12.00% and matures in September 2011.   CM Capital was our loan originator and servicer on this note for which we paid origination and servicing fees of $180,000.  We funded interest reserves related to the $6.0 million note payable and the remaining balance of interest reserves was $579,000 at December 31, 2010.  The net note balance at December 31, 2010 was $5.4 million. See also Note 18-Acquistition and Discontinued Operations.

The following table presents a summary of our notes payable (dollars in thousands):

		December 31, 2009			2010 Activity			December 31, 2010
Interest Rate	Maturity Date	Note Balance	Interest Reserves	Carrying Balance	Principal Advances	Principal Payoffs	Net Interest Reserve Payments (Fundings)	Note Balance	Interest Reserves	Carrying Balance
11%	December 2010	$369	$(42)	$327	$-	$-	$42	$369	$-	$369
10%	February 2011	1,247	(161)	1,086	-	(1,247)	161	-	-	-
11%	August 2011	226	(43)	183	-	-	25	226	(18)	208
11%	November 2011	983	(207)	776	-	(983)	207	-	-	-
11-13%	December 2011	1,169	(286)	883	-	-	137	1,169	(149)	1,020
10%	June 2012	250	-	250	-	-	-	250	-	250
Subtotal Notes Payable		4,244	(739)	3,505	-	(2,230)	572	2,014	(167)	1,847

11.25%	September 2010	4,000	(373)	3,627	1,000	(5,000)	373	-	-	-
6%	June 2011	-	-	-	331	(137)		194	-	194
12%	September 2011	-	-	-	6,000	-	(579)	6,000	(579)	5,421
	Total Notes Payable	$8,244	$(1,112)	$7,132	$7,331	$(7,367)	$366	$8,208	$(746)	$7,462

Mortgage Loan Payable
We have a mortgage loan from a bank with an outstanding principal balance of $5.9 million as of December 31, 2010, which is secured by our office building in Henderson, Nevada.  The loan bears interest at a rate equal to the prime rate, with a floor of 6.75% and a ceiling of 7.75%. Principal and interest are payable monthly and the note matures in 2026, with no prepayment penalty. The interest rate on December 31, 2010 was 6.75%.

The mortgage note is collateralized by the Henderson, Nevada office building, and both Desert Capital REIT and Desert Capital TRS have a corporate guaranty for the debt in the event of nonpayment or in the event that the value of the building is not sufficient to cover the outstanding mortgage debt.  The bank has the ability to declare the entire principal balance of the note immediately due and payable.  We have recorded an impairment of $3.3 million related to the land and office building, which resulted in a carrying value of $4.8 million, or $1.1 million below that of the outstanding debt balance.  Our determination of carrying value was based on the current value of tenant leases.

Junior Subordinated Notes Payable
In June 2006, we issued $30.0 million in unsecured trust preferred securities through a Delaware statutory trust, Desert Capital TRS Statutory Trust I, which is our wholly-owned subsidiary.  The securities bear interest at a floating rate based on the three-month LIBOR plus 400 basis points, which resets each calendar quarter, and was 4.30% on December 31, 2010 and 4.25% at December 31, 2009.  The trust preferred securities require quarterly interest distributions. The trust preferred securities had an original marurity of July 2036.

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

In March 2010, we entered into a standstill agreement with the holders of the trust preferred securities pursuant to which such holders have agreed not to exercise any rights or remedies against us to enforce the agreements or collect the debt in exchange for (i) payment of the interest payments due October 31, 2009 in the amount of $344,000 within one business day following our receipt of the executed standstill agreement, which we paid on March 9, 2010, (ii) payment of  the interest payment due January 31, 2010 in the amount of $328,000 on or before March 31, 2010, which we paid on March 31, 2010 and (iii)  continued payment of the quarterly interest payments due under the junior subordinated notes in accordance with the terms of the junior subordinated indenture, including our April 30, 2010 and July 30, 2010 payments, which we paid. We did not make our October 30, 2010 prior to the expiration of the 30 day grace period; therefore, we are no longer in compliance with the standstill agreement.  We have been in continuous discussions with the holders of the trust preferred securities; however, such discussions stalled in February 2011, and in February, 2011, we received notice that the holders of $25.0 million of the trust preferred securities had filed a lawsuit against us for collection of the debt.  We are continuing discussions with the holders of the trust preferred securities.  At December 31, 2010 and December 31, 2009, interest payable on the securities was $589,000 and $574,000, respectively.

During the year ended December 31, 2010, we accelerated the amortization of $872,000 in origination fees related to our junior subordinated notes payable as a result of our stalled negotiations with the lender thereby eliminating the related deferred origination fee asset.  The accelerated amortization is included in our consolidated statements of operations under interest expense.

Below is schedule of our contractual maturities under our debt obligations at December 31, 2010 (dollars in thousands):

Years Ending December 31,
2011 (includes junior subordinated notes in default)	$39,096
2012	475
2013	241
2014	258
2015	275
Thereafter	4,725
Total	$45,070

In late October 2010, we failed to comply with the standstill agreement when we were unable to make our quarterly interest payment.  In February 2011, we received notice that holders of $25.0 million of the trust preferred securities had filed a lawsuit against us for collection of the debt.

Note 13 - Related Parties
CM Group is our Advisor and oversees our day-to-day operations including asset, liability and capital management. In lieu of paying salaries to officers, we compensate our Advisor pursuant to an advisory agreement that entitles it to first-tier management compensation, second-tier management compensation, and reimbursement of expenses.  The officers and majority owners of our Advisor are also our executive officers. The annual first-tier management compensation is 1% of the first $200 million of gross average invested assets plus 0.8% of the gross average invested assets in excess of $200 million, to be paid quarterly.   The first-tier management compensation for the years ended December 31, 2010, 2009 and 2008 was $1.2 million, $1.5 million, and $2.0 million, respectively, and zero remained payable at December 31, 2010.   No second tier compensation was paid in 2010, 2009 or 2008.

During 2008, the composition of our investment portfolio changed dramatically from a performing loan portfolio to a defaulted loan and foreclosed property portfolio. With the changing composition of our assets, the functions being performed by our Advisor, and to a larger degree, CM Capital, our loan originator and servicer, increased and changed significantly. CM Capital’s function as loan servicer has historically been to collect interest payments from the borrowers and to distribute interest payments to the investors.  As compensation for this service, the borrower would pay CM Capital a servicing fee. As the borrowers began defaulting on their loans, CM Capital was no longer able to collect the servicing fees on defaulted loans. At the same time, CM Capital began to perform more complex functions related to the defaulted loans and ultimately the foreclosed property, such as soliciting investor votes on the handling of defaulted loans, handling foreclosure proceedings, processing and paying carrying costs, negotiating with borrowers and builders, structuring joint venture agreements, selling property and designing and executing other workout strategies on behalf of the investors. In December 2008, CM Capital determined that it could no longer advance the carrying costs and workout and resolution costs related to the properties on which it had foreclosed on behalf of the investors, and sent a letter to the investors (owners) of the foreclosed properties giving the investors the option to assume the responsibility for their own asset management functions, or pay CM Capital to provide such services. DCR received such a letter, and in March 2009, agreed to have CM Capital provide asset management services on our behalf. In exchange for such services, we agreed to pay CM Capital servicing fees based on the following: a real estate owned processing fee upon the date of foreclosure in an amount not to exceed 5% of the outstanding loan balance on the date of default, of which 1% is due and payable upon the transfer of title and the remainder is due upon the sale or other disposition of the property plus a yearly servicing fee of either 1% of the original loan balance if the workout strategy is considered simple or 2% of the original loan balance if the workout strategy is considered complex, calculated from the date of foreclosure. For the years ended December 31, 2010 and 2009, these fees totaled $560,000 and $1.7 million, respectively, and were included in management and servicing fees in the consolidated statement of operations.  At December 31, 2010, $22,000 was payable and was included in management and servicing fees payable on the consolidated balance sheet.

To facilitate payment of certain carrying costs and servicing and property management fees, we leveraged certain assets. Each loan constituting a portion of the debt is secured by liens on the property whose costs and expenses are being financed by such loan. The outstanding principal balance on this debt was $2.0 million net of interest reserves of $167,000 at December 31, 2010.   CM Capital served as our debt placement agent and servicer, for which we paid placement fees of $78,000 during 2009.  During 2010, we have not placed additional debt on properties to facilitate payment of carrying costs.    In addition, we funded interest reserves related to the notes payable, and at December 31, 2010 and December 31, 2009, the balances of $167,000  and $739,000, respectively, of unexpended proceeds were being held in a trust account maintained with Preferred Trust Company, an entity partially owned by our Chief Executive Officer.  The proceeds, less closing costs, funding of the interest reserves and other fees were prepaid to our servicer, CM Capital, to be used for the payment of costs associated with being a land owner and servicing and property management fees payable to CM Capital.  The balance of the prepaid account at December 31, 2010 and December 31, 2009 was $176,000 and $1.7 million, respectively.

CM Capital was our loan originator and servicer on notes entered into and secured by the land and building of 3MO, LLC.  We paid CM Capital origination and servicing fees totaling $231,000 during 2010.  In addition we funded interest reserves related to this note payable  for which the remaining balance was $579,000 at December 31, 2010.  The interest reserve is being held in a trust account maintained with Preferred Trust Company, an entity partially owned by our Chief Executive Officer.  See also Note 12 – Debt.

In connection with our sale of CM Capital to our Advisor in 2007 we received a $15.5 million promissory note from CM Capital to our TRS.  During 2008, CM Capital was not in compliance with certain financial covenants contained in the loan agreement related to the $15.5 million promissory note payable to TRS and in October 2008, a special committee of the independent members of our Board of Directors and CM Capital agreed to modify the loan terms and as a result principal payments on the note were deferred for two years, and the interest rate was reduced from 9% to 6% per annum effective as of July 1, 2008.  Additionally, the working capital financial covenant was replaced with the requirement to maintain a cash balance of $250,000 at the end of each quarter, and the first measurement period for the fixed charge coverage ratio was moved from December 31, 2007 to December 31, 2008.  Based on the modified terms of the promissory note, the modification resulted in an impairment based on the present value of the expected future cash flows under the modified terms.  The modification was accounted for as a troubled debt restructure and resulted in an impairment of $2.1 million in 2008.  Recoveries of zero and $340,000 during 2010 and 2009, respectively, of the $2.1 million impairment were recorded due to the passage of time and the accompanying accretion of the restructure discount.

CM Capital has continued to fail to comply with certain financial covenants contained in the loan agreement relating to our $15.5 million note receivable.   Our Board of Directors formed a special committee of our independent directors to review the financial covenants and negotiate a strategy to resolve the defaulted status of the loan as a result of CM Capital’s non compliance.  In June 2010, we entered into a forbearance agreement with CM Capital whereby we agreed to give CM Capital ninety days to address the covenant default on our $15.5 million note receivable.  Subsequent to June 30, 2010, the independent members of our Board of Directors agreed to extend the forbearance agreement for an additional 90 days, and to further evaluate the financial strength of CM Capital.  Due to the continued default, management determined that it was appropriate to record an impairment to the note receivable of $3.0 million as of June 30, 2010. CM Capital notified us in October 2010 that it would be discontinuing interest payments until it returns to profitability. In addition, under terms of the modified promissory note, CM Capital was to resume principal payments beginning on December 31, 2010.  CM Capital did not make the principal or interest payment on December 31, 2010, and, as of the date of this report, continues to be in default on its obligation to us.  As a result of this nonpayment, management has assessed CM Capital’s current financial position and has determined that it is unlikely CM Capital will be able to repay  this note.  Based on this information, we placed the note receivable on non performing status and have recorded an additional impairment of $10.0 million, resulting in a year to date impairment of $12.9 million, which is a full valuation allowance for the outstanding principal balance on the note.   The impairment does not reflect a change in the repayment terms of the note receivable or a reduction in the amount owed under the note receivable, and our Board of Directors is continuing to work with CM Capital on a resolution.  At December 31, 2010, the carrying value of the note receivable was zero, net of impairments.

In February 2011, we entered into an agreement with CM Group, pursuant to the terms of the Advisory Agreement, and, to protect our interest in CM Capital, agreed to prepay first-tier management compensation to CM Group of $215,000, which we paid in February 2011.

We lease office space to CM Group and its affiliates under operating leases generally cancelable by either party on thirty days written notice.  Rental income received from related parties for the years ended December 31 2010, 2009 and 2008 was $523,000, $535,000 and $517,000, respectively.  All related party tenants were current on rental payments and there was no rent receivable at December 31, 2010.

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

The following table summarizes the carrying values and the estimated fair values of financial instruments as of December 31, 2010 and December 31, 2009 (dollars in thousands):

	December 31, 2010		December 31, 2009
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash, cash equivalents and restricted cash	$1,733	$1,733	$553	$553
Interest receivable	25	25	102	102
Note receivable - related party	-	-	12,940	11,111
Mortgage investments - net	5,379	5,201	10,664	10,435

Financial liabilities:
Notes payable	7,462	7,360	7,132	6,995
Contingent liability on guarantee	4,731	4,731	3,431	3,431
Mortgage payable	5,934	5,512	7,599	7,021
Junior subordinated notes	30,928	5,379	30,928	30,928

We used the following methods and assumptions in estimating the fair value of each class of financial instrument:

●	Cash, cash equivalents: The carrying values of cash and short-term instruments approximate fair values.
●	Interest receivable: Carrying values approximate fair values due to their short term nature.
●	Note receivable – related party: Fair value is estimated based on estimated risk of default based on similar business operations and history of operations.
●
Mortgage investments-net:  At December 31, 2010 and December 31, 2009 the fair value of fixed rate loans currently classified as performing, was computed based on the probability of collection of the cash flow, a risk free rate of return on all estimated cash flows, the estimated realization of collateral based on recent history and the fixed interest rate of the loans.  At December 31, 2010 and December 31, 2009, substantially all of our impaired loans were evaluated based on the fair value of their underlying collateral based upon the most recent appraisal available to management or recent transaction prices for similar collateral, and as such, the carrying values of these instruments, net of allowance for loan losses, approximates the fair value.  Fair value inputs on performing and non-performing loans are considered Level 3.

●
Contingent liability on guarantee:  For December 31, 2010 and December 31, 2009 we based the fair value on the collateral value of the property underlying the guarantee, less carrying and settlement costs, factors that are considered Level 3 inputs.

●
Mortgage loan payable and notes payable:  For December 31, 2010 and December 31, 2009 our credit standing was taken into consideration, as well as the assigned collateral which was considered more than adequate, the estimated risk to the lender of the collateral to the loan balance and rates reflective of the current market environment, all of which were factors in the computation of fair value and were considered Level 3 inputs.

●
Junior subordinated notes:  Our junior subordinated notes do not trade in an active market and, therefore observable price quotations are not available.  In the absence of observable price quotations, fair value is determined based on the fair value of the assets that would be available at December 31, 2010 to repay the debt, after paying all secured creditors, and were considered Level 3 inputs.

We do not have any assets or liabilities that are measured at fair value on a recurring basis.  The following table presents our assets and liabilities that are measured at fair value on a nonrecurring basis at December 31, 2010 and December 31, 2009.  Level 1 and Level 2 data were not used in the fair value measure.

	Level 3 Estimated Fair Value
	(dollars in thousands)
	Impaired mortgage	Investments in	Real estate	Contingent liability
	investments	real etate	owned	on guarantee	Total
Balance, December 31, 2009	$5,639	$29,638	$7,992	$(3,431)	$39,838
Foreclosures	(3,432)	7	3,425	-	-
Sales	-	(6,210)	(1,540)	-	(7,750)
Impairments and equity losses	(2,207)	(18,825)	(5,453)	(1,300)	(27,785)
Other adjustments	-	(300)	(1,106)	-	(1,406)
Balance, December 31, 2010	$-	$4,310	$3,318	$(4,731)	$2,897

Note 15 - Concentrations of Credit Risk
Financial instruments with concentration of credit and market risk include cash, loans secured by deeds of trust and real estate investments.

We maintain cash deposit accounts which at times may exceed federally insured limits.  We have not experienced any losses in such accounts, and management believes we are not exposed to any significant credit risk related to cash deposits.  As of December 31, 2010 and 2009, we had approximately $1.5 million and $303,000, respectively, in excess of the federally insured limits.

At December 31, 2010, 28.3% and 43.3% of our entire real estate asset portfolio, including investments in real estate, real estate owned and the original balance of our mortgage investment portfolio loans were located in Nevada and Arizona, respectively.  At December 31, 2009, 41.0% and 18.2%of our entire real estate asset portfolio, including investments in real estate, real estate owned and the original balance of our mortgage investment portfolio loans were located in Nevada and Texas, respectively.   As a result of this geographical concentration of our real estate loans and real estate investment assets, a further downturn in the local real estate markets in these states could have a material adverse effect on us.

We have a significant concentration of credit risk with a large borrower, representing the only borrower still performing on the original obligations.  At December 31, 2010, the aggregate amount of loans to this borrower was $6.1 million with a carrying value of $5.4 million, representing our entire investment in mortgage loans.

Note 16- Quarterly Financial Data (unaudited)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Year Ended December 31, 2010
Interest income	$299	$289	$59	$111
Interest expense	915	817	821	1,635
Net interest expense	(616)	(528)	(762)	(1,524)
Other expense	(3,015)	(10,414)	(24,748)	(14,622)
Net loss attributable to noncontrolling interest	791	118	1,717	231
Net loss attributable to common stockholders	$(2,840)	$(10,824)	$(23,793)	$(15,915)

Net loss per share - basic and diluted	$(0.17)	$(0.64)	$(1.41)	$(0.95)

Year Ended December 31, 2009
Interest income	$447	$302	$303	$303
Interest expense	619	547	626	817
Net interest expense	(172)	(245)	(323)	(514)
Other expense	(4,072)	(18,974)	(8,262)	(21,225)
Income (loss) from discontinued operations	-	(453)	(2,352)	1,034
Net loss attributable to noncontrolling interest	13	482	25	2,022
Net loss attributable to common stockholders	$(4,231)	$(19,190)	$(10,912)	$(18,683)

Net loss per share - basic and diluted
Loss from continuing operations	$(0.25)	$(1.11)	$(0.51)	$(1.17)
Loss from discontinued operations	-	(0.03)	(0.14)	0.06
	$(0.25)	$(1.14)	$(0.65)	$(1.11)

Note 17 – Commitments and Contingencies
We formed a limited liability company, Warm Jones, LLC, to foreclose on the property in 2007 when we had a 37.6% equity investment in real estate that had an original loan balance of $11.9 million.  Our equity position was eliminated in the fourth quarter of 2010.  In February 2010, the first lien loan on Warm Jones matured.  Because we guaranteed the payment of the first lien loan, the lenders under the first lien mortgage may pursue Desert Capital for all amounts currently due and owing under the loan.  We estimated our potential liability under the guarantee to be $4.7 million at December 31, 2010, which is included in other liabilities in our consolidated balance sheets and is based on our estimated value of the property.  To potentially limit our liability on the guarantee, we paid $137,000 of interest during 2010 to the first lien lenders to keep the interest payments on the note current through February 2010.    In July 2010, we entered into a forbearance agreement with the first lienholders.  Pursuant to the forbearance agreement, the first lien lenders have agreed to forbear from enforcing payment under the guarantee until June 2011 and have agreed to waive all accrued and unpaid interest and all interest that accrues during the forbearance period, provided that the loan is repaid in full on or before June 2011.  Upon our execution of the forbearance agreement, we paid outstanding property taxes of $200,000 and are required to continue to pay the property taxes during the forbearance period.  We have paid an additional $81,000 in property taxes since our execution of the forbearance agreement.

Note 18 – Acquisition and Discontinued Operations
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

Our leasing arrangement stipulates a $40,000 per month rent payment.  At various times during 2010, we agreed to reduced rental payments from the lessee due to the continued losses of the operations of the business.  During 2010, we continued under the leasing arrangement and collected $340,000 in rent, which was classified as continuing operations.

Note 19 – Going Concern
The accompanying financial statements have been prepared in conformity with principles of accounting applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  Over the past three years we have experienced substantial losses. The following table sets forth our losses from January 1, 2008:

Year ended December 31,	Net losses	Allowance, Impairments and loss in equity investments

2008	$(37,477)	$37,275
2009	(53,016)	41,385
2010	(53,372)	43,490
36 month total	$(143,865)	$122,150

These financial results and the current liquidity issues we face such as demand by Trust Preferred Note holders have had a materially adverse impact on our financial condition and cause us to conclude that there is substantial doubt as to our ability to continue as a going concern.   Our performing portfolio currently consists of two loans, and our real estate portfolio is now almost exclusively comprised of non-income producing real estate, the carrying costs of which we must bear.  These costs include servicing and property management fees payable to CM Capital, property taxes, legal fees, maintenance costs and resolutions costs.  In addition, CM Capital has put us on notice that it currently does not have the ability to make interest payments on its debt to us, which is a loss of revenue of approximately $226,000 per quarter and principal of approximately $388,000 per quarter.  Because of our limited amount of revenue, our recurring cash flow is not sufficient to cover our general operating costs, including real estate carrying costs.  Our future viability is dependent on our ability to execute portfolio resolution strategies that will offer operating liquidity, including our ability to sell assets in the current distressed real estate market. In February 18, 2011 we received notice that the holders of $25.0 million of the trust preferred securities have filed a lawsuit against us for collection of their debt.  We are continuing discussions with the holders of the trust preferred securities; however, they could further exercise their rights and remedies against us to collect the debt, which would have a material and adverse effect on our financial condition and could potentially cause us to seek relief through a filing under the U.S. Bankruptcy Code.  If we fail to execute these plans successfully or otherwise address our liquidity shortfall, we would not have adequate liquidity to fund our operations and would not be able to continue as a going concern.

Note 20 - Subsequent events
In January 2011, we sold a fully consolidated real estate investment for cash proceeds of $595,000.

In February 2011, we entered into an agreement with CM Group, pursuant to the terms of the Advisory Agreement, and to protect our interest in CM Capital, agreed to prepay first-tier management compensation to CM Group of $215,000, which we paid in February 2011.

Schedule II

Allowance for Loan Losses (dollars in thousands)
December 31, 2010

Year	Balance at beginning of period	Charged to Costs and Expenses	Deductions	Balance at end of period
2008	$25,444	$23,616	$(26,130)	$22,930
2009	$22,930	$11,123	$(25,599)	$8,454
2010	$8,454	$14,263	$(7,231)	$15,486

Schedule IV

Mortgage Loans on Real Estate
Mortgage Loans that Exceed Three Percent of the Portfolio
(dollars in thousands)
Type	Maturity Date	Periodic Payment Terms	Interest Rate	Prior Liens	Face Amount	Carrying Amount	Principal Amount Subject to Delinquent Principal or Interest
Acquisition and Development - 1st
	Apr-12	Interest Only	5%	-	1,500	1,257	-
	Feb-14	Interest Only	5%	-	4,640	4,122	-
				$-	$6,140	$5,379	$0

Real Estate Loan Roll Forward
December 31, 2010
(dollars in thousands)

Balance - January 1, 2010	$10,664
Additions during period:
New loan fundings	797
Deductions during period:
Loan payoffs	(797)
Foreclosed loans (real estate owned and investments in real estate)	(3,432)
Real estate loan settlements	(530)
Impairments	(2,207)
Accretion of troubled debt restructure loans	884
Balance - December 31, 2010	$5,379

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

As of December 31, 2010, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, we have concluded that, as of December 31, 2010, we maintained effective internal control over financial reporting.

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

(c) Changes in Internal Controls

There were no significant changes over financial reporting or in other factors in the fourth quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The biographical information for each director of the Company as of March 18, 2011 is set forth below.

Todd B. Parriott.  Mr. Parriott is the chairman of our board of directors, chief executive officer, president and chief investment officer.  Mr. Parriott was elected to our board of directors in December 2003.  Mr. Parriott served as the president of CM Capital from July 2001 until December 2003 and was re-elected as president in October 2005 and served until August 23, 2007.  Mr. Parriott currently serves in a supervisory capacity with CM Securities, the dealer-manager of both of our public offerings.  Mr. Parriott also serves as president, chief executive officer and manager of CM Group, our advisor.  Mr. Parriott is also a director of our dealer-manager.  Mr. Parriott founded the Company and drives the Company’s strategic initiatives and operations.  The Company believes that Mr. Parriott’s extensive expertise and experience in the mortgage lending and real estate industries particularly in the Las Vegas area combined with his financial and business expertise and relationships provide him with the qualifications and skills to serve as a director.  Mr. Parriott graduated with a Bachelor of Science degree in Marketing at University of Nevada, Las Vegas in 1994.  Age 40.

Stacy M. Riffe.  Ms. Riffe was elected to our board of directors in September 2007 and was appointed as our chief financial officer effective June 2008.  Ms. Riffe also serves as an officer and part owner of our advisor, CM Group.  From February 2007 through May 2008, she was the senior vice president of UDR, Inc., a NYSE-listed multi-family real estate investment trust, where she managed corporate tax, legal administration, and risk management and was the corporate compliance officer.  Additionally, she served as chief financial officer of UDR’s taxable REIT subsidiary, RE3.  From September 2005 through October 2006, Ms. Riffe served as chief financial officer and secretary of Sunset Financial Resources, Inc., a NYSE-listed mortgage REIT, and was appointed interim chief executive officer to complete the merger of Sunset Financial Resources with Alesco Financial Inc.  From 2002 until 2005, Ms. Riffe held the position of chief financial officer and secretary for U.S. Restaurant Properties Inc., an equity REIT that owned and leased properties to restaurants and convenience stores operators, where she was responsible for capital markets, corporate governance, SEC reporting and tax compliance.  In February 2005, U.S. Restaurant Properties merged with CNL Restaurant Properties to form Trustreet Properties.  Ms. Riffe has an extensive background in public accounting and has served as the chief financial officer or corporate compliance officer of other public companies, including three publicly traded REITs.  The Company believes Ms. Riffe’s substantial financial, accounting and public company experience provide her with the qualifications and skills to serve as a director.  Ms. Riffe earned a Bachelor of Business Administration degree in Accounting from the University of Texas at Arlington and is a Certified Public Accountant.  Age 45.

James L. George. Mr. George was elected to our board of directors in December 2003, is an independent director, and is an attorney in private practice in Lemars, Iowa.  For over 30 years, he has practiced primarily in the estates, real estate transaction and tax preparation area.  Since August 2006, Mr. George has also served as a director of Le Mars Area Dialysis Services, a non-profit corporation organized to raise funds and establish services in Le Mars, Iowa.  Mr. George brings over 30 years of legal and business experience including in the real estate industry.  The Company believes that Mr. George’s legal background and substantial business experience provide him with the qualifications and skills to serve as a director.  He earned a Bachelor of Arts degree from the University of Iowa in 1969, and a Juris Doctor from Creighton University in 1973.  Age 63.

Thomas L. Gustafson.  Mr. Gustafson was elected to our board of directors in December 2003, is an independent director, and has been the managing member of Domain LLC, the general partner of Okoboji Capital Partners, LP, a hedge fund, from August 2001 until the present.  From 1996 to the present, he has served as the Treasurer of QL Enterprises Inc., which owns office building complexes and mini-storage rental units.  Mr. Gustafson brings substantial financial experience to the Company as well as experience related to the ownership and management of real estate.  The Company believes that Mr. Gustafson’s financial and real estate experience provide him with the qualifications and skills to serve as a director.  He earned a Bachelor of Business Administration degree from Iowa State University in 1993.  Age 40.

Governance and Nominating Committee
Our governance and nominating committee will consider director candidates nominated by stockholders.  Recommendations, including the nominee's name and an explanation of the nominee's qualifications should be sent to James L. George, c/o Desert Capital REIT, Inc., 1291 Galleria Drive, Suite 200, Henderson, Nevada 89014 by no earlier than August 9, 2011 and no later than September 8, 2011.  If our annual meeting is held before November 7, 2011, notice must be received not earlier than the close of business on the 120th calendar day prior to the meeting and not later than the close of business on the later of the 90th calendar day prior to such annual meeting or the 10th calendar day following the calendar day on which the Company first publicly announces the date of the meeting.

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

Audit Committee
From January 1 through June 13, 2008, our audit committee was comprised of four directors, Ms. Riffe and Messrs. Beville (chairman), Gustafson, and George.  On June 16, 2008, Ms. Riffe was appointed as our chief financial officer and resigned as a member of our audit committee. Since the resignation of Ms. Riffe, our audit committee has been comprised of the three remaining members. In May 2010, Mr. Beville resigned from the board of directors and the audit committee, and Mr. Wolcott was named to the audit committee.  On February 9, 2011, Mr. Wolcott resigned from our board of directors.  Our board of directors has determined that all members of the audit committee satisfy the independence standards of the New York Stock Exchange, or NYSE.  Our board also determined that Mr. Beville qualified as “audit committee financial expert,” as defined by the SEC, during his tenure on the audit committee, and that Mr. Wolcott, upon joining the audit committee, also qualified as “audit committee financial expert”.  In addition, our board determined that all members of the audit committee are “financially literate,” within the meaning of NYSE rules, and “independent,” under the audit committee independence standards of the SEC.  As of the date of this report, a replacement member had not been named for our audit committee vacancy.

Our audit committee operates pursuant to a written charter.  Among other matters, the audit committee charter calls upon the audit committee to:

●
oversee the accounting and financial reporting processes and compliance with legal and regulatory requirements on behalf of our board of directors and report the results of its activities to the board;

●	be directly and solely responsible for the appointment, retention, compensation, oversight, evaluation and, when appropriate, the termination and replacement of our independent auditors;
●	review the annual engagement proposal and qualifications of our independent auditors;
●	prepare an annual report as required by applicable SEC disclosure rules; and
●	review the integrity, adequacy and effectiveness of our internal controls and financial disclosure process.

The audit committee met four times in 2010.

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

Based solely upon a review of the reports furnished to us with respect to fiscal 2010, we believe that all SEC filing requirements applicable to our directors and executive officers and 10% beneficial owners were satisfied during 2010.

Code of Conduct
Our board of directors has established a code of business conduct and ethics for its officers and directors.  Among other matters, the code of business conduct and ethics is designed to deter wrongdoing and to promote:

●	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
●	full, fair, accurate, timely and understandable disclosure in our SEC reports and other public communications;
●	compliance with applicable governmental laws, rules and regulations;
●	prompt internal reporting of violations of the code to appropriate persons identified in the code; and
●	accountability for adherence to the code.

Waivers to the code of business conduct and ethics will only be granted by the governance and nominating committee of the board.  The committee has never granted any waiver to the code.  If the committee grants any waivers of the elements listed above to any of our officers, we expect to announce the waiver within five business days on the corporate governance section of our corporate website at www.desertcapitalreit.com.  A copy of our code of conduct will be provided to any person without charge, upon request.  All requests should be directed to Stacy M. Riffe, Desert Capital REIT, Inc., 1291 W. Galleria Drive, Suite 200, Henderson, Nevada 89014.

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

Compensation Committee Interlocks and Insider Participation
During 2010, the compensation committee consisted of Messrs. Beville and George until Mr. Beville’s departure in May 2010.  Neither of these individuals has at any time served as an officer of the company.  None of our executive officers served as a director or member of the compensation committee of any entity that has one or more executive officers serving as a member of our board of directors or compensation committee.

Compensation of Directors
Directors who are also our executive officers receive no compensation for board service.  The following table discloses compensation information of members serving on our board of directors in 2010.

2010 Board of Directors Compensation
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)1	Total ($)
Robert B. Beville	17,000	-	17,000
James L. George	32,500	-	32,500
Thomas L. Gustafson	32,000	-	32,000
Charles W. Wolcott	25,000	-	25,000

(1)  The number of stock awards held by all directors as of December 31, 2010 was 124,000 shares.  There were no stock awards issued in 2010.

During 2010, our non-officer directors received the following compensation:

Annual retainer fee	$15,000
Fee for each board meeting attended in person	3,000
Fee for each board meeting attended telephonically	1,500
Audit committee chairman retainer	5,000
Chairman retainer for other committees	3,000
Fee for each committee meeting attended in person	1,000
Fee for each committee meeting attended telephonically	500

Prior to 2010, each non-officer director received an annual award of 4,000 restricted shares of common stock which vested immediately.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 18, 2011 by (1) each current director, (2) each executive officer, and (3) all current directors and executive officers as a group.  No stockholder known to us owns beneficially more than 5% of our common stock.  The number of shares beneficially owned by each entity, person, director or executive officer is determined under the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose.  Under such rules, beneficial ownership includes any shares as to which the individual has the sole or shared voting power or investment power.  Unless otherwise indicated, each person has sole voting and investment power (or shares such powers with his spouse) with respect to the shares set forth in the following table.

Directors and Executive Officers (1)	Amount and Nature of Beneficial Ownership		Percent of Class (2)
Todd B. Parriott	78,099	(3)	*
James L. George	29,269	(4)	*
Thomas L. Gustafson	24,375		*
Stacy M. Riffe	4,000		*
All directors and executive officers as a group (5 persons)	135,743		0.81%

*	Beneficial ownership of less than 1% of the class is omitted.

(1)	The address of each director and executive officer is that of the company.
(2)
The percentage of shares owned provided in the table is based on 16,849,954 shares outstanding as of March 27, 2011.  Percentage of beneficial ownership by a person as of a particular date is calculated by dividing the number of shares beneficially owned by such person as of March 27, 2011 by the sum of the number of shares of common stock outstanding as of such date.

(3)	Represents shares owned by ARJ Management and Burton Management Company, Ltd., of which Mr. Parriott may be deemed to be the beneficial owner.
(4)	Includes 20,798 shares over which Mr. George shares beneficial ownership, and 4,500 shares owned by his wife.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Relationship with CM Capital Services, LLC
Together with our wholly-owned subsidiary, TRS, we entered into a Purchase Agreement, dated as of November 21, 2007 (the “Purchase Agreement”), with CM Group.  The majority of the membership interests in CM Group are owned by Todd Parriott, our chief executive officer.  Pursuant to the Purchase Agreement, our wholly owned subsidiary, Desert Capital TRS, Inc, (TRS), sold all of the issued and outstanding units of CM Capital to CM Group, for the following consideration:

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

In connection with our sale of CM Capital to our Advisor in 2007 we received a $15.5 million promissory note from CM Capital to our TRS.  During 2008, CM Capital was not in compliance with certain financial covenants contained in the loan agreement related to the $15.5 million promissory note payable to TRS and in October 2008, a special committee of the independent members of our Board of Directors and CM Capital agreed to modify the loan terms and as a result principal payments on the note were deferred for two years, and the interest rate was reduced from 9% to 6% per annum effective as of July 1, 2008.  Additionally, the working capital financial covenant was replaced with the requirement to maintain a cash balance of $250,000 at the end of each quarter, and the first measurement period for the fixed charge coverage ratio was moved from December 31, 2007 to December 31, 2008.  Based on the modified terms of the promissory note, the modification resulted in an impairment based on the present value of the expected future cash flows under the modified terms.  The modification was accounted for as a troubled debt restructure and resulted in an impairment of $2.1 million in 2008.  Recoveries of zero and $340,000 during 2010 and 2009, respectively, of the $2.1 million impairment were recorded due to the passage of time and the accompanying accretion of the restructure discount.

CM Capital has continued to fail to comply with certain financial covenants contained in the loan agreement relating to our $15.5 million note receivable.   Our Board of Directors formed a special committee of our independent directors to review the financial covenants and negotiate a strategy to resolve the defaulted status of the loan as a result of CM Capital’s non compliance.  In June 2010, we entered into a forbearance agreement with CM Capital whereby we agreed to give CM Capital ninety days to address the covenant default on our $15.5 million note receivable.  Subsequent to June 30, 2010, the independent members of our Board of Directors agreed to extend the forbearance agreement for an additional 90 days, and to further evaluate the financial strength of CM Capital.  Due to the continued default, management determined that it was appropriate to record an impairment to the note receivable of $3.0 million as of June 30, 2010. CM Capital notified us in October 2010 that it would be discontinuing interest payments until it returns to profitability. In addition, under terms of the modified promissory note, CM Capital was to resume principal payments beginning on December 31, 2010.  CM Capital did not make the principal or interest payment on December 31, 2010, and, as of the date of this report, continues to be in default on its obligation to us.  Based on this information, we placed the note receivable on non performing status and have recorded an additional impairment of $10.0 million, resulting in a year to date impairment of $12.9 million, resulting in a full valuation allowance for the outstanding principal balance on the note.   The impairment does not reflect a change in the repayment terms of the note receivable or a reduction in the amount owed under the note receivable, and our Board of Directors is continuing to work with CM Capital on a resolution.  At December 31, 2010, the carrying value of the note receivable was zero, net of impairments.

During 2008, the composition of our investment portfolio changed dramatically from a performing loan portfolio to a defaulted loan and foreclosed property portfolio. With the changing composition of our assets, the functions being performed by our Advisor, and to a larger degree, CM Capital, our loan originator and servicer, increased and changed significantly. CM Capital’s function as loan servicer has historically been to collect interest payments from the borrowers and to distribute interest payments to the investors.  As compensation for this service, the borrower would pay CM Capital a servicing fee. As the borrowers began defaulting on their loans, CM Capital was no longer able to collect the servicing fees on defaulted loans. At the same time, CM Capital began to perform more complex functions related to the defaulted loans and ultimately the foreclosed property, such as soliciting investor votes on the handling of defaulted loans, handling foreclosure proceedings, processing and paying carrying costs, negotiating with borrowers and builders, structuring joint venture agreements, selling property and designing and executing other workout strategies on behalf of the investors. In December 2008, CM Capital determined that it could no longer advance the carrying costs and workout and resolution costs related to the properties on which it had foreclosed on behalf of the investors, and sent a letter to the investors (owners) of the foreclosed properties giving the investors the option to assume the responsibility for their own asset management functions, or pay CM Capital to provide such services. DCR received such a letter, and in March 2009, agreed to have CM Capital provide asset management services on our behalf. In exchange for such services, we agreed to pay CM Capital servicing fees based on the following: a real estate owned processing fee upon the date of foreclosure in an amount not to exceed 5% of the outstanding loan balance on the date of default, of which 1% is due and payable upon the transfer of title and the remainder is due upon the sale or other disposition of the property plus a yearly servicing fee of either 1% of the original loan balance if the workout strategy is considered simple or 2% of the original loan balance if the workout strategy is considered complex, calculated from the date of foreclosure. For the years ended December 31, 2010 and 2009, these fees totaled $560,000 and $1.7 million, respectively, and were included in management and servicing fees in the consolidated statement of operations.  At December 31, 2010, $22,000 was payable and was included in management and servicing fees payable on the consolidated balance sheet.

To facilitate payment of certain carrying costs and servicing and property management fees, we leveraged certain assets. Each loan constituting a portion of the debt is secured by liens on the property whose costs and expenses are being financed by such loan. The outstanding principal balance on this debt was $2.0 million net of interest reserves of $167,000 at December 31, 2010.   CM Capital served as our debt placement agent and servicer, for which we paid placement fees of $78,000 during 2009.  During 2010, we have not placed additional debt on properties to facilitate payment of carrying costs.    In addition, we funded interest reserves related to the notes payable, and at December 31, 2010 and December 31, 2009, the balances of $167,000  and $739,000, respectively, of unexpended proceeds were being held in a trust account maintained with Preferred Trust Company, an entity partially owned by our Chief Executive Officer.  The proceeds, less closing costs, funding of the interest reserves and other fees were prepaid to our servicer, CM Capital, to be used for the payment of costs associated with being a land owner and servicing and property management fees payable to CM Capital.  The balance of the prepaid account at December 31, 2010 and December 31, 2009 was $176,000 and $1.7 million, respectively.

CM Capital was our loan originator and servicer on notes entered into and secured by the land and building of 3MO, LLC.  We paid CM Capital origination and servicing fees totaling $231,000 during 2010.  In addition we funded interest reserves related to this note payable and the remaining balance was $579,000 at December 31, 2010, which is being held in a trust account maintained with Preferred Trust Company, an entity partially owned by our Chief Executive Officer.

In February 2011, we entered into an agreement with CM Group, pursuant to the terms of the Advisory Agreement, and, to protect our interest in CM Capital, agreed to prepay first-tier management compensation to CM Group of $215,000, which we paid in February 2011.

Relationship with our Advisor
CM Group became our advisor in November 2007.  Mr. Parriott is the majority owner of CM Group and serves as CEO of CM Group.  We entered into an advisory agreement with CM Group (the “Advisory Agreement”) pursuant to which CM Group manages our day-to-day operations and performs services and activities relating to our assets and operations.  The Advisory Agreement provides for first-tier and second-tier management compensation. For the years ended December 31, 2010 and 2009, first-tier management compensation to CM Group was $1.2 million and $1.5 million, respectively.

Relationship with our Dealer-Manager
The dealer-manager of our offering of common stock, CM Securities, directed and oversaw the sale of our equity securities. CM Securities received a marketing support fee and sales commissions based on the number of shares of common stock it sold. CM Securities contracted with third party broker-dealers to have a larger sales distribution of equity securities and compensated them out of the sales commissions and marketing support fees it received from us. Because CM Securities is controlled by our Advisor, it is our affiliate. CM Group acquired ownership of CM Securities on November 21, 2007 and prior to November 21, 2007, CM Securities was owned by our CEO.  Due to the general collapse of the real estate market beginning in late 2007, and the impact of declining real estate values on our mortgage investments, our Board of Directors suspended the sale of Desert Capital REIT shares as of February 22, 2008.  As a result, CM Securities did not earn any sales commissions or marketing support fees for the twelve months ended December 31, 2010 and 2009.

Leases to Related Parties
We lease office space to CM Group and its affiliates under operating leases that are cancelable by either party on thirty days written notice.  Total rents received from related parties for the twelve months ended December 31, 2010 was $523,000.

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

Independence of Directors and Committee Members
The board has determined that each of the following directors has no material relationship with us (either directly or as a partner, stockholder or officer of an organization that has a relationship with us) and is independent within the meaning of NYSE director independence standards, as currently in effect: Messrs. George and Gustafson.  The board has determined that Mr. Parriott and Ms. Riffe are not independent directors within the meaning of the NYSE director independence standards. Furthermore, the board has determined that each of the members of each of the audit, compensation and governance and nominating committees has no material relationship with us (either directly as a partner, stockholder or officer of an organization that has a relationship with us) and is independent within the meaning of the NYSE’s director independence standards.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees billed to us for the fiscal years ended December 31, 2010 and 2009 are set forth below.

	2010	2009
Audit Fees (a)
Hancock Askew & Co. LLP	$235,927	$256,438
Audit-Related Fees (b)
Eide Bailly LLP	1,950	2,500
Tax Fees (c)
Hancock Askew & Co. LLP	950	5,300
Total	$238,827	$264,238

(a)
Fees for audit services billed in 2010 and 2009 consisted of audit of the Company's annual financial statements, reviews of the Company's quarterly financial statements, consents and other services related to SEC matters.

(b)	Fees for audit-related services from Eide Bailly billed in 2010 and 2009 consisted of services related to historical matters.
(c)	Fees for tax-related services billed in 2010 and 2009 consisted of services that are reasonably related to the preparation of the tax returns of our taxable subsidiaries.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. The following financial statements and schedules are filed as part of this report:

Report of the Independent Registered Public Accounting Firm	Page 31
Consolidated Balance Sheets - December 31, 2010 and 2009	Page 32
Consolidated Statements of Operations - Years ended December 31, 2010, 2009 and 2008	Page 33
Consolidated Statements of Changes in Stockholders’ Equity - Years ended December 31, 2010, 2009 and 2008	Page 34
Statements of Cash Flows - Year ended December 31, 2010, 2009 and 2008	Page 35
Notes to Financial Statements	Page 37

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(b) Exhibits

2.1	Unit Purchase Agreement (included as Exhibit 2.1 to the Registrant’s Form 8-K filed on November 16, 2004 and incorporated herein by reference)

3.1	Third Amended and Restated Articles of Incorporation (included as exhibit 3.1 to the Registrant’s Form 10-K filed on March 31, 2008 and incorporated herein by reference).

3.2	Bylaws of the Company (included as Exhibit 3.2 to the Registrant’s Registration Statement on Form S-11 (File No. 333-111643) (the “Registration Statement”) and incorporated herein by reference).

4.1	Form of Common Stock certificate (included as Exhibit 4.1 to Amendment No. 2 to the Registration Statement and incorporated herein by reference).

4.2*	Amended and Restated Limited Right of Redemption Upon Death of a Stockholder by the Estate of the Stockholder Plan adopted November 13, 2009.

10.1	Form of Indemnity Agreement (included as Exhibit 10.3 to Amendment No. 6 to the Registration Statement and incorporated herein by reference).

10.2+	2004 Stock Incentive Plan (included as Exhibit 10.8 to Form 10-K/A filed on November 1, 2006 and incorporated herein by reference).

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

10.6
Loan Agreement, dated as of November 21, 2007, between CM Capital Services, LLC and Desert Capital TRS, Inc. (included as Exhibit 10.12 to the Registrant’s Form 10-K filed on March 31, 2008 and incorporated herein by reference).

10.7
Promissory Note, dated as of November 21, 2007, issued by Consolidated Mortgage, LLC to Desert Capital TRS, Inc.  (included as Exhibit 10.13 to the Registrant’s Form 10-K filed on March 31, 2008 and incorporated herein by reference).

10.8
Loan Origination Agreement, dated as of November 21, 2007, among Desert Capital REIT, Inc., Consolidated Mortgage, LLC and Sandstone Equity Investors, LLC (included as Exhibit 10.14 to the Registrant’s Form 10-K filed on March 31, 2008 and incorporated herein by reference).

10.9
Advisory Agreement, dated as of November 21, 2007, between Desert Capital REIT, Inc. and Sandstone Equity Investors, LLC (included as Exhibit 10.15 to the Registrant’s Form 10-K filed on March 31, 2008 and incorporated herein by reference).

10.10
Unit Pledge Agreement, dated as of November 21, 2007, between Desert Capital TRS, Inc. and Sandstone Equity Investors, LLC (included as Exhibit 10.16 to the Registrant’s Form 10-K filed on March 31, 2008 and incorporated herein by reference).

10.11
Agreement Regarding Incentive Payment, dated as of November 21, 2007, between Desert Capital REIT, Inc. and Burton Management Company, Ltd.(included as Exhibit 10.17 to the Registrant’s Form 10-K filed on March 31, 2008 and incorporated herein by reference).

10.12
Second Supplemental Indenture, dated as of June 6, 2008, between Desert Capital REIT, Inc., and the Bank of New York Trust Company National Association (as successor to JPMorgan Chase Bank, National Association), as Trustee (included as Exhibit 10.1 to the Registrant’s Form 8-K filed on June 12, 2008 and incorporated herein by reference).

10.13
First Amendment to Loan Agreement, dated November 11, 2008, between Desert Capital TRS, Inc. and Consolidated Mortgage, LLC. (included as Exhibit 10.19 to the Registrant’s Form 10-K filed on March 31, 2009 and incorporated herein by reference).

10.14
Modification of Note, dated November 11, 2008, between Desert Capital TRS, Inc. and Consolidated Mortgage, LLC.  . (included as Exhibit 10.20 to the Registrant’s Form 10-K filed on March 31, 2009 and incorporated herein by reference).

10.15
Guaranty, dated September 17, 2007, executed by Desert Capital REIT, Inc. for the benefit of the beneficiaries named therein.  (included as Exhibit 10.21 to the Registrant’s Form 10-K filed on March 31, 2009 and incorporated herein by reference).

10.16
Lease Agreement, dated effective as of November 16, 2009 between 3MO, LLC and Vegas Valley Food & Beverage, LLC. (included as Exhibit 10.16 to the Registrant’s Form 10-K filed on March 31, 2009 and incorporated herein by reference).

10.17
Asset Management Agreement dated February 19, 2010 between Desert Capital REIT, Inc. and CM Capital Services, LLC. (included as Exhibit 10.17 to the Registrant’s Form 10-K filed on March 31, 2009 and incorporated herein by reference).

10.18	Standstill agreement, dated March 8, 2010, between Desert Capital REIT, Inc. and Taberna Capital Management, LLC, as the collateral manager for various CDO vehicles (included as Exhibit 10.1 to the Registrant’s Form 8-K filed on March 12, 2010 and incorporated herein by reference.

10.19	Forbearance Agreement, dated as of June 11, 2010, but effective as of June 23, 2010 among Desert Capital REIT, Inc. and the lenders named therein (included as Exhibit 10.1 to the Registrant’s Form 8-K filed on July 7, 2010 and incorporated herein by reference).

10.20	Forbearance Agreement, dated June 15, 2010, among Desert Capital REIT, Inc., CM Capital Services, LLC and CM Group, LLC (included as Exhibit 10.1 to the Registrant’s Form 10-Q filed on August 12, 2010 and incorporated herein by reference).

21.1*	List of Subsidiaries

31.1*	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*Filed herewith	**Furnished herewith	+Compensation Plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Henderson, State of Nevada, on this 18th day of March, 2011.

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

SIGNATURES	TITLE	DATE
/s/Todd B. Parriott Todd B. Parriott	Chief Executive Officer, President, Chief Investment Officer and Chairman of the Board (Principal Executive Officer)	March 18, 2011
/s/Stacy M. Riffe Stacy M. Riffe	Chief Financial Officer (Principal Financial and Accounting Officer)	March 18, 2011
/s/James L. George James L. George	Director	March 18, 2011
/s/Tom Gustafson Tom Gustafson	Director	March 18, 2011