Form 10-Q
period 2011-05-10
DESERT CAPITAL REIT INC
filed 2011-05-11
CIK 1274055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
 (Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

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

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of May 10, 2011 was 16,849,954.

Part I. Financial Information
DESERT CAPITAL REIT, INC.
Consolidated Balance Sheets
(in thousands, except share amounts)

	March 31,	December 31,
	2011	2010
	(unaudited)
ASSETS
Mortgage investments - net of allowance for loan losses of $671 at
March 31, 2011 and $761 at December 31, 2010	$5,538	$5,379
Real estate owned	3,318	3,318
Investments in real estate	3,425	4,310
Buildings and equipment - net	8,080	8,219
Land	2,894	2,894
Cash and cash equivalents	1,038	1,733
Interest receivable	27	25
Deferred costs	125	266
Other investments	-	928
Prepaid default costs	122	176
Accounts receivable - net of allowance for doubtful accounts of $87 at	86	23
March 31, 2011 and zero at December 31, 2010
Other assets	496	274

Total assets	$25,149	$27,545

LIABILITIES AND STOCKHOLDERS' DEFICIT
Notes payable	$7,572	$7,462
Mortgages payable	5,867	5,934
Junior subordinated notes payable	30,000	30,928
Management and servicing fees payable, related party	33	22
Accounts payable and accrued expenses	1,906	1,453
Federal income tax liability	3,368	3,368
Contingent liability on guarantee	4,731	4,731
Shares subject to redemption	2,201	2,201

Total liabilities	55,678	56,099

Commitments and Contingencies - Note 12

Preferred stock, $0.01 par value: 15,000,000 shares authorized, none outstanding	-	-
Common stock, $0.01 par value: 100,000,000 shares authorized; 16,849,954 shares
issued and outstanding	169	169
Additional paid-in capital	163,556	163,556
Accumulated deficit	(194,339)	(192,392)

Deficit available to common stockholders	(30,614)	(28,667)

Noncontrolling interests	85	113
Total stockholders' deficit	(30,529)	(28,554)

Total liabilities and stockholders' deficit	$25,149	$27,545

The accompanying notes are an integral part of these consolidated financial statements.

DESERT CAPITAL REIT, INC.
Consolidated Statements of Operations
(in thousands, except share amounts)

	Three Months Ended March 31,
	2011	2010
	(unaudited)	(unaudited)
INTEREST INCOME:
Mortgage investments	$80	$77
Other interest	-	222
Total interest income	80	299

Interest expense	729	915

Net interest loss	(649)	(616)
Recoveries of loan losses	(90)	(535)
Net interest loss after provision for loan losses	(559)	(81)

NON-INTEREST INCOME:
Net gain on sales of real estate owned and real estate
investments	35	-
Rental income	216	316
Total non-interest income	251	316

NON-INTEREST EXPENSE:
Impairments of real estate	28	952
Equity in loss of unconsolidated real estate investments	271	845
Management and servicing fees	253	501
Professional fees	483	740
Insurance	163	179
Depreciation	139	171
Property taxes	68	184
Other	262	166
Total non-interest expense	1,667	3,738

Loss from continuing operations before taxes	(1,975)	(3,503)

Income tax expense	-	128
Net loss from continuing operations	(1,975)	(3,631)

Less: Net loss attributable to noncontrolling interests	28	791

Net loss attributable to common stockholders	$(1,947)	$(2,840)

Net loss per share - basic and diluted	$(0.12)	$(0.17)

Weighted average outstanding shares - basic and diluted	16,849,954	16,849,954

The accompanying notes are an integral part of these consolidated financial statements.

DESERT CAPITAL REIT, INC.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)
	Three Months Ended
	March 31,
	2011	2010
OPERATING ACTIVITIES
Net loss	$(1,975)	$(3,631)
Adjustments to reconcile net loss to net cash used in
operating activities:
Gain on sales of real estate	(35)	-
Depreciation and amortization	280	281
Provision for loan loss	(90)	(535)
Impairments of real estate	28	952
Equity in loss of unconsolidated real estate investments	271	845
Net change in:
Interest receivable	(2)	(144)
Other assets	(231)	295
Accrued and other liabilities	685	(215)

Net cash used in operating activities	(1,069)	(2,152)

INVESTING ACTIVITIES
Investment in real estate mortgages	(300)	-
Proceeds from repayments of real estate mortgages	231	-
Proceeds from sales of equity investments in real estate	-	133
Proceeds from sale of real estate owned and investments in real estate	621	517
Acquisition of building and equipment	-	(37)

Net cash provided by investing activities	552	613

FINANCING ACTIVITIES
Proceeds from notes payable	-	1,000
Repayments of notes payable	(111)	-
Principal increases on mortgage loan	-	208
Principal repayments of mortgage loan	(67)	(87)
Deferred financing costs	-	(51)

Net cash (used in) provided by financing activities	(178)	1,070

Net increase in cash and cash equivalents	(695)	(469)
Cash and cash equivalents at beginning of period	1,733	553
Cash and cash equivalents at end of period	$1,038	$84

Supplemental disclosure of cash flow information:
Cash paid for interest	$380	$2,989
Foreclosed assets acquired in exchange for loans, net of impairments	-	1,432

The accompanying notes are an integral part of these consolidated financial statements.

Desert Capital REIT, INC.
Condensed Notes to Unaudited Consolidated Financial Statements
March 31, 2011

Note 1 - Organization
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

In late 2007, we began experiencing a significant level of borrower defaults, and in 2008 and 2009 virtually all our borrowers defaulted on their loans with us.  As of March 31, 2011, we had foreclosed on the property underlying our original mortgage loans on all but three loans.  Due to the development stage of the properties at the time of foreclosure, which was primarily undeveloped or partially developed land, none of these properties  are income producing and many have significant operating costs such as property taxes.  The combination of significantly reduced interest income from performing loans, increased costs related to the ownership of non-income producing property, ongoing day-to-day operating costs of the Company, and the depressed real estate market, has had a materially adverse impact on our financial condition and has severely impacted our ability to conduct business as originally intended. With limited revenue from our investment portfolio, we have been forced to incur debt and sell properties as needed to generate operating capital and fund debt payments.

When we began our investment strategy in 2004, we stated our intent to either list our stock on a national exchange or begin the liquidation of our portfolio by December 2011.  Due to the collapse of the real estate market beginning in late 2007 and continuing into 2011, our business strategy, which was to invest in performing mortgage loans on a continuous basis, was cut short due to our lack of capital.  We have been unable to make significant investments in mortgages since early 2008, and our investment portfolio of mortgage loans that existed at that time has been substantially foreclosed, resulting in a portfolio of real estate investments that are non-income producing and are valued at amounts significantly less than the original loan amounts.  Given the financial condition of the Company, listing our stock on a national exchange is no longer a viable consideration.  At this time, we are in the process of liquidating our assets as needed for liquidity purposes, or when we receive offers that are attractive in this market environment.  On April 29, 2011, a petition for involuntary Chapter 11 bankruptcy was filed against us by certain of our creditors. Under the involuntary petition, a Trustee has not been requested or appointed.  Once we are served with a summons and citation for the involuntary petition, we will have twenty days to file an answer to the petition, during which time we will continue to operate our business.

We are externally managed by CM Group (our “Advisor”).  CM Group’s majority owner is Todd Parriott, our CEO.  See Note 10 – Related Parties.  We manage our business as a single business segment.

We qualified as a REIT under the Internal Revenue Code commencing with our taxable year ended December 31, 2004 and expect to continue to qualify for the current fiscal year.

References herein to “we,” “us,” “our” or “Company” refer to Desert Capital REIT, Inc. and its subsidiaries unless the context specifically requires otherwise.

Basis of Presentation
The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and rules of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the financial statements and the related management's discussion and analysis of financial condition and results of operations filed on Form 10-K for the fiscal year ended December 31, 2010.  In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  The results of operations for the three months ended March 31, 2011 are not necessarily indicative of results that may be expected for the entire year ending December 31, 2011.  The consolidated balance sheet at December 31, 2010 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

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

Our interest in Desert Capital TRS Statutory Trust I, a trust formed for the purpose of issuing trust preferred securities, is accounted for using the equity method and the assets and liabilities are not consolidated into our financial statements due to our determination that Desert Capital TRS Statutory Trust I is a variable interest entity in which we are not the primary beneficiary.  In addition we use the equity method to account for other investments in real estate developments and ventures for which we have 50% or less of the voting control and the ability to exercise significant influence over operating and financial policies, but do not control.  We use the cost method to account for investments in real estate developments for which we have less than 20% ownership and we do not exercise significant influence.

Reclassifications
Certain reclassifications have been made in the presentation of the three months ended March 31, 2010 consolidated financial statements, specifically within the consolidated statements of cash flows within the caption “Proceeds from notes payable.” The reclassification was made to reflect such items consistent with our 2011 presentation and had no impact on our, net income, stockholder’s equity, or balance sheets as previously reported.

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

 Investments in Real Estate
Certain real estate assets acquired through foreclosure are being held for investment or have been contributed to operating real estate investment ventures with investors/developers who provide additional financing, development expertise and operational management expertise.  We evaluate our investments in real estate on a regular basis to determine if any events have occurred that impact the accounting for investments or are indicators of impairment.

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

Entities that issue trust preferred securities are considered VIEs. However, it is not appropriate to consolidate these entities as equity interests are considered variable interests only to the extent that the investment is considered to be at risk. Since our investments were funded by the entities that issued the trust preferred securities, they are not considered to be at risk.

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

Note 3 - Mortgage Investments
Mortgage investments represent first lien positions on acquisition and development, construction and commercial property loans. As of March 31, 2011 all of our loans had fixed interest rates and provided for payment of interest only with a “balloon” payment of principal payable in full at the end of the loan term.

The following table represents our mortgage investments (dollars in thousands):

	March 31, 2011
Loan Type	Number of Loans	Balance	Allowance for Loan Losses	Net Balance	Weighted Average Interest Rate		Portfolio Percentage
Acquisition and development loans	2	$6,140	$(671)	$5,469	5.0%	(1)	98.9%
Construction loans	1	69	-	69	12.3%		1.1%
Total mortgage investments	3	$6,209	$(671)	$5,538	5.1%		100.0%

	December 31, 2010
Loan Type	Number of Loans	Balance	Allowance for Loan Losses	Net Balance	Weighted Average Interest Rate		Portfolio Percentage
Acquisition and development loans	2	$6,140	$(761)	$5,379	5.0%	(1)	100.0%
Total mortgage investments	2	$6,140	$(761)	$5,379	5.0%		100.0%

	(1) Represents the stated rate of the loan, as modified

The following table presents our mortgage investments by geographic location (dollars in thousands):

	March 31, 2011				December 31, 2010
Location	Balance	Allowance for loan losses	Net Balance	Original Balance Portfolio Percentage	Balance	Allowance for loan losses	Net Balance	Original Balance Portfolio Percentage
Arizona	$6,140	$(671)	$5,469	98.9%	$6,140	$(761)	$5,379	100.0%
Utah	69	-	69	1.1%	-	-	-	0.0%
	$6,209	$(671)	$5,538	100.0%	$6,140	$(761)	$5,379	100.0%

The following table presents details on performing, non-performing and impaired loans and related allowance for loan losses as of March 31, 2011 and December 31, 2010 (dollars in thousands):

	March 31, 2011		December 31, 2010
	Number of Loans	Balance	Number of Loans	Balance

Performing loans without a related allowance	1	$69	-	-

Performing loans with a related allowance	2	6,140	2	6,140
Related allowance for loan losses on performing loans	-	(671)	-	(761)
Total perorming loans with a related allowance	2	5,469	2	5,379
Total loans	3	$5,538	2	$5,379

Interest income recognized on non-performing loans and loans accounted for as troubled debt restructures for the three months ended March 31, 2011 and 2010 was $77,000.

During the three months ended March 31, 2011 we funded a loan for $300,000 with cash proceeds received from sales of real estate investments. At March 31, 2011, $231,000 of the balance had been repaid to us with interest and a balance of $69,000 remained.

During the three months ended March 31, 2010, we foreclosed on properties with a fair value of $1.4 million which were comprised of loans with aggregate original balances of $2.9 million.  We transferred $1.4 million to real estate owned and $7,000 to investments in real estate.

At March 31, 2011 and December 31, 2010, we had restructured loans in our portfolio of $6.1 million and have provided allowance for loan losses of $671,000 and $761,000 respectively.

The following is a roll forward of the allowance for loan losses for the three months ended March 31, 2011 and 2010, and the year ended December 31, 2010 (dollars in thousands):

	Three Months Ended		Year Ended
	March 31,	March 31,	December 31,
	2011	2010	2010
Balance, beginning	$761	$6,669	$6,669
Provision for loan loss	-	-	2,207
Accretion of troubled debt restructure loans	(90)	(464)	(884)
Amounts charged off	-	-	(3,260)
Transfers to real estate owned	-	(1,516)	(3,971)
Balance, ending	$671	$4,689	$761

Note 4 – Real Estate Owned
We did not foreclose on any properties and did not sell any real estate owned properties during the first quarter 2011.  During the first quarter 2010, properties with aggregate original balances of $2.9 million were foreclosed and classified as real estate owned.  These properties had a fair value of $1.4 million at the time of foreclosure.  We recognized impairments of $423,000 during the three months ended March 31, 2010 and disposed of real estate owned with a carrying value of $517,000 for cash proceeds of $517,000, resulting in no gain or loss on the sale.

The following is a summary of the carrying value of our real estate owned as of March 31, 2011 and December 31, 2010 (dollars in thousands):

		March 31,	December 31,
Description	Location	2011	2010
Undeveloped land	TX, MO	$2,125	$2,125
Single family residential lots	MO	1,193	1,193
Total		$3,318	$3,318

Note 5 – Investments in Real Estate
  Cost Method Investments
As of March 31, 2011 and December 31, 2010, we had $159,000 in real estate investments that we accounted for under the cost method.  During the first quarter 2010, we foreclosed on the collateral securing loans with a carrying value of $7,000 and classified the assets as cost method investments.  We concluded that our share of certain losses within the LLCs was other than temporary resulting in impairments of $28,000 and $24,000 for the three months ended March 31, 2011 and March 31, 2010, respectively.

Equity Method Investments
We held zero and $227,000 in other real estate investments that we accounted for under the equity method of accounting at March 31, 2011 and December 31, 2010, respectively.  During the three months ended March 31, 2011 and March 31, 2010, we recognized a loss on our equity in these real estate investments of $227,000 and $42,000, respectively, due to our share of certain losses within the LLCs.  We also sold property with a carrying value of $53,000 for cash proceeds of $53,000 resulting in no gain or loss on sale during the three months ended March 31, 2010.

Equity Method Joint Ventures
We are currently engaged in two joint venture agreements with a third-party homebuilder for the construction of single family homes in Las Vegas, Nevada.   These ventures, to which we contributed real estate that we had acquired through foreclosure, are accounted for under the equity method of accounting.  Our venture partner manages the operations of the joint ventures.  All major decisions require the approval of both joint venture partners, and voting rights and the sharing of profits and losses are in proportion to the ownership percentages of each joint venture partner.  We have no responsibility to provide additional funding to the ventures.  Additional funding for the construction of homes and sales of such will be provided by our venture partner or incurred by the joint venture.  Our share of losses is limited to the value of the lots contributed.

The carrying value of the joint ventures, net of impairments, at March 31, 2011 and December 31, 2010 was $774,000.  During the three months ended March 31, 2010, two homes were constructed and sold to homeowners and we received consideration of $80,000 from these sales.  For the three months ended March 31, 2011 and March 31, 2010, we recognized a loss in our equity in these real estate investments of $44,000 and $803,000, respectively, a direct result of our share of losses within the ventures.

Fully Consolidated Investments
At March 31, 2011 and December 31, 2010, we held $2.5 million and $3.1 million, respectively, in fully consolidated real estate investments.  As a direct result of the changes in our estimate of the fair value of the underlying properties, we recognized impairments on fully consolidated real estate investments of $505,000 during the three months ended March 31, 2010.  During three months ended 2011, we sold property for cash proceeds of $621,000 resulting in a $35,000 gain on sale for the three months ended March 31, 2011.

We have consolidated the equity and net operating income and expenses of six entities in which we have more than 50% ownership.   At March 31, 2011, our noncontrolling interests were between 7% and 36% had a carrying value of $365,000.

The following provides a summary of the changes in investments in real estate during the three months ended March 31, 2011 (dollars in thousands):

	Fully		Other Equity
	Consolidated	Equity Method	Method	Cost Method
	Investments	Joint Ventures	Investments	Investments	Total
Balance December 31, 2010	$3,078	$818	$227	$187	$4,310
Sales of real estate investments	(586)	-	-	-	(586)
Impairments on real estate investments	-	-	-	(28)	(28)
Equity in loss on real estate investments	-	(44)	(227)	-	(271)
Balance March 31, 2011	$2,492	$774	$-	$159	$3,425

The following is a summary of our investments in real estate at March 31, 2011 and December 31, 2010 (dollars in thousands):

Description	Location	March 31, 2011	December 31, 2010
Undeveloped land	NV, AZ, CA	$2,153	$2,378
Single family residential lots	NV	796	840
Office building	NV	106	722
Other	NV	370	370
Total		$3,425	$4,310

At March 31, 2011, our investments in real estate were held in 25 limited liability companies, and our ownership percentage ranged from negligible to 100%.

Investments in Variable Interest Entities
As discussed further in Note 13, we previously held a 37.6% equity investment in Warm Jones, LLC (Warm Jones) and have guaranteed a $13.7 million first lien mortgage loan that was borrowed by Warm Jones.  In addition, Warm Jones borrowed an additional $2.6 million, the proceeds of which were used to pay 12 months of interest on the first and second lien loans, and carrying costs associated with the property.  Both loans have matured and are in default.   During the fourth quarter 2010, our equity investment in Warm Jones was eliminated, a result of the foreclosure by the second lien holders; however we continue to carry a liability related to the guaranty which we have estimated to be $4.7 million at both March 31, 2011 and December 31, 2010.  The estimated value is based upon, among other things, our estimate of the fair value of the underlying property, net of costs to sell.

We determined that Warm Jones was a VIE under applicable accounting standards; however, we determined that we are not the primary beneficiary.  Our equity investment was eliminated in the fourth quarter 2010.  Although we have, as a result of the guarantee, the requirement to absorb losses that could be significant to the VIE, we do not have the power to direct the matters that most significantly impact the activities of the LLC, including the management and operations of the property owned by the LLC and disposal rights with respect to the property. Such rights and power are held by the first lien holder.

Note 6 - Stock Based Compensation
The Board of Directors adopted the 2004 Stock Incentive Plan of Desert Capital REIT, Inc. (the “Plan”), and we have reserved 1,000,000 shares of common stock for issuance under the Plan.  There was no restricted stock expense for the three months ended March 31, 2011 and March 31, 2010.

Note 7 – Loss per Share
Basic loss per share includes no dilution and is calculated by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding during each period. Diluted loss per share reflects the potential dilution of securities that could share in the earnings or losses of the entity.  Due to the net loss in all periods presented, the calculation of diluted per share amounts would create an anti-dilutive result and therefore is not presented. As of March 31, 2011 and December 31, 2010, there were no unvested shares outstanding under our stock incentive plan.

The following table shows loss attributable to common stockholders (dollars and shares in thousands):

	For the three months ended
	March 31,
	2011	2010
Net loss attributable to common stockholders	$(1,947)	$(2,840)
Weighted average number of common shares
outstanding basic and diluted	16,850	16,850
Basic and diluted loss per common share	$(0.12)	$(0.17)

Note 8 – Dividends and Redemption Requests
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

Upon the death of a stockholder, at the option of the stockholder’s estate, the estate has a limited right of redemption with respect to the common stock.  This right of redemption, for the redemption requests received by March 31, 2011, has been accounted for as a liability.  At March 31, 2011, we had redemption requests of 276,000 shares of common stock totaling $2.2 million.

Note 9 – Debt
Notes Payable
At March 31, 2011 and December 31, 2010, notes payable included debt agreements totaling $1.9 million and $1.8 million, respectively, net of interest reserves with a balance of $125,000 and $167,000 at March 31, 2011 and December 31, 2010, respectively, which have been reflected as a reduction in the note balances.  Interest is accrued and paid on the principal amount of the notes, or $2.0 million at March 31, 2011 and December 31, 2010.  The interest rates on these notes range from 10% to 13%, and payments are made monthly from the interest reserve account with a balloon payment of the principal balance due at maturity.  The debt is collateralized by certain of our real estate investments with a carrying value at March 31, 2011 of $2.2 million.  The proceeds from the notes, less closing costs, funding of the interest reserves and other fees, were disbursed to our affiliate, CM Capital and classified as prepaid default costs on our balance sheets, and at March 31, 2011 and December 31, 2010, the balance of the prepaid default costs was $122,000 and $176,000, respectively, and will be used for the payment of ownership costs, such as property taxes and legal fees, and servicing and property management fees to our related party loan servicer and property manager, CM Capital.   Notes payable with a carrying balance of $369,000 were in default as of March 31, 2011.  We have not paid interest during the time the note has been in default and we expect the first lienholders to foreclose on the properties, thus eliminating our interest in the real estate investment.  The underlying real estate serves as recourse for this debt.

In November 2007, we assumed a first lien mortgage payable to a bank upon foreclosure of a 10,330 square foot office building in Houston, Texas.  In July 2010, we entered into a settlement agreement with the bank whereby the bank took title to the property at an agreed upon value of $1.3 million, and we entered into a new promissory note for the remaining balance of $331,000.  At the time of the settlement, the loan had an outstanding principal balance of $1.6 million and the property had a carrying value of $1.2 million.  The new note bears an annual interest rate of 6% with a maturity date of June 2011.  Principal and interest payments are made monthly and as of March 31, 2011 and December 31, 2010, the principal balance on this note was $83,000 and $194,000, respectively.

We had a $5.0 million note secured by the land and building of 3MO, LLC, a property foreclosed upon in 2009.   The annual interest rate on this note was 11.25%.    In September 2010, this note was refinanced and increased to a $6.0 million note payable secured by the land and building of 3MO, LLC.   CM Capital was our loan originator and servicer on this note for which we paid origination and servicing fees of $51,000 during 2010 relating to the $1.0 million increase. The refinanced note bears interest at an annual rate of 12.00% and matures in September 2011.   CM Capital was also our loan servicer on this note for which we paid servicing fees of $180,000.  We funded interest reserves related to the $6.0 million note payable, and the remaining balance of interest reserves was $400,000 and $579,000 at March 31, 2011 and December 31, 2010, respectively.  The net note balance at March 31, 2011 and December 31, 2010 was $5.6 million and $5.4 million, respectively.

The following table presents a summary of our notes payable (dollars in thousands):

		December 31, 2010			2011 Activity			March 31, 2011
Interest Rate	Maturity Date	Note Balance	Interest Reserves	Carrying Balance	Principal Advances	Principal Payoffs	Net Interest Reserve Payments (Fundings)	Note Balance	Interest Reserves	Carrying Balance
11%	December 2010	$369	$-	$369	$-	$-	$-	$369	$-	$369
11%	August 2011	226	(18)	208	-	-	6	226	(12)	214
11-13%	December 2011	1,169	(149)	1,020	-	-	36	1,169	(113)	1,056
10%	June 2012	250	-	250	-	-	-	250	-	250
Subtotal Notes Payable		2,014	(167)	1,847	-	-	42	2,014	(125)	1,889

6%	June 2011	194	-	194	-	(111)	-	83	-	83
12%	September 2011	6,000	(579)	5,421	-	-	179	6,000	(400)	5,600
Total Notes Payable		$8,208	$(746)	$7,462	$-	$(111)	$221	$8,097	$(525)	$7,572

Mortgage Loan Payable
We have a mortgage loan from a bank with an outstanding principal balance of $5.9 million as of March 31, 2011 and December 31, 2010, which is secured by our office building in Henderson, Nevada.  The loan bears interest at a rate equal to the prime rate, with a floor of 6.75% and a ceiling of 7.75%. Principal and interest are payable monthly and the note matures in 2026, with no prepayment penalty. The interest rate on March 31, 2011 was 6.75%.

The mortgage note is collateralized by the Henderson, Nevada office building, and both Desert Capital REIT and Desert Capital TRS have guaranteed the debt in the event of nonpayment or in the event that the value of the building is not sufficient to cover the outstanding mortgage debt.  Based on a recent appraisal, the market value of the building is less than the outstanding mortgage balance; therefore, the bank has the ability to declare the entire principal balance of the note immediately due and payable.  We are in discussions with the bank due to our default of certain financial covenants but have not received a formal notice of default.  In December 2010, we recorded an impairment of $3.3 million related to the land and office building, which resulted in a carrying value of $4.8 million, or $1.2 million below that of the outstanding debt balance.  Our determination of carrying value was based on the current value of tenant leases.

Junior Subordinated Notes Payable
In June 2006, we issued $30.0 million in unsecured trust preferred securities through a Delaware statutory trust, Desert Capital TRS Statutory Trust I, which is our wholly-owned subsidiary.  The securities bear interest at a floating rate based on the three-month LIBOR plus 400 basis points, which resets each calendar quarter, and was 4.31% on March 31, 2011 and 4.30% at December 31, 2010.  The trust preferred securities require quarterly interest distributions. The trust preferred securities had an original maturity of July 2036.

Desert Capital TRS Statutory Trust I issued $928,000 aggregate liquidation amount of common securities, representing 100% of the voting common stock of the Statutory Trust to us. Due to the status of the notes, we impaired our investment in the Statutory Trust to zero in the first quarter 2011.The Statutory Trust used the proceeds from the sale of the trust preferred securities and the common securities to purchase our junior subordinated notes.  The terms of the junior subordinated notes match the terms of the trust preferred securities.  The notes are subordinate and junior in right of payment to all present and future senior indebtedness and certain other of our financial obligations.

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

In March 2010, we entered into a standstill agreement with the holders of the trust preferred securities pursuant to which such holders  agreed not to exercise any rights or remedies against us to enforce the agreements or collect the debt in exchange for (i) payment of the interest payments due October 31, 2009 in the amount of $344,000 within one business day following our receipt of the executed standstill agreement, which we paid on March 9, 2010, (ii) payment of  the interest payment due January 31, 2010 in the amount of $328,000 on or before March 31, 2010, which we paid on March 31, 2010 and (iii)  continued payment of the quarterly interest payments due under the junior subordinated notes in accordance with the terms of the junior subordinated indenture, including our April 30, 2010 and July 30, 2010 payments, which we paid. We did not make our October 30, 2010 payment prior to the expiration of the 30 day grace period; therefore, we are no longer in compliance with the standstill agreement.  We have been in discussions with the holders of the trust preferred securities; however, such discussions stalled in February 2011, and in February, 2011, we received notice that the holders of $25.0 million of the trust preferred securities had filed a lawsuit against us for collection of the debt.   On April 29, 2011, a petition for involuntary Chapter 11 bankruptcy was filed against us by certain of our creditors, including the holders of our trust preferred securities. Once we are served with a summons and citation for the involuntary petition, we will have twenty days to file an answer to the petition, during which time we will continue to operate our business.  At March 31, 2011 and December 31, 2010, interest payable on the securities was $933,000 and $589,000, respectively.

Note 10 - Related Parties
CM Group is our Advisor and oversees our day-to-day operations including asset, liability and capital management. In lieu of paying salaries to officers, we compensate our Advisor pursuant to an advisory agreement that entitles it to first-tier management compensation, second-tier management compensation, and reimbursement of expenses.  The majority owner of our Advisor is also our chief executive officer. The annual first-tier management compensation is 1% of the first $200 million of gross average invested assets plus 0.8% of the gross average invested assets in excess of $200 million, to be paid quarterly.   The first-tier management compensation for the three months ended March 31, 2011 and March 31, 2010 was $192,000 and $339,000, respectively, and zero remained payable at March 31, 2011.   No second-tier compensation was paid for the three months ended March 31, 2011 or 2010.

In February 2011, we entered into an agreement with CM Group, pursuant to the terms of the Advisory Agreement, and, to protect our interest in CM Capital, agreed to prepay first-tier management compensation to CM Group in the amount of $215,000, which we paid in February 2011.  The balance of this prepaid first-tier management compensation was $132,000 at March 31, 2011.

During 2008, the composition of our investment portfolio changed dramatically from a performing loan portfolio to a defaulted loan and foreclosed property portfolio. With the changing composition of our assets, the functions being performed by our Advisor, and to a larger degree, CM Capital, our loan originator and servicer, increased and changed significantly. CM Capital’s function as loan servicer has historically been to collect interest payments from the borrowers and to distribute interest payments to the investors.  As compensation for this service, the borrower would pay CM Capital a servicing fee. As the borrowers began defaulting on their loans, CM Capital was no longer able to collect the servicing fees on defaulted loans. At the same time, CM Capital began to perform more complex functions related to the defaulted loans and ultimately the foreclosed property, such as soliciting investor votes on the handling of defaulted loans, handling foreclosure proceedings, processing and paying carrying costs, negotiating with borrowers and builders, structuring joint venture agreements, selling property and designing and executing other workout strategies on behalf of the investors. In December 2008, CM Capital determined that it could no longer advance the carrying costs and workout and resolution costs related to the properties on which it had foreclosed on behalf of the investors, and sent a letter to the investors (owners) of the foreclosed properties giving the investors the option to assume the responsibility for their own asset management functions, or pay CM Capital to provide such services. DCR received such a letter, and in March 2009, agreed to have CM Capital provide asset management services on our behalf. In exchange for such services, we agreed to pay CM Capital servicing fees based on the following: a real estate owned processing fee upon the date of foreclosure in an amount not to exceed 5% of the outstanding loan balance on the date of default, of which 1% is due and payable upon the transfer of title and the remainder is due upon the sale or other disposition of the property plus a yearly servicing fee of either 1% of the original loan balance if the workout strategy is considered simple or 2% of the original loan balance if the workout strategy is considered complex, calculated from the date of foreclosure. For the three months ended March 31, 2011 and March 31, 2010, these fees totaled $61,000 and $162,000, respectively, and were included in management and servicing fees in the consolidated statement of operations.  At March 31, 2011, $33,000 was payable and was included in management and servicing fees payable on the consolidated balance sheet.

To facilitate payment of certain carrying costs and servicing and property management fees, we leveraged certain assets. Each loan constituting a portion of the debt is secured by liens on the property whose costs and expenses are being financed by such loan. The outstanding principal balance on this debt was $2.0 million net of interest reserves of $125,000 at March 31, 2011.  Interest reserves of $125,000 and $167,000 related to the notes payable at March 31, 2011 and December 31, 2010, respectively, were being held in a trust account maintained with Preferred Trust Company, an entity partially owned by our Chief Executive Officer.  The proceeds, less closing costs, funding of the interest reserves and other fees were prepaid to our servicer, CM Capital, to be used for the payment of costs associated with being a land owner and servicing and property management fees payable to CM Capital.  The balance of the prepaid account at March 31, 2011 and December 31, 2010 was $122,000 and $176,000, respectively.

CM Capital was our loan originator and servicer on notes entered into and secured by the land and building of 3MO, LLC.  We paid CM Capital origination and servicing fees totaling $231,000 during 2010.  In addition we funded interest reserves related to this note payable for which the remaining balance was $400,000 at March 31, 2011.  The interest reserve is held in a trust account maintained with Preferred Trust Company, an entity partially owned by our Chief Executive Officer.  See also Note 9 – Debt.

In connection with our sale of CM Capital to our Advisor in 2007, we received a $15.5 million promissory note payable by CM Capital to our TRS.  During 2008, CM Capital was not in compliance with certain financial covenants contained in the loan agreement related to the $15.5 million promissory note payable to TRS and in October 2008, a special committee of the independent members of our Board of Directors and CM Capital agreed to modify the loan terms and as a result principal payments on the note were deferred for two years, and the interest rate was reduced from 9% to 6% per annum effective as of July 1, 2008.  Additionally, the working capital financial covenant was replaced with the requirement to maintain a cash balance of $250,000 at the end of each quarter, and the first measurement period for the fixed charge coverage ratio was moved from December 31, 2007 to December 31, 2008.  Based on the modified terms of the promissory note, the modification resulted in an impairment based on the present value of the expected future cash flows under the modified terms.  The modification was accounted for as a troubled debt restructure and resulted in an impairment of $2.1 million in 2008.  During 2010, a $70,000  recovery of the $2.1 million impairment was recorded due to the passage of time and the accompanying accretion of the restructure discount.  No recovery was recorded for the three months ended March 31, 2011.

During 2010, CM Capital continued to fail to comply with certain financial covenants contained in the loan agreement relating to our $15.5 million note receivable.   Our Board of Directors formed a special committee of our independent directors to review the financial covenants and negotiate a strategy to resolve the defaulted status of the loan as a result of CM Capital’s non compliance.  In June 2010, we entered into a forbearance agreement with CM Capital whereby we agreed to give CM Capital ninety days to address the covenant default on our $15.5 million note receivable.  Subsequent to June 30, 2010, the independent members of our Board of Directors agreed to extend the forbearance agreement for an additional 90 days, and to further evaluate the financial strength of CM Capital.  Due to the continued default, management determined that it was appropriate to record an impairment to the note receivable of $3.0 million as of June 30, 2010. CM Capital notified us in October 2010 that it would be discontinuing interest payments until it returned to profitability. In addition, under terms of the modified promissory note, CM Capital was to resume principal payments beginning on December 31, 2010.  CM Capital did not make the principal or interest payment on December 31, 2010, and, as of the date of this report, continues to be in default on its obligation to us.  As a result of this nonpayment, management assessed CM Capital’s current financial position and determined that it is unlikely CM Capital will be able to repay this note.   Based on this information, at December 31, 2010, we placed the note receivable on non performing status and recorded an additional impairment of $10.0 million, resulting in a full valuation allowance for the outstanding principal balance on the note.   The impairment does not reflect a change in the repayment terms of the note receivable or a reduction in the amount owed under the note receivable, and our Board of Directors is continuing to work with CM Capital on a resolution.  In March 2011, CM Capital surrendered its mortgage license to the State of Nevada and has indicated that it is winding down its operations.  At March 31, 2011 and December 31, 2010, the carrying value of the note receivable was zero, net of impairments.

We lease office space to CM Group and its affiliates under operating leases generally cancelable by either party on thirty days written notice.  Rental income received from related parties for the three months ended March 31, 2011 and March 31 2010 was $104,000 and $145,000, respectively.  At March 31, 2011, certain of our related party tenants were delinquent on rental payments totaling $74,000. Due to the financial condition of these affiliates, the receivable has been fully reserved at March 31, 2011.

In October 2010, we received a subpoena from the Securities and Exchange Commission requesting certain information pertaining to payments and transactions with our related party, CM Capital.  We have cooperated with the SEC with respect to the subpoena.

Note 11 - Fair Value of Financial Instruments
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

The following table summarizes the carrying values and the estimated fair values of financial instruments as of March 31, 2011 and December 31, 2010 (dollars in thousands):

	March 31, 2011		December 31, 2010
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$1,038	$1,038	$1,733	$1,733
Interest receivable	27	27	25	25
Mortgage investments - net	5,538	5,320	5,379	5,201

Financial liabilities:
Notes payable	7,572	7,519	7,462	7,360
Contingent liability on guarantee	4,731	4,731	4,731	4,731
Mortgage payable	5,867	5,465	5,934	5,512
Junior subordinated notes	30,928	-	30,928	5,379

We used the following methods and assumptions in estimating the fair value of each class of financial instrument:

●	Cash, cash equivalents: The carrying values of cash and short-term instruments approximate fair values.
●	Interest receivable: Carrying values approximate fair values due to their short term nature.
●
Mortgage investments-net:  At March 31, 2011 and December 31, 2010 the fair value of fixed rate loans currently classified as performing, was computed based on the probability of collection of the cash flow, a risk free rate of return on all estimated cash flows, the estimated realization of collateral based on recent history and the fixed interest rate of the loans.  Fair value inputs on performing and non-performing loans are considered Level 3.

●
Contingent liability on guarantee:  For March 31, 2011 and December 31, 2010 we based the fair value on the collateral value of the property underlying the guarantee, less carrying and settlement costs, factors that are considered Level 3 inputs.

●
Mortgage payable and notes payable:  For March 31, 2011 and December 31, 2010 our credit standing was taken into consideration, as well as the assigned collateral which was considered more than adequate, the estimated risk to the lender of the collateral to the loan balance and rates reflective of the current market environment, all of which were factors in the computation of fair value and were considered Level 3 inputs.

●
Junior subordinated notes:  Our junior subordinated notes do not trade in an active market and, therefore observable price quotations are not available.  In the absence of observable price quotations, at December 31, 2010, fair value was determined based on the fair value of the assets that might be available to settle the debt, which is a Level 3 input. At March 31, 2011, fair value was reevaluated with the knowledge that, on April 29, 2011, certain of our creditors, including the holders of the trust preferred securities, filed a petition for involuntary Chapter 11 bankruptcy against us, and, based on this, we determined that, as of the date of this filing, we do not have sufficient information to determine the amount, if any, the holder of the junior subordinated notes would receive.

We do not have any assets or liabilities that are measured at fair value on a recurring basis.  The following table presents our assets and liabilities that are measured at fair value on a nonrecurring basis at March 31, 2011 and December 31, 2010.  Level 1 and Level 2 data were not used in the fair value measure.

	Investments in	Real estate	Contingent liability
	real estate	owned	on guarantee	Total
Balance, December 31, 2010	$4,310	$3,318	$(4,731)	$2,897
Sales	(586)	-	-	(586)
Impairments and equity losses	(299)	-	-	(299)
Balance, March 31, 2011	$3,425	$3,318	$(4,731)	$2,012

Note 12 – Commitments and Contingencies
We previously invested $11.9 million in a subordinated mortgage loan, together with a group private investors.  Our investment represented approximately 37.6% of the total subordinated loan amount.  In May 2007, the borrower defaulted on both the first lien mortgage loan and our subordinated mortgage loan, and in July 2007, we formed a limited liability company, Warm Jones, LLC, to take title to the property through a deed-in-lieu of foreclosure.  Pursuant to the deed-in-lieu of foreclosure, our $11.9 million investment was converted from an interest in a subordinated loan to a 37.6% equity interest in Warm Jones, LLC, the new owner of the property.  To protect its interest in the property, in September 2007, Warm Jones, LLC borrowed approximately $13.7 million to refinance the first lien mortgage loan on the property for 12 months.  We agreed to guarantee the loan to protect our interest in the property.  Warm Jones borrowed an additional $2.6 million pursuant to a second lien mortgage loan, the proceeds of which were used to pay 12 months of interest on the first and second lien loans and the carrying costs associated with the ownership of the property.  The first lien loan matured in October 2008 and was subsequently modified to extend the maturity date to February 2010.  The second lien loan matured in October 2009.  Warm Jones failed to pay the second lien upon maturity and in January 2010 the second lien holders began foreclosure proceedings on the property, which caused us to lose our 37.6% equity interest in the property in November 2010.  The first lien loan also matured and is now fully due and payable.  To potentially limit our liability on the guarantee, we paid $137,000 of interest during the three months ended March 31, 2010 to the first lien lenders to keep the interest payments on the note current through February 2010.    In July 2010, we entered into a forbearance agreement with the first lienholders.  Pursuant to the forbearance agreement, the first lien lenders agreed to forbear from enforcing payment under the guarantee until June 2011 and agreed to waive all accrued and unpaid interest and all interest that accrues during the forbearance period, provided that the loan is repaid in full on or before June 2011.  Upon our execution of the forbearance agreement, we paid outstanding property taxes of $200,000 and are required to continue to pay the property taxes during the forbearance period.  We have paid an additional $102,000 in property taxes since our execution of the forbearance agreement.

On April 6, 2011, we received notice from the first lienholders asserting that an event of default had occurred under the forbearance agreement and deed of trust securing the loan as a result of a trustee’s sale of the collateral conducted pursuant to $2.6 million second position lien. The notice further stated that as a result of such sale, the first lienholder exercised its option to call the entire amount of the loan immediately due.   We have estimated our potential liability under the guarantee to be $4.7 million at March 31, 2011 and December 31, 2010, which is presented as a contingent liability on guarantee in our consolidated balance sheets.   The estimated liability was based on our estimated value of the shortfall between the outstanding balance due under the first lien loan, including accrued interest, and the estimated value of the property collateralizing the loan.  On April 29, 2011, a petition for involuntary Chapter 11 bankruptcy was filed against us by certain of our creditors, including the first lienholders. Once we are served with a summons and citation for the involuntary petition, we will have twenty days to file an answer to the petition, during which time we will continue to operate our business.

Desert Capital REIT and Desert Capital TRS are both currently under audit by the Internal Revenue Service for the years 2006, 2007 and 2009; these audits had not concluded as of March 31, 2011.   The Internal Revenue Service issued a notice of proposed adjustment (NOPA) which stipulates adjustments and assessments with respect to the audits related to certain deductions for compensation and directors fees for which deductions taken by us in those periods are being denied.   In addition, the proposed adjustments and assessments disallow other uncertain tax positions, including management fees paid to our Advisor during 2005, 2006 and 2007 of $5.2 million.  As a result, we recorded a tax liability, including penalties and interest, of $3.4 million at December 31, 2010, which remains unchanged at March 31, 2011.  We have filed our formal response with the IRS defending our position on the disallowed deductions but have not received a response.

Note 13 – Going Concern
The accompanying financial statements have been prepared in conformity with principles of accounting applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  We have experienced substantial losses and the current liquidity issues we face have had a materially adverse impact on our financial condition and cause us to conclude that there is substantial doubt as to our ability to continue as a going concern.

Our performing portfolio currently consists of three loans, and our real estate portfolio is now almost exclusively comprised of non-income producing real estate, the carrying costs of which we must bear.  These costs include servicing and property management fees payable to CM Capital, property taxes, legal fees, maintenance costs and resolutions costs.  In addition, CM Capital has put us on notice that it does not have the ability to make payments on its debt to us, which is a loss of approximately $226,000 per quarter in interest income and approximately $388,000 per quarter in principal payments.  Because of our limited amount of revenue, our recurring cash flow is not sufficient to cover our general operating costs, including real estate carrying costs.  Our future viability is dependent on our ability to execute portfolio resolution strategies that will offer operating liquidity, including our ability to sell assets in the current distressed real estate market. On February 18, 2011 we received notice that the holders of $25.0 million of the trust preferred securities filed a lawsuit against us for collection of their debt.  On April 29, 2011, a petition for involuntary Chapter 11 bankruptcy was filed against us by certain of our creditors, including the holders of the trust preferred securities and the first lienholders on the Warm Jones debt.  Under the involuntary petition, a Trustee has not been requested or appointed.  Once we are served with a summons and citation for the involuntary petition, we will have twenty days to file an answer to the petition, during which time we will continue to operate our business.  We are continuing discussions with the holders of the trust preferred securities and the Warm Jones lienholders, as well as other creditors, as we prepare our response to the bankruptcy petition.  It is likely that we will not have adequate liquidity to fund our operations and will not be able to continue as a going concern.

Note 14 - Subsequent Events

On April 29, 2011, a petition for involuntary Chapter 11 bankruptcy was filed against us by holders of the trust preferred securities and the first lienholders on the Warm Jones debt.  The filing did not include any of our other subsidiaries or affiliates.  Under the involuntary petition, a Trustee has not been requested or appointed. Once we are served with a summons and citation for the involuntary petition, we will have twenty days to file an answer to the petition, during which time we will continue to operate our business.

In April and May 2011, the borrower on one of our performing loans did not pay its interest payment, causing an event of default to occur under such mortgage loan, resulting in a loss of interest income to us over these two months of approximately $13,000.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes to those statements included elsewhere in this document. This quarterly report may contain certain forward-looking statements. Forward-looking statements are those that are not historical in nature. They can often be identified by their inclusion of words such as “will,” “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend” and similar expressions. Any projection of revenues, earnings or losses, capital expenditures, distributions, capital structure or other financial terms is a forward-looking statement.

Our forward-looking statements are based upon our management’s beliefs, assumptions and expectations of our future operations and economic performance, taking into account the information currently available to us. Forward-looking statements involve risks and uncertainties, some of which are not currently known to us, that might cause our actual results, performance or financial condition to be materially different from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. Some of the important factors that could cause our actual results, performance or financial condition to differ materially from expectations are:

●	the involuntary Chapter 11 bankruptcy proceeding that has been filed against us;
●	our ability to continue as a going concern;
●	our inability to restructure our obligations under our junior subordinated notes;
●	economic conditions impacting the real estate market and credit markets;
●	our potential liability for federal income taxes;
●	continued distress in real estate markets;
●	our real estate assets are non-income producing but have significant costs of ownership;
●	nature of our real estate assets may result in further impairments;
●	reduction in revenue due to CM Capital note default;
●	our ability to sell assets;
●	our continued inability to obtain liquidity;
●	additional impairments on our assets;
●	our contingent liability related to two financial guarantees; and
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

For a more detailed description of the risks affecting our financial condition and results of operations, see “Risk Factors” in Item 1A of our Form 10-K filed on March 18, 2011.

Overview

We continue to operate in an uncertain economy and a struggling residential and commercial market.  Our first quarter results are a direct reflection of these challenges.  For the quarter ended March 31, 2011, we reported a net loss of $1.9 million, or $.12 per share. The vast majority of our first quarter net loss was due to professional fees, costs associated with holding property and interest expense.

The greater Las Vegas market has seen little to no price appreciation within the commercial real estate and raw land sectors, and these sectors are likely to remain depressed for the foreseeable future.  Given that most of our remaining assets are commercial real estate and raw land, we believe that we will continue to be forced to sell assets at distressed prices in order to raise cash for operating expenses for the foreseeable future.  It was during the third quarter 2010 that our approach to valuing our real estate changed from an expectation of holding the assets for market recovery to an acknowledgement that we will likely be required to sell the assets as opportunities arise or as the need for cash dictates.  We continued this approach through the first quarter 2011.

During the third quarter 2010, our related party and asset manager, CM Capital Services, stopped making interest payments on its note to us and indicated its inability to make principal payments, which were scheduled to resume on December 31, 2010.  This note was originally entered into in November 2007, and was modified in November 2008, to defer principal payments to December 2010 and reduce the interest rate from 9.0% to 6.0% for the duration of the 10-year term.  While the terms of the promissory note have not been further modified, CM Capital has put us on notice that it does not have the ability to make payments on its debt to us and we have therefore fully impaired the note.  We have not recorded interest income on the note since June 30, 2010.  Any future interest payments will be applied to the principal balance of the promissory note, as dictated by generally accepted accounting principles.  In March 2011, CM Capital surrendered its mortgage license and is no longer operating as a loan originator.  Our Board of Directors continues to work with CM Capital for a resolution to the promissory note.

Our lenders on our junior subordinated notes notified us that they accelerated the repayment of the debt under the junior subordinated notes. On March 3, 2011, we were formally served with notice that the lenders also filed suit against us to collect this debt.  We do not have the ability to refinance or the liquidity to repay this debt.   Moreover, because our portfolio of performing loans is only $6.2 million, our recurring cash flow is not sufficient to cover our general operating costs, including real estate carrying costs.  Our ability to continue as a going concern will be dependent upon our ability to restructure our debt and execute portfolio resolution strategies that will offer operating liquidity. No assurance can be given that we will be successful in achieving any of these steps or restructuring these arrangements on acceptable terms. On April 29, 2011, a petition for involuntary Chapter 11 bankruptcy was filed against us by certain of our creditors, including the holders of the trust preferred securities. Under the involuntary petition, a Trustee has not been requested or appointed.  Once we are served with a summons and citation for the involuntary petition, we will have twenty days to file an answer to the petition, during which time we will continue to operate our business.  Therefore, we may not be able to realize our assets and settle our liabilities in the ordinary course of business, adversely impacting amounts actually realized relative to our financial statements. If we liquidate under Chapter 7 of the United States Bankruptcy Code or otherwise, it is expected that our common stockholders would not recover any value and holders of the junior subordinated notes would receive little, if any, value in relation to the outstanding principal amounts of the junior subordinated notes. Our consolidated financial statements included in this Quarterly Report on Form 10-Q do not reflect any adjustments that might specifically result from the outcome of this uncertainty.

In connection with our 37.6% equity investment in Warm Jones, LLC (Warm Jones) we guaranteed a $13.7 million first lien mortgage loan that was borrowed by Warm Jones.   Warm Jones borrowed an additional $2.6 million, the proceeds of which were used to pay 12 months of interest on the first and second lien loans, and carrying costs associated with property.  Both loans have since matured and both loans are in default.   In November 2010, our equity investment in Warm Jones was foreclosed upon, which eliminated our ownership position; however, we continue to have a liability for the guaranty on the first lien debt, which we have valued at $4.7 million at March 31, 2011.  On April 6, 2011, we received notice from the first lienholders of Warm Jones that an event of default occurred under the forbearance agreement and deed of trust securing the loan as a result of a trustee’s sale of the collateral conducted pursuant to the $2.6 million second position lien. The notice further stated that as a result of such sale, the first lienholders exercised their right to call the entire amount of the loan immediately due.

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

Our Investments

Mortgage Investments, Real Estate Owned and Investments in Real Estate
We were established as a mortgage REIT; however, as our borrowers began defaulting on their obligations to us, our Advisor determined that, in many instances, the best course of action was to foreclose on the underlying collateral and take title to the property. Real estate owned and investments in real estate consist primarily of property acquired through foreclosure on mortgage loans. We did not foreclose on any loans during the first quarter 2011.

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

The following table provides a detailed listing of our remaining investment assets, and the debt associated with each asset as of March 31, 2011 (dollars in thousands). It excludes assets that were impaired to a zero carrying value as of March 31, 2011.

Description	Location	DCR % Ownership	Carrying Value	Related Debt Balance	Value Net of Secured Debt

Mortgage on undeveloped land	Kingman, AZ	100%	$4,212	$-	$4,212
Mortgage on undeveloped land	Golden Valley, AZ	100%	1,257	-	1,257
8.5 acres undeveloped land	Sandy, UT	4%	69	-	69
Mortgage investments			$5,538	$-	$5,538

16 acres of undeveloped land	Houston, TX	100%	$700	$-	$700
52 custom home lots	Springfield, MO	100%	1,193	-	1,193
946 acres of undeveloped land	Roach, MO	100%	1,425	-	1,425
Real Estate Owned			$3,318	$-	$3,318

Partially developed homes	Las Vegas, NV	86%	$391	$369	$22
14 acres of undeveloped land	Indian Springs, NV	100%	230	-	230
5.0 acres of undeveloped land	Las Vegas, NV	100%	298	250	48
5.0 acres of undeveloped land	Las Vegas, NV	100%	282	226	56
2.5 acres of undeveloped land	Las Vegas, NV	100%	163	126	37
34.7 acres of undeveloped land	Pahrump, NV	64%	322	321	1
3.0 acres of undeveloped land	Las Vegas, NV	76%	806	722	84
Fully Consolidated Investments in Real Estate			$2,492	$2,014	$478

640 acres of undeveloped land	Bullhead City, AZ	12%	$53	$-	$53
Industrial building on 2.34 acres of land	Las Vegas, NV	10%	84	-	84
20,180 square foot office building	Las Vegas, NV	13%	22	-	22
JV with 9 remaining residential lots	Las Vegas, NV	30%	720	-	720
JV with 1 remaining residential home	Las Vegas, NV	12%	54	-	54
Cost and Equity Method Investments in Real Estate			$933	$-	$933

Total Investments in Real Estate and Mortgage Investments			$12,281	$2,014	$10,267

DCR office land and building	Henderson, NV	100%	$4,696	$5,867	$(1,171)	(1)
Gentleman's club land and building	Las Vegas, NV	100%	6,278	6,000	278
Total Land and Building			$10,974	$11,867	$(893)

			$23,255	$13,881	$9,374

(1) Under the terms of the general guaranty of the mortgage note payable, if the building were to be sold for an amount less than the outstanding debt balance, we would be liable for the deficiency.

Below is a summary of activity in our mortgage investments and investments in real estate for the three months ended March 31, 2011:
●
We invested $300,000 in mortgage investments, using cash received from the sale of foreclosed properties, and at March 31, 2011, all but $69,000 of our investment had been repaid to us with interest.  These investments are short-term.  We had three performing loans of which two were with one borrower, secured by property located in Arizona with an aggregate principal balance of $6.1 million and a carrying value of $5.5 million. The borrower was performing on the loans in accordance with the terms of the restructured agreements through March 31, 2011;

●
We are currently engaged in two joint venture agreements with a third-party homebuilder for the construction of single family homes in Las Vegas, Nevada.  The carrying value of these joint ventures was $774,000;

●	We held $159,000 in real estate investments accounted for under the cost method;
●	Our equity method investments had a carrying value of zero;
●
We held $2.5 million in fully consolidated real estate investments and the noncontrolling interests related to these investments had a carrying value of $365,000.  We sold fully consolidated investments for cash proceeds of $621,000 during the first three months in 2011.

Investments in Variable Interest Entities
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

Results of Operations for the three months ended March 31, 2011 compared to the three months ended March 31, 2010

Revenues
Other interest income is the interest income on our related party note from CM Capital.  Other interest income decreased $222,000, or 100%, to zero for the three months ended March 31, 2011 from $222,000 for the three months ended March 31, 2010.  In October 2010, CM Capital notified us that it was unable to make further interest payments on the note.  We placed the note on non-performing status at that time, and also in accordance with our policy reversed all previously accrued but impaired interest and as a result, we have not recorded interest income since July 2010.

Non-interest income decreased by $65,000 or 20.6%, to $251,000 for the three months ended March 31, 2011 from $316,000 for the three months ended March 31, 2010.  Non-interest income consists of rental income and other miscellaneous income, specifically gain on sales of real estate investments.  Rental income decreased by $100,000, a result of a $96,000 decrease in our rental income earned from 3MO, LLC, whose operating facilities were leased to a third party beginning in the fourth quarter of 2009.  Offsetting this decrease was a $35,000 gain on sales of real estate investments recognized during the three months ended March 31, 2011 due to the sales of two real estate investments during the period.  We did not recognize any gains during the three months ended March 31, 2010.

Expenses
Interest expense consists of interest and origination fees on our notes payable, mortgage debt, and junior subordinated notes payable. Interest expense decreased $186,000 or 20.3% to $729,000 for the three months ended March 31, 2011 from $915,000 for the three months ended March 31, 2010.   During the three months ended March 31, 2010, we paid $137,000 in interest on the debt of Warm Jones.  There were no payments made during this same period in 2011.  In addition, there was a $72,000 decrease on the interest expense and origination fees associated with our fixed rate debt.  This decrease was a result of a decrease in our average fixed rate debt by $647,000 from the first quarter in 2010 to the first quarter in 2011 resulting in an approximate $20,000 decrease in interest expense, coupled with a decrease in origination fees from the first quarter 2010 to the first quarter 2011 of $46,000.

Non-interest expense, including provision for loan losses decreased by $1.6 million, or 50.8%, to $1.6 million for the three months ended March 31, 2011 from $3.2 million for the three months ended March 31, 2010. The decrease in non-interest expense was primarily due to a decrease of $1.1 million in impairments on all assets.  A decrease of $248,000 in management and servicing fees was a result of a decrease in management fees payable pursuant to the advisory agreement with CM Group as a result of the decrease in our gross average invested assets during the three months in 2011 compared to the three months in 2010.  Also included in the decrease in overall non-interest expense was a $257,000 decrease in professional fees, a result of a decrease from the first three months in 2010 to the first three months in 2011 in legal expenses incurred related to our junior subordinated notes.   As a result of sales of properties during 2010 and into 2011, property taxes decreased $116,000 from the three months ended March 31, 2010 to the three months ended March 31, 2011.

As of March 31, 2011, we reported noncontrolling interests in real estate ventures with a carrying value of $365,000 related to our consolidation of six entities.  Net loss attributable to noncontrolling interests was $28,000 for the three months ended March 31, 2011, a decrease in loss of $763,000 from $791,000 for the three months ended March 31, 2010, a result of a decrease in impairments on the properties underlying the investments.

In accordance with the Statement of Policy Regarding Real Estate Investment Trusts adopted by the NASAA membership on May 7, 2007, if total operating expenses exceed 2% of average invested assets or 25% of net income, whichever is greater, disclosure of such fact shall be made to the stockholders.  Total operating expenses are defined as the aggregate expenses of every character paid or incurred by us as determined under GAAP, including advisor fees, but excluding: organization and operating expenses; interest payments; taxes; non-cash expenditures such as depreciation, amortization and bad debt reserves; incentive fees; and acquisition fees and expenses.  For the twelve months ended March 31, 2011, total operating expenses were 3.19% of average invested assets.  The independent members of our board of directors reviewed the expenses and determined that the expenses were reasonable and justified based on the nature of the expenses relative to the value of our average invested assets.

Taxable Loss
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

Our taxable REIT subsidiary is subject to federal, state, and local taxes. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards.  Deferred tax assets are subject to management’s judgment based upon available evidence that future realization is more likely than not.  During 2008, we established a valuation allowance against the net deferred tax assets.  Based upon the projected sources of taxable income, including those known to be available in future periods, management concluded that it was more likely than not that such sources of income at our taxable REIT subsidiary would likely be insufficient to utilize net operating losses and realize a benefit of other deferred tax assets.  Accordingly, a valuation allowance was necessary.  Management continues to reflect a full valuation allowance against deferred tax assets as of March 31, 2011.

We and our TRS are both currently under audit by the Internal Revenue Service for the years 2006, 2007 and 2009; these audits had not concluded as of March 31, 2011.   The Internal Revenue Service has proposed adjustments and assessments with respect to the audits that would disallow certain deductions for compensation and directors fees taken by us in those periods.   In addition, the proposed adjustments and assessments disallow other uncertain tax positions, including management fees paid to our Advisor during 2005, 2006 and 2007 of $5.2 million.  We do not agree with the adjustments, and plan to either appeal the findings or negotiate a settlement with the IRS.  The likelihood of either approach is undetermined at this time.  We recorded a tax liability, including penalties and interest of $3.4 million at December 31, 2010, which remains unchanged at March 31, 2011. We have filed our formal response with the IRS defending our position on the disallowed deductions but have not received a response.

Liquidity and Capital Resources

Our primary sources of liquidity historically consisted of net interest income from mortgage loans, proceeds from repayment of mortgage loans and proceeds from the sale of our common stock. With the significant deterioration in the performance of our loan portfolio, and the substantial increase in real estate owned and real estate investments due to foreclosures, our sources of funds from normal portfolio operations have been virtually eliminated. In addition, due to the general collapse of the real estate market beginning in late 2007, and the impact of declining real estate values on our mortgage investments, we suspended the sale of our common stock in February 2008. Because of our lack of cash flow, we are closely monitoring and managing our cash position. Our primary source of liquidity consists of proceeds from the sale of real estate investments.

Net cash used in operating activities during three months ended March 31, 2011 was $1.1 million, which was primarily due to the deterioration of interest income related to the default by CM Capital on the payment of interest on our note receivable combined with the increase in interest expense related to the leverage we placed on our assets for operating liquidity, servicing and property management fees, carrying costs related to our foreclosed assets, and legal expenses.   At March 31, 2011, our mortgage investments were $5.5 million, investments in real estate had a carrying balance of $3.4 million, and real estate owned had a carrying balance of $3.3 million. Non-performing mortgage loans and real estate assets produce minimal, if any, current earnings and will not provide cash flow until they are sold or an alternative resolution becomes available. Additionally, we will continue to incur carrying, servicing and property management costs on our real estate investments until we have disposed of the assets. This will result in added costs related to property ownership. While the disposition of any of our assets cannot be predicted, our Advisor believes that over time our real estate assets will be resolved and that the proceeds generated from the resolution of these assets will provide capital for operating expenses and a reduction in outstanding debt.  It is unlikely that we will have funds available for reinvestment into performing assets.  As of March 31, 2011, we have reviewed the carrying value of our investments and have recorded a recovery for loan losses of $90,000 due to the passage of time and the accompanying accretion of the restructure discount, a $271,000 loss on equity of unconsolidated investments in real estate and $28,000 in impairments on other real estate investments. With the current uncertainty in the real estate market, especially in the greater Las Vegas area, the amount of further losses on any individual asset or on the portfolio as a whole may vary. These estimates are based upon a thorough evaluation by our Advisor based on prevailing economic conditions, historical experience, unique characteristics of the assets, industry trends and an estimated net realizable value of the assets.

Net cash provided by investing activities for the three months ended March 31, 2011, was $552,000. During the first three months in 2011, we sold assets for cash proceeds of $621,000.   We will continue to evaluate assets for resolution on a case-by-case situation, and anticipate selling additional assets to generate cash for working capital purposes.

For the three months ended March 31, 2011, net cash used in financing activities was $178,000, which was related to repayments on notes payable.

In 2007, we entered into a guarantee for the payment of a first mortgage loan in the amount of $13.7 million owed by Warm Jones, of which we were 37.6% owner.   In February 2010, Warm Jones failed to pay the note upon maturity.  To potentially limit our liability on the guarantee, we paid $137,000 of interest to the lenders to keep the interest payments on the note current. In July 2010, we entered into a forbearance agreement with the lenders.  Pursuant to the forbearance agreement the lenders agreed to forbear from enforcing payment under the guarantee until June 2011, and agreed to waive all accrued and unpaid interest and all interest that accrues during the forbearance period provided that the loan is repaid in full on or before June 2011.  Upon our execution of the forbearance agreement, we paid outstanding property taxes on the real estate held by Warm Jones in the amount of approximately $200,000 and are required to continue to pay the property taxes during the forbearance period.  We have paid an additional $102,000 in property taxes since our execution of the forbearance agreement.  In November 2010, our 37.6% equity interest in Warm Jones was foreclosed upon and we no longer have an ownership interest in the property; however, we continue to have a liability for the guaranty, which we have valued at $4.7 million as of March 31, 2011, based upon the estimated shortfall between the outstanding balance due under the promissory note, including accrued interest, and the estimated value of the property collateralizing the loan.  We continue negotiations with the lender; however, should we have to fund this shortfall, it would have a material impact on our liquidity and we would have to sell assets to generate cash for the payment.  As of the date of this report, there were no offers to purchase the property.  On April 6, 2011, we received notice from the first lienholders of Warm Jones that an event of default occurred under the forbearance agreement and deed of trust securing the loan as a result of a trustee’s sale of the collateral conducted pursuant to the $2.6 million second position lien. The notice further stated that as a result of such sale, the first lienholders exercised their right to call the entire amount of the loan immediately due.   On April 29, 2011, a petition for involuntary Chapter 11 bankruptcy was filed against us by certain of our creditors, including the first lienholders on the Warm Jones debt. Under the involuntary petition, a Trustee has not been requested or appointed.  Once we are served with a summons and citation for the involuntary petition, we will have twenty days to file an answer to the petition, during which time we will continue to operate our business.

In April 2009, we foreclosed on the operating business and real estate securing a defaulted loan with an original principal balance of $14.4 million.  From April 2009 to November 2009, we reflected the business as discontinued operations in our financial statements and were operating the business in order to retain value in the property as an operating business until sold or leased. In November 2009, we entered into a lease agreement with an operator of similar businesses, which provides for monthly rent of $40,000 plus 30% of net profits, if any, and contains an option to purchase the facility for $10.0 million at any time during the four-year term of the agreement.  On November 16, 2009, the effective date of the lease, the operator/lessee assumed operations of the business, including the responsibility to fund all operating costs of the business. To fund operating costs prior to the execution of the lease agreement with the tenant, we leveraged the property with $5.0 million of debt.  This debt matured in September 2010, at which time we extended the maturity date by one year, and increased the principal balance to $6.0 million.  Monthly interest payments are $60,000, and are payable from an interest reserve account established from the proceeds of the debt.  The balance of the interest reserves is $400,000 at March 31, 2011 and will be available to fund payments through September 2011.

On June 16, 2006, we issued trust preferred securities through our unconsolidated subsidiary, Desert Capital Statutory Trust I (the “Trust”), in a private transaction exempt from registration under the Securities Act of 1933, as amended, or the Securities Act. Concurrently, we issued $30.9 million in junior subordinated notes to the Trust and made a $928,000 common equity investment in the Trust. The junior subordinated notes had a 30-year term ending June 2036 and were redeemable at par on or after June 30, 2011. The assets of the Trust consist solely of the $30.9 million of junior subordinated notes concurrently issued by us, with terms that mirror the trust preferred securities. We were previously notified that we are in default of certain covenants with respect to our junior subordinated notes.  Pursuant to our indenture, the trustee or holders of not less than 25% aggregate principal amount of the junior subordinated notes have the right to accelerate our obligation to pay the principal amount and accrued interest on the junior subordinated notes. In July 2009, we were notified that repayment of the debt under the junior subordinated notes had been accelerated and was immediately due and payable.

In March 2010, we entered into a standstill agreement with the holders of the trust preferred securities pursuant to which such holders agreed to not exercise any rights or remedies against us to enforce or collect the debt in exchange for  continued payment of the quarterly interest payments due under the Junior Subordinated Notes in accordance with the terms of the junior subordinated indenture.  We failed to make our October 30, 2010 interest payment and the standstill agreement has been terminated.  We have been in discussions with the holders of the trust preferred securities; however, such discussions stalled in February 2011, and on March 3, 2011, we were formally served with notice that on February 18, 2011, the holders of $25.0 million of the trust preferred securities had filed a lawsuit against us to collect this debt.  On April 29, 2011, a petition for involuntary Chapter 11 bankruptcy was filed against us by certain of our creditors, including the holders of our trust preferred securities. Under the involuntary petition, a Trustee has not been requested or appointed.  Once we are served with a summons and citation for the involuntary petition, we will have twenty days to file an answer to the petition, during which time we will continue to operate our business.

We have a mortgage note payable to a bank that is collateralized by the Henderson, Nevada office building, which serves as our corporate headquarters. Both Desert Capital REIT and Desert Capital TRS have guaranteed the debt in the event of nonpayment or in the event that the liquidated value of the building is not sufficient to cover the outstanding mortgage debt.  At December 31, 2010, we recorded a $3.3 million impairment on the land and office building, which resulted in a carrying value of $4.8 million.  At March 31, 2011, the carrying value of the building was $1.2 million less than the outstanding debt balance of $5.9 million.  Under terms of the debt agreement, we are required to maintain a stipulated loan-to-value ratio.  In the event that the debt balance exceeds the stipulated loan-to-value ratio, the bank could require us to make a principal prepayment on the debt in the amount that the debt exceeds the required collateral coverage.  In addition, under terms of the general guarantee of the mortgage note the bank has the ability to declare the entire principal balance of the note immediately due and payable. We are in discussions with the bank due to our default of certain financial covenants but have not received a formal notice of default.  The bank may hold us liable for the deficiency between the value of the collateral and the note balance if the building were to be liquidated for less than the principal balance outstanding on the debt.

In June 2010, we entered into a forbearance agreement with CM Capital whereby we agreed to give CM Capital ninety days to address the covenant default on our $15.5 million note receivable.  Subsequent to June 30, 2010, the independent members of our Board of Directors agreed to extend the forbearance agreement for an additional 90 days, and to further evaluate the financial strength of CM Capital.  CM Capital notified us in October 2010 that it would be discontinuing interest payments on the note until it returns to profitability. Further, in December 2010, pursuant to the terms of the note, CM Capital was obligated to resume principal payments on the note. CM Capital has failed to make principal and interest payments on the note and the note continues to be in default.  The note is secured by a pledge of all of the ownership interests in CM Capital.  The independent members of our Board of Directors issued a notice of default to CM Capital, and are continuing discussions with management of CM Capital on a resolution to the note receivable.  The non-payment of principal and interest has had a material adverse effect on our financial condition.  Based on our concerns about the financial condition of CM Capital and its non-payment of principal and interest, we had substantial doubt as to the collectability of the note receivable and recorded an allowance for loan losses for the outstanding principal balance of $14.7 million at December 31, 2010.  The impairment does not reflect a change in the payment terms of the note or a reduction in the amount we are owed under the note.  In March 2011, CM Capital surrendered its mortgage license to the state of Nevada and has indicated it is winding down its operation.

Upon the death of a stockholder, the stockholder’s estate has a limited right of redemption with respect to its common stock, and at March 31, 2011, we had received redemption requests of 276,000 shares of common stock totaling $2.2 million, which is reflected as a liability on our balance sheet.

Desert Capital REIT and Desert Capital TRS are both currently under audit by the Internal Revenue Service for the years 2006, 2007 and 2009; these audits had not concluded as of March 31, 2011.   In February 2011, the Internal Revenue Service provided us with an economist's report which concluded that several of the deductions we had taken for tax purposes on our TRS tax return for the years 2006 and 2007 should be disallowed.  As a result, we recorded a liability for federal income tax, including penalties and interest, of $3.4 million at December 31, 2010 and our balance remains unchanged at March 31, 2011.   In March, 2011, we received formal notice of proposed adjustment (NOPA) from the IRS, which stipulates adjustments and assessments with respect to the audits related to certain deductions for compensation and directors fees for which deductions taken by us in those periods are being denied.   In addition, the proposed adjustments and assessments disallow other uncertain tax positions, including management fees paid to our Advisor during 2005, 2006 and 2007 of $5.2 million.  We do not agree with the economist’s conclusion or the NOPA, and plan to either appeal the findings or negotiate a settlement with the IRS.  The likelihood of success of either approach is undetermined at this time. The audit for the 2009 tax year began in January 2011; therefore, at this time, we do not have an indication of the outcome.

In order to continue to qualify as a REIT, we are required to distribute on an annual basis to our stockholders at least 90% of our REIT taxable income (excluding the dividends paid deduction and any net capital gain), 90% of our net income from foreclosure property less the tax imposed on such income, and any excess noncash income.  During 2010 we foreclosed upon certain properties and during 2010 and 2011 sold certain properties that secured loans we made to third parties.  Although these activities generated cash proceeds, they generally did not result in income for federal income tax purposes, and many produced losses.  Accordingly, the recent foreclosures and sales did not increase (and in many cases may have actually decreased) the amounts that we were required to distribute.  In October 2008, the Board of Directors suspended the dividend until the cash position of the Company improved, or until distributions were necessary to maintain our REIT status.  Due to our taxable loss, we were not required to make distributions to our stockholders during the three months ended March 31, 2011.

As indicated throughout this report, our ongoing operating costs and other obligations are significantly greater than our cash flow.  Our estimate of cash needs for the next twelve months is between $4.0 million and $5.0 million and includes the following:

●	principal and interest payments on our notes and mortgages payable;
●	property ownership expenses, including property taxes, servicing fees and asset management fees;
●	advisory fees;
●	legal and professional expenses;
●	board fees;
●	corporate insurance premium; and
●	other general operating expenses.

Not included in this estimate are any payments related to potential liability under the Warm Jones guaranty, any federal income tax assessment on the outcome of the IRS audit, other debt due within 12 months, and any deficiency payments related to the mortgage on our office building.

Due to our limited sources of operating revenue, recurring cash flow will not be sufficient to satisfy our operating costs and obligations. To fund our cash shortfall, we expect to sell assets.  Our options for incurring additional debt are limited by the carrying value of the underlying asset, and we do not believe this is a likely source of future cash flow.  Given current market conditions, we may not be able to liquidate assets at a price we believe to be reasonable, or at all, or be able to incur additional debt or repay our existing debt.  In addition, on April 29, 2011, a petition for involuntary Chapter 11 bankruptcy was filed against us by certain of our creditors, including the holders of our trust preferred securities and the first lienholders on the Warm Jones debt. Under the involuntary petition, a Trustee has not been requested or appointed.  Once we are served with a summons and citation for the involuntary petition, we will have twenty days to file an answer to the petition, during which time we will continue to operate our business. We and our board of directors are evaluating our options as we prepare to respond to the petition.

Critical Accounting Policies and Management Estimates
Our discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, known as GAAP. These accounting principles require us to make some complex and subjective decisions and assessments. Our most critical accounting policies involve decisions and assessments, which could significantly affect our reported assets, liabilities and contingencies, as well as our reported revenues and expenses. We believe that all of the decisions and assessments upon which our financial statements are based were reasonable at the time made based upon information available to us at that time. We evaluate these decisions and assessments on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions. There have been no changes in our critical accounting policies as filed in Form 10-K on March 18, 2011.

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

(b) Changes in Internal Controls

There were no significant changes in our control over financial reporting that occurred during the first quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

SEC Subpoena in the Matter of CM Capital Services, LLC (LA-3825)
We received a subpoena from the United States Securities and Exchange Commission requesting various documents and information.  The subpoena was issued in an investigation entitled In the Matter of CM Capital Services, LLC (LA-3825).  CM Capital  is a subsidiary of our Advisor, CM Group, LLC.  CM Capital originated loans in which we invested funds.  We intend to cooperate with the SEC with respect to the subpoena.

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

Cause No. 2009 16312, Phase One Technologies, L.L.C. and Alpine Environmental Technologies Corporation v. Consolidated Mortgage, L.L.C., d/b/a CM Capital Services, L.L.C., CM Capital Services, L.L.C., Desert Capital REIT, Inc., Hayden Almeda, L.L.C., Todd B. Parriott, Paul Huygens et al.; In the District Court of the 133rd Judicial District of Harris County, Texas
Plaintiffs Phase One Technologies and Alpine Environmental Technologies Corporation allege that Defendants Consolidated Mortgage, L.L.C., d/b/a CM Capital Services, L.L.C., CM Capital Services, L.L.C., Desert Capital REIT, Inc., Todd B. Parriott, and Paul Huygens (collectively the “CM Defendants”) failed to pay for environmental remediation work performed by Plaintiffs.  Plaintiffs have stated causes of action for breach of contract/quantum meruit, foreclosure of Plaintiffs’ constitutional/statutory lien, sham contract, fraudulent conveyance, conspiracy, alter ego and piercing the corporate veil, fraud, negligent misrepresentation, promissory estoppel, equitable subrogation, and Texas Prompt Payment Act violations.  Plaintiffs are seeking an undefined amount of damages, exemplary damages, sale of the property on which the environmental remediation work was performed, attorneys’ fees and expenses, pre- and post-judgment interest, and costs.  The CM Defendants also face cross claims from co-defendant SRG Real Estate, LLC.  SRG Real Estate alleges that the CM Defendants failed to pay in accordance with alleged promises made to SRG Real Estate.  SRG Real Estate has stated causes of action for breach of oral contract, promissory estoppel, and seeks to hold all the CM Defendants responsible under various theories of vicarious liability.  SRG Real Estate seeks an undisclosed amount of damages, pre- and post-judgment interest, costs, attorneys’ fees, and additional recovery for indemnity and/or contribution.  CM Capital has alleged causes of action fraudulent conveyance, and wrongful foreclosure, and seeks to pierce the SRG Real Estate’s corporate veil to enforce a deficiency from a related arbitration award.  CM Capital seeks an undisclosed amount of damages, exemplary damages, costs, pre- and post- judgment interest, a declaration that the fraudulent transfers are void, the cancellation of improper deeds of trust, attorneys’ fees and expenses

Item 1A. Risk Factors
The Company has updated its risk factors as previously disclosed in its Form 10-K for the year ended December 31, 2010. The following risk factor should be read together with the risk factors included in Part I, Item 1A of our Form 10-K for the year ended December 31, 2010.  References in the risk factors to “we,” “our” and “us” or "Company" are to Desert Capital REIT, Inc. and its subsidiaries unless the context specifically otherwise requires.

Certain of our creditors have filed an involuntary Chapter 11 bankruptcy petition against us, which raises substantial doubt about our ability to continue as a going concern.

Our consolidated financial statements are presented in this report on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  Over the past three years we have experienced substantial losses including a net loss of $53.4 million, or $3.17 per share for 2010.  These financial results have had a materially adverse impact on our financial condition.   As previously disclosed, as a result of our limited sources of operating cash flow, and limited cash and other liquid assets, we do not have the ability to satisfy all of our obligations.  On April 29, 2011, certain of our creditors filed an involuntary Chapter 11 bankruptcy petition against us, which raises substantial doubt about our ability to continue as a going concern.

As with any judicial proceeding, there are risks of unavoidable delay with a Chapter 11 proceeding and there are risks of objections from certain stakeholders, including objections from the holders of unsecured claims. Any material delay in the confirmation of a plan, or the threat of rejection of the plan by the Bankruptcy Court, would not only add substantial expense and uncertainty to the process, but also would adversely affect the value of our assets.

Furthermore, so long as the Chapter 11 proceedings continue, we will be required to incur substantial costs for professional fees and other expenses associated with the administration of the Chapter 11 proceedings. A prolonged continuation of the Chapter 11 proceedings would cause our assets to become further devalued or worthless.  If the Company does not have sufficient liquidity to satisfy its needs during the bankruptcy proceeding, a liquidation of the Company pursuant to Chapter 7 of the Bankruptcy Code will occur.

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

May 10, 2011	DESERT CAPITAL REIT, INC. By: /s/Todd B. Parriott Todd B. Parriott, Chief Executive Officer, President and Chief Investment Officer and Chairman of the Board (Principal Executive Officer)

May 10, 2011	DESERT CAPITAL REIT, INC. By: /s/Stacy M. Riffe Stacy M. Riffe, Chief Financial Officer, (Principal Accounting Officer)